Form 10QSB
period 1996-09-30
JAVELIN SYSTEMS INC
filed 1996-12-09
CIK 1021917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

             [_]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                       Commission File Number:  0-21477

                             JAVELIN SYSTEMS, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)

STATE OF DELAWARE                                      52-1945748
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                               2882C TUSTIN AVE.
                           TUSTIN, CALIFORNIA  92780
              (Address of Principal Executive Offices) (Zip Code)

                                 (714) 730-1390
                (Issuer's Telephone Number, Including Area code)

                                      N/A
--------------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No X
   ----    ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                    Date                  Outstanding

Common Stock, $.01 par value       November 30, 1996            2,954,250

Transitional Small Business Disclosure Format (check one):
Yes      No X
   ----    ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             JAVELIN SYSTEMS, INC.
                                 BALANCE SHEETS

                                           SEPTEMBER 30,       JUNE 30,
                                                1996            1996*
                                           -------------     -------------
                                            (UNAUDITED)
ASSETS
Current assets:
 Cash                                       $    152,038     $       6,404
 Accounts receivable - net                     1,181,522           693,679
 Inventories                                     488,777           209,350
 Other current assets                             34,253             4,107
                                           -------------     -------------
  Total current assets                         1,856,590           913,540
                                           -------------     -------------

 Property and equipment, net                      48,612            27,922
 Other assets, net                               236,760             9,851
                                           -------------     -------------
  Total assets                              $  2,141,962     $     951,313
                                           =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Line of credit                           $     339,736     $     206,552
  Accounts payable                               827,645           356,769
  Accrued expenses                                30,302            32,973
  Current maturities of notes payable
   to stockholders                                90,000            65,000
  Current portion of long-term debt              635,000            20,000
                                           -------------     -------------
   Total current liabilities                   1,922,683           681,294
                                           -------------     -------------


 Notes payable to stockholders, net of
  current portion                                    ---            25,000
 Long-term debt, net of current portion              ---            50,000
 Commitments and contingencies

 Stockholders' equity:
  Preferred stock, $0.01 par value:
     authorized shares--1,000,000
     issued and outstanding shares--none
  Common stock, $.01 par value:
     authorized shares--10,000,000
     issued and outstanding--2,104,250         1,084,458           369,206
  Deferred charge related to warrants
   issued in connection with notes
   payable                                      (522,867)         (119,845)

  Deferred compensation                         (185,545)              ---
  Accumulated deficit                           (156,767)          (54,342)
                                           -------------     -------------
   Total stockholders' equity                    219,279           195,019
                                           -------------     -------------
   Total liabilities and stockholders'
    equity                                 $   2,141,962     $     951,313
                                           =============     =============

*The balance sheet at June 30, 1996 has been derived from audited financial statements.
                                       2

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                   THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                             1996                  1995*
                                        --------------         -------------

Net sales                               $    1,351,721         $    ----
Cost of sales                                1,048,600              ----
                                        --------------         -------------
Gross profit                                   303,121              ----

Operating expenses:
   Research and development                     53,564              ----
   Selling and marketing                        56,865              ----
   General and administrative                  142,167              ----
                                        --------------         -------------
Total operating expenses                       252,596              ----
                                        --------------         -------------

Operating income                                50,525              ----
Interest expense                               152,950              ----
                                        --------------         -------------
Net loss                                $     (102,425)        $    ----
                                        ==============         =============

Net loss per share                      $        (0.05)        $    ----
                                        ==============         =============


Shares used in computing net loss
  per share                                  2,104,250              ----
                                        ==============         =============


*The Company commenced business on September 19, 1995.

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              1996        1995 (note)
                                                         --------------  -------------

OPERATING ACTIVITIES
Net loss                                                 $     (102,425) $    ----
Adjustments to reconcile net loss to net cash used
   in operating activities:
 Depreciation and amortization                                    4,350
 Amortization of deferred charge related to warrants            113,230
 Amortization of deferred compensation                           13,455
 Changes in operating assets and liabilities:
    Accounts receivables                                       (487,844)
    Inventories                                                (279,427)
    Other current assets                                        (30,146)
    Accounts payable                                            470,877
    Accrued expenses                                             (2,672)
   Other                                                           (254)
                                                         --------------  -------------
  Net cash used in operating activities                        (300,856)      ----

INVESTING ACTIVITIES
 Purchase of equipment                                          (25,010)
                                                         --------------  -------------
  Net cash used in investing activities                         (25,010)      ----

FINANCING ACTIVITIES
 Net borrowings under line of credit                            133,184
 Proceeds from issuance of notes payable                        585,000
 Re-payment of notes payable                                    (20,000)
 Deferred offering costs                                       (226,684)
                                                         --------------  -------------
  Net cash provided by financing activities                     471,500       ----


INCREASE IN CASH AND CASH EQUIVALENTS                           145,634
 Cash and cash equivalents at beginning  of period                6,404
                                                         --------------  -------------
 Cash and cash equivalents at end of period              $      152,038  $    ----
                                                         ==============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Income tax paid                                         $       ----    $    ----
                                                         ==============  =============
 Interest paid                                           $       39,720  $    ----
                                                         ==============  =============

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     Javelin Systems, Inc. ("the Company") was incorporated in the State of Delaware under the name of Sunwood Research, Inc. on September 19, 1995. The Company designs, develops, markets and sells open systems touch screen point-of-sale ("POS") computers.

     The Company has incurred losses of $156,767 from inception, primarily due to the start-up nature of its business and non-recurring interest expenses attributable to the imputation of interest based upon the fair market value of certain warrants issued in connection with debt.

     On November 1, 1996, the Company completed an initial public offering (the "IPO") of 850,000 shares of its common stock at $5.00 per share, netting proceeds to the Company (after underwriters' discounts and expenses) of approximately $3,747,500. Proceeds to the Company were used to repay debt with an outstanding balance of approximately $725,000 and offering expenses of approximately $330,000. The remaining proceeds will be used for the purposes described in the Company's Prospectus dated October 25, 1996 (the "Prospectus") in connection with the IPO.


BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of the results for the full year. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form SB-2 filed with the SEC.


USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from these estimates.

INVENTORIES

     Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                       September 30,     June 30,
                           1996            1996
                       -------------   ------------
      Raw materials    $     386,447   $    203,950
      Finished goods         102,330          5,400
                       -------------   ------------

                            $488,777   $    209,350
                       =============   ============


CONCENTRATION OF BUSINESS AND CREDIT RISK

     The Company operates within an industry that is subject to rapid technological advancements, intense competition and uncertain market acceptance. The introduction of new technologies, competitors' alternative products and ultimate market acceptance of the products sold by the Company, could have a substantial impact on the future operations of the Company.

     Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers and collateral is generally not required. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential losses which, when realized, have been within the range of management's expectations. As of September 30, 1996, four customers accounted for 64% of total accounts receivable whereas four customers accounted for 68% of the total accounts receivables as of June 30, 1996.

     Sales to four customers amounted to 38% of net sales for the quarter ended September 30, 1996.


DEFERRED OFFERING COSTS

     Deferred offering costs amounted to $ 227,000 as of September 30, 1996 and are included in other assets in the accompanying unaudited balance sheet. Such costs consist of incremental costs incurred in connection with the IPO described above and, for financial reporting purposes, will be offset against the proceeds from the IPO.


REVENUE RECOGNITION

     Revenues from sales of products are recognized upon shipment of the products. The Company generally does not have any significant remaining obligations upon shipment of the products. Product returns and sales allowances, which have not been significant historically, are provided for at the date of sale.

NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents were not included in the computation since their effect would have been anti-dilutive. Common share equivalents result from the effect of outstanding options and warrants to purchase common stock.

     Proforma net loss per common share for the quarter ended September 30, 1996 assuming that the IPO would have been completed on July 1, 1996 would have been $(0.19) per share computed as follows:

         Net loss as shown in the accompanying financial
           statements                                               $ (102,425)
         Additional amortization of deferred charges
           related to warrants                                        (522,867)
         Reduction in interest expense due to the
           extinguishment of debt                                       39,720
         Interest income from the investing of
           excess funds at 6% per annum                                 25,500
                                                                    ----------

         Proforma net loss                                          $ (560,072)
                                                                    ==========

         Proforma weighted average shares
           outstanding                                               2,954,250
                                                                    ==========

         Proforma net loss per common share                         $    (0.19)
                                                                    ==========


2.  LINE OF CREDIT

     The Company has a line of credit with a financial institution under which it may borrow up to 80% of the Company's eligible accounts receivable (as defined) with monthly interest based upon the prime rate of a national financial institution, however, such rate cannot be less than 2.5% per month. Borrowings under the line of credit are collateralized by substantially all the assets of the Company. The Company has informed the financial institution that it will not renew the line of credit when it expires in December 1996 and has used a portion of the proceeds from the IPO to pay all of the outstanding borrowings under the line.


3.  INCOME TAXES

     No provision for federal or state income taxes is required since the Company incurred losses in the quarter ended September 30, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Javelin Systems, Inc. (the "Company") designs, develops, markets and sells open system touch screen POS computers primarily for the foodservice industry.

     The following discussion and analysis addresses the results of the Company's operations for the three months ended September 30, 1996. A comparison to the results of operations for the period September 19,1995 (date of incorporation) to September 30, 1995 is not provided since the Company's activities for such period were primarily limited to the raising of capital and the design and refinement of its NexDisplay-4 system. On November 1, 1996 the Company consummated an initial public offering (the "IPO") of 850,000 shares of its common stock, resulting in proceeds (net of discounts and commissions) of approximately $3,747,500. Since the closing of the IPO occurred after the period covered in this report, the Company's results and the following discussion do not reflect the IPO unless noted otherwise.

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonality in product sales, and pricing trends in the industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

     Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

RESULTS OF OPERATIONS

     Net sales for the quarter ended September 30, 1996 totaled $1,351,721. These net sales were realized from the sale of 745 Nex-Display-4 systems to 53 customers. One such customer accounted for the sale of 200 of these systems.


     Management intends to introduce two additional products in the current fiscal year: the Nex-Display-P system in January 1997, and the Wheelman kitchen monitor in April 1997. The Nex-Display-P system is the Pentium version of the Nex-Display-4. The modular design of the Nex-Display-4 enables the unit to be upgraded to a Pentium version by replacing the system board which slides out on rails. The Nex-Display-P will be optimized to run process-intensive operating systems like Windows 95 and Windows NT.


     The typical fast food restaurant uses 4 POS workstations like the Nex-Display-4 and 7 kitchen monitors. A kitchen monitor receives POS orders via a local area network from the front counter and displays the order to the food preparers in the kitchen. This high speed communication allows the restaurant production team to operate more efficiently. The Company intends to release a state of the art kitchen monitor called the Wheelman which integrates a networked single board computer inside a ruggedized 14 inch CRT.


     Cost of sales for the quarter ended September 30, 1996 totaled $1,048,600. Commencing July 1996, substantially all of the Company's manufacturing and assembly process was being performed by outside contractors. Management anticipates that for the foreseeable future it will continue to outsource substantially all of the manufacturing and assembly process. Management anticipates in 1997 a decrease in the cost per unit as the Company's sales continue to increase, due primarily to reductions in prices from the Company's suppliers and contract manufacturing resulting from increased volume of purchases by the Company.


     Research and development expenses for the quarter ended September 30, 1996 totaled $53,564 and consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in product development costs primarily due to the anticipated introduction of several product enhancements and new products as described above.

     Selling and marketing expenses for the quarter ended September 30, 1996 totaled $56,865. Such expenses consisted primarily of payroll costs of $30,783 and travel and entertainment of $20,192. Management anticipates that such expenses will increase substantially commencing in November 1996 as the Company implements its strategy to expand its product line, distribution network and markets.


     General and administrative expenses for the quarter ended September 30, 1996 totaled $142,167. Such expenses consisted primarily of payroll costs of $85,629, utilities of $8,760 and rent of $8,293. Management anticipates a substantial increase in general and administrative costs, primarily related to payroll costs, as the Company expands its personnel and costs associated with being a public company.


     Interest expense for the quarter ended September 30, 1996 totaled $152,950. Such expense included interest of $113,230 related to warrants issued in connection with certain promissory notes. Management anticipates a substantial increase in interest expense in the quarter ending December 31, 1996 due to the amortization of interest related to these warrants as well as additional amortized interest related to the issuance of additional warrants in July and August 1996. This non-recurring interest expense is attributable to the imputation of interest based upon the fair market value of the warrants and does not represent a cash expense to the Company.


     A provision for federal and state income taxes was not required since the Company incurred losses for the quarter ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES


     On November 1, 1996, the Company completed its IPO of 850,000 shares of its common stock at $5 per share, netting proceeds to the Company, after underwriters' discount and expenses, of approximately $3,747,500. A portion of the proceeds were used to repay debt of approximately $725,000 and offering expenses of $330,000. The remaining proceeds will be used for the purposes described in the Company's Prospectus dated October 25, 1996 in connection with the IPO.

     As of September 30, 1996 (prior to the receipt of the proceeds described above), the Company had cash of $152,038. Cash used in operating activities for the quarter ended September 30, 1996 totaled $300,856. Cash used in investing activities for the quarter ended September 30, 1996 totaled $25,070. Cash provided by financing activities for the quarter ended September 30, 1996 totaled $471,500, including proceeds from a line of credit of $133,184. The Company has notified the issuer of the line of credit that the Company does not intend to renew the line of credit beyond its termination date of December 4, 1996 and on November 5, 1996 repaid all amounts outstanding under the line of credit.


     The Company believes that the net proceeds of the initial public offering, combined with other available funds, will be adequate to meet the Company's cash needs during the next 18-24 months.


PART II.   OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Effective August 6, 1996, a majority of the stockholders of the Company adopted by written consent an Amendment and Restatement of the Certificate of Incorporation and Bylaws of the Company, approved a 1996 Stock Incentive Award Plan and elected Steven J. Goodman, Richard P. Stack, and C. Norman Campbell as directors of the Company. The foregoing action by written consent was effected prior to the consummation of the Company's IPO on November 1, 1996.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(A) 3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (the "SEC") on August 30, 1996 (the "Form SB-2").


     3.2 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.2 to the Form SB-2).

     3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit No. 3.3 to Amendment No. 1 to the Form SB-2 filed with the SEC on October 3, 1996)(the "Amendment No. 1 to Form SB-2").


     3.4 Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.4 to Amendment No. 1 to the Form SB-2.


     4.1 Form of Representative's Warrant Agreement by and between the Registrant and Meridian Capital Group, Inc. (incorporated by reference to Exhibit No. 4.1 to Amendment No. 2 to Form SB-2 filed with the SEC on October 25, 1996 (the "Amendment No. 2 to Form SB-2").


     4.2 Form of certificate evidencing shares of Registrant's common stock (incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to Form SB-2).


     10.1 Employment Agreement dated August 19, 1996 by and between the Registrant and Richard P. Stack (incorporated by reference to Exhibit No. 10.4 to Form SB-2).


     10.2 Employment Agreement dated August 19, 1996 by and between the Registrant and C. Norman Campbell (incorporated by reference to Exhibit No. 10.5 to Form SB-2).


     10.3 Securities Purchase Agreement dated July 2, 1996 by and between the Registrant and Jack S. Kompan (incorporated by reference to Exhibit No. 10.40 to Form SB-2).


     10.4 Promissory Note dated July 2, 1996 in the original principal amount of $25,000 payable by the Registrant in favor of Jack S. Kompan (incorporated by reference to Exhibit No. 10.41 to Form SB-2).


     10.5  Warrant dated July 2, 1996 issued by the Registrant in favor of Jack
S. Kompan (incorporated by reference to Exhibit No. 10.42 to form SB-2).

     10.6  Letter Agreement dated July 22, 1996 between the Registrant and John
R. Amos regarding the transfer of certain intellectual property by John R. Amos to the Registrant (incorporated by reference to Exhibit No. 10.44 to Form SB-2).


     10.7 Letter Agreement dated July 29, 1996 between the Registrant and C. Norman Campbell regarding the transfer of certain intellectual property by C. Norman Campbell to the Registrant (incorporated by reference to Exhibit No.
10.45 to Form SB-2).


     10.8 Purchase Order dated July 29, 1996 between Registrant and LG Electronics with respect to LCD displays (incorporated by reference to Exhibit No. 10.46 to Form SB-2).


     11.1   Statement of Calculation of Pro Forma Net Loss Per Share.


     27.1   Financial Date Schedule in accordance with Article 5 of Regulation
SX.


(B) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Javelin Systems, Inc.


 December 9, 1996                   /s/ RICHARD P. STACK
-------------------                 -------------------------------
      Date                          Richard P. Stack
                                    Chief Executive Officer
                                    and President



 December 9, 1996                   /s/ LAWRENCE W. MCCORKLE
-------------------                 -------------------------------
      Date                          Lawrence W. McCorkle
                                    Controller
                                    (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------

          3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit No. 3.1 to the Registrant's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission (the "SEC") on August 30, 1996 (the "Form SB-2").


          3.2 Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.2 to the Form SB-2).


          3.3 Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit No. 3.3 to Amendment No. 1 to the Form SB-2 filed with the SEC on October 3, 1996)(the "Amendment No. 1 to Form SB-2").


          3.4 Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.4 to Amendment No. 1 to the Form SB-2.


          4.1 Form of Representative's Warrant Agreement by and between the Registrant and Meridian Capital Group, Inc. (incorporated by reference to Exhibit No. 4.1 to Amendment No. 2 to Form SB-2 filed with the SEC on October 25, 1996 (the "Amendment No. 2 to Form SB-2").


          4.2 Form of certificate evidencing shares of Registrants common stock (incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to Form SB-2).


          10.1 Employment Agreement dated August 19, 1996 by and between the Registrant and Richard P. Stack (incorporated by reference to Exhibit No. 10.4 to Form SB-2).


          10.2 Employment Agreement dated August 19, 1996 by and between the Registrant and C. Norman Campbell (incorporated by reference to Exhibit No. 10.5 to Form SB-2).


          10.3 Securities Purchase Agreement dated July 2, 1996 by and between the Registrant and Jack S. Kompan (incorporated by reference to Exhibit No.
10.40 to Form SB-2).

          10.4 Promissory Note dated July 2, 1996 in the original principal amount of $25,000 payable by the Registrant in favor of Jack S. Kompan (incorporated by reference to Exhibit No. 10.41 to Form SB-2).


          10.5 Warrant dated July 2, 1996 issued by the Registrant in favor of Jack S. Kompan (incorporated by reference to Exhibit No. 10.42 to form SB-2).


          10.6 Letter Agreement dated July 22, 1996 between the Registrant and John R. Amos regarding the transfer of certain intellectual property by John R. Amos to the Registrant (incorporated by reference to Exhibit No. 10.44 to Form SB-2).


          10.7  Letter Agreement dated July 29, 1996 between the Registrant and
C. Norman Campbell regarding the transfer of certain intellectual property by C. Norman Campbell to the Registrant (incorporated by reference to Exhibit No.
10.45 to Form SB-2).


          10.8 Purchase Order dated July 29, 1996 between Registrant and LG Electronics with respect to LCD displays (incorporated by reference to Exhibit No. 10.46 to Form SB-2).


          11.1  Statement of Calculation of Pro Forma Net Loss Per Share.


          27.1 Financial Date Schedule in accordance with Article 5 of Regulation SX.