Form 10QSB
period 1996-12-31
JAVELIN SYSTEMS INC
filed 1997-02-20
CIK 1021917

THIS DOCUMENT IS A COPY OF THE 10-QSB PREVIOUSLY FILED ON FEBRUARY 14, 1997 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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

                                (714) 734-1390
               (Issuer's Telephone Number, Including Area code)

                                      N/A
  --------------------------------------------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                    Date                      Outstanding

Common Stock, $.01 par value             January 31, 1997          2,954,250

Transitional Small Business Disclosure Format (check one):
Yes     No  X
    ---    ---

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             JAVELIN SYSTEMS, INC.
                                BALANCE SHEETS

                                          DECEMBER 31,     JUNE 30,
                                             1996            1996*
                                          ------------    ------------
                                           (UNAUDITED)
ASSETS
Current assets:
 Cash                                     $  762,178      $   6,404
 Accounts receivable - net                 1,131,872        693,679
 Inventories                               1,704,648        209,350
 Other current assets                         60,762          4,107
                                          ------------    ------------
  Total current assets                     3,659,460        913,540

 Property and equipment, net                  77,799         27,922
 Other assets, net                            10,421          9,851
                                          ------------    ------------
  Total assets                            $3,747,680      $ 951,313
                                          ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Line of credit                                          $ 206,552
  Accounts payable                        $  383,678        356,769
  Accrued expenses                            48,619         32,973
  Current maturities of notes payable
   to stockholders                                           65,000
  Current portion of long-term debt                          20,000
                                          ------------    ------------
  Total current liabilities                  432,297        681,294

 Notes payable to stockholders, net of
  current portion                                            25,000
 Long-term debt, net of current portion                      50,000
 Commitments and contingencies

 Stockholders' equity:
  Preferred stock, $0.01 par value:
     authorized shares--1,000,000
     issued and outstanding shares--none
  Common stock, $.01 par value:
     authorized shares--10,000,000
     issued and outstanding at
     June 30, 1996--2,104,250
     issued and outstanding at
     December 31, 1996--2,954,250          4,328,406        369,206
  Deferred charge related to warrants
   issued in connection with notes
   payable                                                 (119,845)
  Deferred compensation                     (166,464)
  Accumulated deficit                       (846,559)       (54,342)
                                          ------------    ------------


   Total stockholders' equity              3,315,383        195,019
                                          ------------    ------------
   Total liabilities and stockholders'
    equity                                $3,747,680      $ 951,313
                                          ============    ============


*The balance sheet at June 30, 1996 has been derived from audited financial statements.

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     THREE MONTHS              SIX MONTHS ENDED
                                                        ENDED                    DECEMBER 31
                                                     DECEMBER 31,

                                                  1996           1995*         1996          1995*
Net sales                                     $1,283,527     $    2,407     $2,635,249    $    2,407
Cost of sales                                  1,029,555          2,591      2,078,156         2,591
                                              ------------   ------------   ------------  ------------
Gross profit                                     253,972           (184)       557,093          (184)

Operating expenses:
   Research and development                       86,080          5,975        139,644         5,975
   Selling and marketing                          95,810          2,501        152,675         2,501
   General and administrative                    216,743         72,516        358,910        72,516
                                              ------------   ------------   ------------  ------------
Total operating expenses                         398,633         80,992        651,229        80,992
                                              ------------   ------------   ------------  ------------

Operating loss                                  (144,661)       (81,176)       (94,136)      (81,176)
Interest expense                                (551,509)                     (704,459)
Interest income                                    6,378                         6,378
                                              ------------   ------------   ------------  ------------
Net loss                                      $ (689,792)    $  (81,176)    $ (792,217)   $  (81,176)
                                              ============   ============   ============  ============
Net loss per share                            $    (0.26)    $     (.04)    $    (0.33)   $     (.04)
                                              ============   ============   ============  ============

Shares used in computing net loss
  per share                                    2,670,917      2,086,260      2,387,583     2,086,260
                                              ============   ============   ============  ============

      *The Company commenced business on September 19, 1995.

See accompanying notes.
                                       4

                             JAVELIN SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                        SIX MONTHS ENDED
                                                           DECEMBER 31,
                                                        1996         1995*
                                                   ------------  ------------
OPERATING ACTIVITIES
Net loss                                           $  (792,217)  $ (81,176)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                           9,988       1,051
 Amortization of deferred charge
  related to warrants                                  636,097
 Amortization of deferred compensation                  31,833
 Changes in operating assets and
  liabilities:
   Accounts receivable                                (438,193)
   Inventories                                      (1,495,298)    (60,404)
   Other current assets                                (56,655)     (1,450)
   Accounts payable                                     26,909       8,377
   Accrued expenses                                     15,646      13,778
                                                   ------------  ------------
  Net cash used in operating activities             (2,061,890)   (119,824)

INVESTING ACTIVITIES
 Purchase of equipment                                 (59,697)    (15,070)

FINANCING ACTIVITIES
 Net payments under line of credit                    (206,552)
 Net proceeds from issuance of notes payable           585,000     156,261
 Re-payment of notes payable                          (745,000)
 Net proceeds from initial public offering           3,243,913
 Proceeds from issuance of common stock                              4,175
                                                   ------------  ------------
  Net cash provided by financing activities          2,877,361     160,436


INCREASE IN CASH AND CASH EQUIVALENTS                  755,774      25,542
 Cash and cash equivalents at beginning of
  period                                                 6,404
                                                   ------------  ------------
 Cash and cash equivalents at end of period        $   762,178   $  25,542
                                                   ============  ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION
 Income tax paid                                   $             $
                                                   ============  ============
 Interest paid                                     $    68,362   $
                                                   ============  ============

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

     The Company has incurred losses of $ 846,559 from inception, primarily due to the start-up nature of its business and non-recurring interest expenses attributable to the imputation of interest based upon the fair market value of certain warrants issued in connection with debt.

     On November 1, 1996, the Company completed an initial public offering (the "IPO") of 850,000 shares of its common stock at $5.00 per share, netting proceeds to the Company of approximately $3.2 million. Proceeds to the Company were used to repay debt with an outstanding balance of approximately $745,000 and general corporate purposes. The remaining proceeds will be used for the purposes described in the Company's Prospectus dated October 25, 1996 (the "Prospectus") in connection with the IPO.


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

INVENTORIES

     Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                       December 31,   June 30,
                           1996         1996
                       ------------  -----------
Raw materials          $ 1,579,313   $  203,950
Finished goods             125,335        5,400
                       ------------  -----------

                       $ 1,704,648   $  209,350
                       ============  ===========


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

     Financial instruments which potentially subject the Company to a concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers and collateral is generally not required. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential losses which, when realized, have historically been within the range of management's expectations. As of December 31, 1996, four customers accounted for 58% of total accounts receivable whereas four customers accounted for 68% of the total accounts receivables as of June 30, 1996.

     Sales to four customers represented, in the aggregate, 64% of net sales for the six months ended December 31, 1996. One customer represented 100% of net sales for the period ended December 31, 1995.


REVENUE RECOGNITION

     Revenues from sales of products are recognized upon shipment of the products. The Company generally does not have any significant remaining obligations upon shipment of the products. Product returns and sales allowances, which historically have not been significant, are provided for at the date of sale.

NET LOSS PER COMMON SHARE

     Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents were not included in the computation since their effect would have been anti-dilutive. Common share equivalents result from the effect of outstanding options and warrants to purchase common stock.


2.  LINE OF CREDIT

     The Company has a line of credit with a financial institution under which it may borrow up to 80% of the Company's eligible accounts receivable (as defined) with monthly interest based upon the prime rate of a national financial institution. Borrowings under the line of credit are collateralized by substantially all the assets of the Company. There were no borrowings outstanding under the line as of December 31, 1996.


3.  INCOME TAXES

     No provision for federal or state income taxes is required since the Company incurred taxable losses for the six months ended December 3, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Javelin Systems, Inc. (the "Company") designs, develops, markets and sells open system touch screen POS computers primarily for the foodservice industry.

     The following discussion and analysis addresses the results of the Company's operations for the three and six months ended December 31, 1996. A comparison to the results of operations for the period September 19,1995 (date of incorporation) to December 31, 1995 is not provided since the Company's activities for such period were primarily limited to the raising of capital and the design and refinement of its NexDisplay-4 system. On November 1, 1996 the Company consummated an initial public offering (the "IPO") of 850,000 shares of its common stock, resulting in net proceeds of approximately $3.2 million.

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in manufacturing systems, supplies, or vendors, changes in market demand, market acceptance of new products, product returns, seasonality in product sales, and pricing trends in the industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

RESULTS OF OPERATIONS

     Net sales for the three and six months ended December 31, 1996 totaled $1,283,527 and $2,635,249, respectively. These net sales were realized from the sale of 780 Nex-Display-4 systems to 64 customers during the three months ended December 31, 1996 and 2,311 systems to 77 customers during the six months ended December 31, 1996. One such customer accounted for the sale of 713 of these systems during the six months ended December 31, 1996 accounting for approximately $1.1 million in sales for that period.

     Management intends to introduce two additional products in the current fiscal year: the Nex-Display-P system in February 1997, and the Wheelman kitchen monitor in March 1997. The Nex-Display-P system is the Pentium version of the Nex-Display-4. The modular design of the Nex-Display-4 enables the unit to be upgraded to a Pentium version by replacing the system board which slides out on rails. The Nex-Display-P will be optimized to run process-intensive operating systems like Windows 95 and Windows NT.


     The typical fast food restaurant uses 4 POS workstations like the Nex-Display-4 and 7 kitchen monitors. A kitchen monitor receives POS orders via a local area network from the front counter and displays the order to the food preparers in the kitchen. This high speed communication allows the restaurant production team to operate more efficiently. The Company intends to release a state of the art kitchen monitor called the Wheelman which integrates a networked single board computer with a small footprint LCD touch screen that can be mounted on the wall, the counter, or an articulated arm.


     Cost of sales for the three and six months ended December 31, 1996 totaled $1,029,555 and $2,078,156, respectively. Commencing July 1996, substantially all of the Company's manufacturing and assembly process was being performed by outside contractors. In December 1996, management concluded that such outsourcing of the final test and assembly of the NexDisplay-4 was not conducive to the short lead times demanded by the market. Therefore, the Company returned the assembly process back to its corporate warehouse. Management believes that responsiveness, quality, and profitability will improve because of this change. The Company continues to evaluate outsourcing partners who may be able to offer the responsiveness required. Furthermore, management anticipates in 1997 a decrease in the cost per unit as the Company's sales continue to increase, due primarily to reductions in prices from the Company's suppliers and contract manufacturers resulting from increased volume of purchases by the Company.


     Research and development expenses for the three and six months ended December 31, 1996 totaled $86,080 and $139,644, respectively, and consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in product development costs primarily due to the anticipated introduction of several product enhancements and new products as described above.

     Selling and marketing expenses for the three and six months ended December 31, 1996 totaled $95,810 and $152,675, respectively. Such expenses consisted primarily of payroll and travel costs. Management anticipates that such expenses will continue to increase as the Company implements its strategy to expand its product line, distribution network and markets.


     General and administrative expenses for the three and six months ended December 31, 1996 totaled $216,743 and $358,910, respectively. Such expenses consisted primarily of payroll costs, professional services, utilities, supplies and rent . Management anticipates a substantial increase in general and administrative costs, primarily related to payroll and legal costs, as the Company expands its personnel and costs associated with being a public company.


     Interest expense for the three and six months ended December 31, 1996 totaled $551,509 and $704,459, respectively. Such expense included interest of $522,867 and $636,097, respectively, related to warrants issued in connection with certain promissory notes. This non-recurring interest expense is attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.


     A provision for federal and state income taxes was not required since the Company incurred taxable losses for the three and six months ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES


     On November 1, 1996, the Company completed its IPO of 850,000 shares of its common stock at $5 per share, netting proceeds to the Company of approximately $3.2 million. A portion of the proceeds were used to repay debt of approximately $745,000. The remaining proceeds will be used for the purposes described in the Company's Prospectus dated October 25, 1996 in connection with the IPO.

     As of December 31, 1996, the Company had cash of $762,178. Cash used in operating activities for the six months ended December 31, 1996 totaled $2,061,890. Cash used in investing activities for the six months ended December 31, 1996 totaled $59,697. Cash provided by financing activities for the six months ended December 31, 1996 totaled $2,877,361. The Company has obtained a line of credit providing for borrowings of up to 80% of eligible accounts receivable (as defined) bearing interest at the prime rate. As of December 31, 1996, borrowings available under the line of credit amounted to approximately $600,000 and none were outstanding.


     The Company believes that the net proceeds of the initial public offering, combined with other available funds, will be adequate to meet the Company's cash needs during the next 12 months.


PART II.   OTHER INFORMATION


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


     3.4 Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.4 to Amendment No. 1 to the Form SB-2).

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


     27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.


(b) No reports on Form 8-K were filed during the three months ended December 31, 1996.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Javelin Systems, Inc.


 February 14, 1997                  /s/ RICHARD P.STACK
--------------------                -----------------------
      Date                          Richard P. Stack
                                    Chief Executive Officer
                                    and President


 February 14, 1997                  /s/ LAWRENCE W. McCORKLE
--------------------                --------------------------------------------
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


          27.1 Financial Data Schedule in accordance with Article 5 of Regulation SX.