Form 10QSB
period 1997-03-31
JAVELIN SYSTEMS INC
filed 1997-05-14
CIK 1021917

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 31, 1997

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

--------------------------------------N/A---------------------------------------
  (Former Name, Former Address and Former Fiscal Year, if Changed Since Last
                                    Report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X     No
   ----     ----

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the latest practicable date.

Title                              Date                 Outstanding
Common Stock, $.01 par value       April, 30 1997       2,954,250

Transitional Small Business Disclosure Format (check one):
Yes       No  X
   ----     ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                             JAVELIN SYSTEMS, INC.
                                 BALANCE SHEETS

                                               MARCH 31,                  JUNE 30,
                                                  1997                     1996*
                                           --------------             ------------
                                              (UNAUDITED)
ASSETS
Current assets:
 Cash                                          $  630,558                $   6,404
 Accounts receivable - net                      1,682,433                  693,679
 Inventories                                    1,230,316                  209,350
 Other current assets                              42,428                    4,107
                                           --------------             ------------
  Total current assets                          3,585,735                  913,540

 Property and equipment, net                      178,822                   27,922
 Other assets, net                                 10,351                    9,851
                                           --------------             ------------
  Total assets                                 $3,774,908                $ 951,313
                                           ==============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Line of credit                               $  100,000                $ 206,552
  Accounts payable                                314,614                  356,769
  Accrued expenses                                 63,893                   32,973
  Current maturities of notes payable
   to stockholders                                    ---                   65,000
  Current portion of long-term debt                   ---                   20,000
                                           --------------             ------------
   Total current liabilities                      478,507                  681,294

 Notes payable to stockholders, net of
  current portion                                     ---                   25,000
 Long-term debt, net of current portion               ---                   50,000

 Stockholders' equity:
  Preferred stock, $0.01 par value:
     authorized shares--1,000,000
     issued and outstanding shares--none              ---                      ---
  Common stock, $.01 par value:
     authorized shares--10,000,000
     issued and outstanding shares--
     2,104,250 at June 30, 1996, and
     2,954,250 at March 31, 1997                4,326,484                  369,206
  Deferred charge related to warrants
   issued in connection with notes payable            ---                 (119,845)
  Deferred compensation                          (126,098)                     ---
  Accumulated deficit                            (903,985)                 (54,342)
                                           --------------             ------------
   Total stockholders' equity                   3,296,401                  195,019
                                           --------------             ------------
   Total liabilities and stockholders'
    equity                                     $3,774,908                $ 951,313
                                           ==============             ============
*The balance sheet at June 30, 1996 has
 been derived from audited financial
 statements.

                             JAVELIN SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                       MARCH 31,                   MARCH 31,
                                               1997           1996           1997           1996*

Net sales                                   $1,694,592     $  275,238     $4,329,842    $  277,645
Cost of sales                                1,313,210        221,198      3,389,932       223,788
                                            ----------     ----------     ----------    ----------
Gross profit                                   381,382         54,040        939,910        53,857

Operating expenses:
   Research and development                    119,778         13,869        259,422        19,844
   Selling and marketing                       107,981         21,520        264,361        24,022
   General and administrative                  214,214         77,228        570,854       149,744
                                            ----------     ----------     ----------    ----------
Total operating expenses                       441,973        112,617      1,094,637       193,610
                                            ----------     ----------     ----------    ----------

Operating loss                                 (60,591)       (58,577)      (154,727)     (139,753)
Interest expense                                  (903)          (621)      (705,362)         (621)
Interest income                                  4,068            ---         10,446           ---
                                            ----------     ----------     ----------    ----------
Net loss                                    $  (57,426)    $  (59,198)    $ (849,643)   $ (140,374)
                                            ==========     ==========     ==========    ==========
Net loss per share                          $    (0.02)    $    (0.03)    $    (0.33)   $    (0.07)
                                            ==========     ==========     ==========    ==========

Shares used in computing net loss
  per share                                  2,954,250      2,086,260      2,576,472     2,086,260
                                            ==========     ==========     ==========    ==========


         *The Company commenced business on September 19, 1995.

                             JAVELIN SYSTEMS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                       MARCH 31,
                                                                    1997         1996*
                                                               -----------    ----------
OPERATING ACTIVITIES
Net loss                                                       $  (849,643)   $ (140,374)
Adjustments to reconcile net loss to net cash used
   in operating activities:
 Depreciation and amortization                                      21,855         1,250
 Amortization of deferred charge related to warrants               636,097           ---

 Amortization of deferred compensation                              72,199           ---
 Changes in operating assets and
  liabilities:
    Accounts receivable                                           (990,279)      (54,723)
    Inventories                                                 (1,020,966)     (123,346)
    Other current assets                                           (36,796)       (4,373)
    Accounts payable                                               (42,155)       93,338
    Accrued expenses                                                30,920        55,086
                                                               -------------------------
  Net cash used in operating activities                         (2,178,768)     (173,142)

INVESTING ACTIVITIES
 Purchase of equipment                                            (172,518)      (18,129)

FINANCING ACTIVITIES
 Net payments under line of credit                                (106,552)        6,924
 Proceeds from issuance of notes payable                           585,000       183,109
 Re-payment of notes payable                                      (745,000)          ---
 Net proceeds from initial public offering                       3,241,992           ---
 Proceeds from issuance of common stock                                ---         4,175
                                                               -------------------------
  Net cash provided by financing activities                      2,975,440       194,208


Net increase in cash and cash equivalents                          624,154         2,937
 Cash and cash equivalents at beginning of period                    6,404           ---
                                                               -----------    ----------
 Cash and cash equivalents at end of  period                   $   630,558    $    2,937
                                                               ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

 Income tax paid                                               $       ---    $      ---
                                                               ===========    ==========
 Interest paid                                                 $    69,265    $      ---
                                                               ===========    ==========
*The Company commenced business on September 19, 1995.

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

     The Company has incurred total losses of $ 903,985 since inception, primarily due to the start-up nature of its business and non-recurring interest expenses based upon the fair market value of certain warrants issued in connection with debt.

     On November 1, 1996, the Company completed an initial public offering (the "IPO") of 850,000 shares of its common stock at $5.00 per share, netting proceeds to the Company of approximately $3.2 million. Proceeds to the Company were used to repay debt with an outstanding balance of approximately $745,000 and for general corporate purposes. The remaining proceeds will be used for the purposes described in the Company's Prospectus dated October 25, 1996 (the "Prospectus") prepared in connection with the IPO.


BASIS OF PRESENTATION

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Registration Statement on Form SB-2 filed with the SEC.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from these estimates.

INVENTORIES

     Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                         March 31,     June 30,
                            1997         1996
                        ----------    ---------
      Raw materials     $1,156,877    $ 203,950
      Finished goods        73,439        5,400
                        ----------    ---------

                        $1,230,316    $ 209,350
                        ==========    =========

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


2.  LINE OF CREDIT

     The Company has a line of credit with a financial institution under which it may borrow an amount equal to 80% of the Company's eligible accounts receivable (as defined) with monthly interest based upon the prime rate of a national financial institution. Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of March 31, 1997, borrowings under the line aggregated $100,000 and there was approximately $760,000 available for future borrowings.

3.  INCOME TAXES

     No provision for federal or state income taxes is required since the Company incurred net taxable losses for the nine months ended March 31, 1997.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Javelin Systems, Inc. (the "Company") designs, develops, markets and sells open system touch screen POS computers primarily for the foodservice industry.

     The following discussion and analysis addresses the results of the Company's operations for the three and nine month periods ended March 31, 1997. On November 1, 1996 the Company consummated an initial public offering (the "IPO") of 850,000 shares of its common stock, resulting in net proceeds to the Company of approximately $3.2 million.

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in manufacturing systems, supplies, or vendors, changes in market demand, market acceptance of new products, product returns, seasonality in product sales, and pricing trends in the industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

RESULTS OF OPERATIONS

     Net sales for the three months ended March 31, 1997 increased by $1,419,592 to $1,694,592 compared to net sales of $275,238 for the three months ended March 31, 1996. Net sales for the nine months ended March 31, 1997 amounted to $4,329,842 compared to net sales of $277,645 for the period from September 19,1995 (date the business commenced) to March 31, 1996. These fluctuations were due to increases in the number of unit-sales of Nex-Display 4 systems. During the three months ended March 31, 1997, the Company sold 971 Nex-Display 4 systems to 98 customers compared to sales of 148 Nex-Display 4 systems to 25 customers for the three months ended March 31, 1996. During the nine months ended March 31, 1997, the Company sold 2,505 Nex-Display 4 systems compared to 148 Nex-Display 4 systems for the period September 15, 1995 to March 31, 1996.

     In May, 1997, the Company introduced two additional products: the Nex-Display-P system and the Wheelman kitchen monitor. The Nex-Display-P system is the Pentium version of the Nex-Display-4. The modular design of the Nex-Display-4 enables the unit to be upgraded to a Pentium version by replacing the system board which slides out on rails. The Nex-Display-P is optimized to run process-intensive operating systems like Windows 95 and Windows NT.


     Cost of sales for the three months ended March 31, 1997 increased by $1,092,012 to $1,313,210 compared to cost of sales of $221,198 for the three months ended March 31, 1996. Cost of sales for the nine months ended March 31, 1997 amounted to $3,389,932 compared to cost of sales of $223,788 for the period from September 19,1995 (date the business commenced) to March 31, 1996. Commencing July 1996, substantially all of the Company's manufacturing and assembly process was being performed by outside contractors. In December 1996, management concluded that such outsourcing of the final test and assembly of the NexDisplay-4 was not conducive to the short lead times demanded by the market. Therefore, the Company returned the assembly process back to its corporate warehouse. Management believes that responsiveness, quality, and profitability will improve as a result of this change. The Company continues to evaluate outsourcing partners who may be able to offer the responsiveness and quality which the Company required. Furthermore, management anticipates further decreases in the cost per unit as the Company's sales continue to increase, due primarily to reductions in prices from the Company's suppliers and contract manufacturers resulting from the increased volume of purchases being made by the Company.


     Research and development expenses for the three and nine months ended March 31, 1997 amounted to $119,778 and $259,422, respectively, compared to research and development expenses of $13,869 and $19,844 for the three months ended March 31, 1996 and the period September 15, 1995 to March 31, 1996, respectively.
Such expenses consisted primarily of payroll and consulting expenses.
Management anticipates a continued increase in product development costs primarily due to the anticipated introduction of several product enhancements and new products as described above.



     Sales and marketing expenses for the three and nine months ended March 31, 1997 amounted to $107,981 and $264,361, respectively, compared to sales and marketing expenses of $21,520 and $24,022 for the three months ended March 31, 1996 and the period September 15, 1995 to March 31, 1996, respectively. Such expenses consisted primarily of payroll and travel costs. Management anticipates that such expenses will continue to increase as the Company implements its strategy to expand its product line, distribution network and markets.



     General and administrative expenses for the three and nine months ended March 31, 1997 amounted to $214,214 and $570,854, respectively, compared to general and administrative expenses of $77,228 and $149,744 for the three months ended March 31, 1996 and the period September 15, 1995 to March 31, 1996, respectively. The increases in these expenses, consisting primarily of payroll costs and costs associated with being a public company, is attributable to expansion in personnel and the Company's IPO completed in November 1996.



     Interest expense for the three and nine months ended March 31, 1997 amounted to $903 and $705,632, respectively, compared to interest expense of $621 for the three months ended March 31, 1996 and $621 for the period September 15, 1995 to March 31, 1996. Interest expense for the nine months ended March 31, 1997 included interest of $636,097 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense is attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.

     A provision for federal and state income taxes was not required since the Company incurred net taxable losses for the three and nine months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES


     On November 1, 1996, the Company completed its IPO of 850,000 shares of its common stock at $5 per share, netting proceeds to the Company of approximately $3.2 million. A portion of the proceeds was used to repay debt of approximately $745,000 and for general corporate purposes. The remaining proceeds will be used for the purposes described in the Company's Prospectus dated October 25, 1996 prepared in connection with the IPO.

     As of March 31, 1997, the Company had a cash balance of $630,558. Cash used in operating activities for the nine months ended March 31, 1997 totaled $2,178,768 and consisted primarily of investments in accounts receivable and accounts payable. Cash used in investing activities for the nine months ended March 31, 1997 totaled $172,518 and consisted primarily of purchases of property, plant and equipment. Cash provided by financing activities for the nine months ended March 31, 1997 totaled $2,975,440 and consisted primarily of funds received from the Companies initial public offering net of payments under the line of credit and notes payable. The Company has obtained a line of credit providing for borrowings of up to 80% of eligible accounts receivable (as defined) bearing interest at the prime rate. As of March 31, 1997, borrowings outstanding and additional amounts available under the line of credit amounted to approximately $100,000 and $760,000, respectively.


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


     10.1 Amended and Restated Exclusive Distribution Agreement dated April 22, 1997 by and between Registrant and Riva Electronics, Limited.


     27.1   Financial Data Schedule in accordance with Article 5 of Regulation
S-X.


(b) No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Javelin Systems, Inc.


      May 14, 1997              /s/ RICHARD P. STACK
---------------------------     -------------------------------------
          Date                  Richard P. Stack
                                Chief Executive Officer
                                and President



      May 14, 1997              /s/ LAWRENCE W. MCCORKLE
---------------------------     -------------------------------------
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


          10.1 Amended and Restated Exclusive Distribution Agreement dated April 22, 1997 by and between Registrant and Riva Electronics, Limited.


          27.1 Financial Data Schedule in accordance with Article 5 of Regulation S-X.