Form 10KSB
period 1997-06-30
JAVELIN SYSTEMS INC
filed 1997-09-29
CIK 1021917

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                   COMMISSION FILE NO.
      JUNE 30, 1997                                              000-21477

                             JAVELIN SYSTEMS, INC.
                (Name of Small Business Issuer in its Charter)

             DELAWARE                                      52-1945748
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                         Identification No.)

                1881 Langley Avenue, Irvine, California  92614
              (Address of Principal Executive Offices)(Zip Code)

                  Issuer's telephone number:  (714) 223-5130

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     None

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.01 Par Value

--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                              ------   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenues for the fiscal period ended June 30, 1997 were $7,014,571.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of August 29, 1997, was $7,650,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 3,020,650 as of August 29, 1997.

--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Issuer's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1997 Annual Meeting of Stockholders is incorporated herein by reference into Part III of this report.

                             JAVELIN SYSTEMS, INC.
                                  FORM 10-KSB
                           YEAR ENDED JUNE 30, 1997

                               TABLE OF CONTENTS

   Item
  Number                                                                                        Page
  ------                                                                                        ----
                                     PART I
  1.  Description of Business..................................................................   1
  2.  Description of Property..................................................................  11
  3.  Legal Proceedings........................................................................  11
  4.  Submission of Matters to a Vote of Security Holders......................................  11

                                    PART II

  5.  Market for Common Equity and Related Stockholders Matters................................  12
  6.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  14
  7.  Financial Statements.....................................................................  16
  8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....  16

                                    PART III

  9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
       Section 16(a) of the Exchange Act.......................................................  17
  10. Executive Compensation...................................................................  17
  11. Security Ownership of Certain Beneficial Owners and Management...........................  17
  12. Certain Relationships and Related Transactions...........................................  17

                                    PART IV

  13. Exhibits, Lists and Reports on Form 8-K..................................................  17
      Signatures...............................................................................  19
      Power of Attorney........................................................................  20

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends that such statements shall be protected by the safe harbors provided for in such sections. Such statements are subject to risks and uncertainties that could cause actual results to vary materially from those projected in the forward-looking statements. The Company may experience significant fluctuations in future operating results due to a number of economic, competitive, governmental and technological factors, including, among other things, changes in laws, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns and seasonality in product purchases by distributors. Any of these factors, or others, could cause operating results to vary significantly from those in prior periods, and those projected in the forward-looking statements. Additional information with respect to these and other factors which could materially affect the Company and its operations is included in the Company's filings with the Securities and Exchange Commission, including the Registration Statement on Form SB-2 dated October 25, 1996 and any subsequent filings.

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Javelin Systems, Inc. (the "Company") designs, develops, markets and sells open system touch screen point-of-sale ("POS") computers targeted to the foodservice and retail industries and the information kiosk markets. The Company's family of network-ready computers integrate substantially all of the functionality of a standard desktop PC into a small footprint, family of systems that run on industry standard operating systems, such as Microsoft's DOS, Windows, Windows 95 and Windows NT. The Company's open systems provide quick service restaurants ("QSRs"), full service restaurants and hospitality and retail establishments with a hardware solution for transaction processing, in-store controls and management information. The Company's systems are sealed to protect against liquid and other foreign matter entering the interior electronic chamber. The Company's systems are currently being marketed by a number of original equipment manufacturers ("OEMs") and value added resellers ("VARs", and collectively with OEMs, "Resellers"). The Company believes it has achieved a strategic advantage by introducing high performance, network ready systems that can utilize off-the-shelf, industry-specific application software developed by its Resellers and niche market software developers.

     The foodservice industry, which provided 70 percent of the Company's fiscal 1997 revenues, is divided into four major foodservice market segments: QSRs, full-service restaurants, hotel restaurants, and noncommercial foodservice. According to Restaurant Consulting Group, Inc. ("RCG"), an Illinois-based research firm, the total number of restaurants in the United States as of the Spring of 1995 was 394,420. The Company is primarily a supplier to the QSR and full-service restaurant segments and intends to increase its penetration into the hotel restaurant and noncommercial foodservice segments. The Company's products are primarily distributed through strategic relationships with Resellers. Over 90% of the Company's net sales were within the United States during the fiscal years ended June 30, 1996 and June 30, 1997.

     The Company was incorporated in the State of Delaware on September 19, 1995 and commenced shipments of its products in December 1995.

INDUSTRY OVERVIEW

     While PC-based systems have become the standard platform in many industries, the foodservice POS industry can be characterized as a unique vertical market that has not kept pace with the technological developments and productivity gains associated with using open systems. Until recently, the solutions provided by foodservice POS vendors have been of proprietary design and high cost. This is particularly true of some major providers of POS systems whose hardware will only operate with the software they provide. The Company believes the foodservice industry is in the beginning of its transition to PC-based systems.

     The Company believes that the foodservice POS industry provides a major market opportunity because of the scope of the overall restaurant industry and the current shift towards open systems restaurant management software developed for Microsoft operating systems and hardware that uses Intel or similar microprocessors. In responding to this market shift, the Company has elected to focus its efforts on the development and sale of open system PC-based hardware for the foodservice POS industry.

MARKET SEGMENTS.  The Company targets the following market segments:

     Quick Service Restaurants. This market is the largest segment within the foodservice industry with approximately 206,000 units in the United States as of the Spring of 1995 according to RCG. The fast food restaurants were generally the first to accept the latest touch screen technology like the NexDisplay-4. The Company's products have been sold by its Resellers to certain Taco Bell, Blimpies, Claim Jumper, Chart House and Kenny Rogers Roasters restaurants.

     Full Service Restaurants. According to RCG, this segment represented approximately 111,000 units in the United States as of the Spring of 1995. The Company has found this segment to be more price sensitive and more likely to adopt technology later in the product life cycle. The Company's product has been accepted in this market in head-to-head challenges with similar featured products from Micros Systems, Inc. ("Micros") and International Business Machines ("IBM"). The Company's products have been sold by its Resellers to certain Chart House, Claim Jumper and Billboard Cafe restaurants, and to the American Culinary Institute.

     Hotel Restaurants. According to Technomic, Inc., an Illinois-based foodservice market research firm, this segment represented approximately 20,260 units in the United States in 1995. The Company believes that the casino, theme park, and cruise line industries are potential growth areas within this segment.

     Kiosks. The Company has been introduced to the fast-growing, evolving information kiosk market by its vertical market software integrators who found the Company's flexible touch screen computers ideally suited for the many environments in which information kiosks are located. Currently the Company's NexDisplay touch screen computers are installed in a prestigious hotel chain providing Internet access to hotel guests, and are also being used in an automated ticketing application for a well-known museum as well as in an automated reservation system in a sports milieu. The information kiosk market potential is the subject of ongoing market research.

     Industrial Process Control. The Company's product is being utilized as an operator interface by Mitsubishi/Siltec, a leading supplier of manufacturing equipment to the semiconductor industry. The market potential for the Company's products in this segment is currently the subject of a market research study by the Company.

PRODUCTS

     NexDisplay-4

     The NexDisplay-4 is a small footprint, high performance color touch screen computer. Unlike standard off-the-shelf PC products, the NexDisplay-4 has been designed and manufactured for harsh environments and optimized with features required by the foodservice industry, such as an integrated customer display.
As a result of the product's inherent flexibility and rugged design, it is being successfully marketed and sold as a POS workstation, a customer activated system, and as an industrial operator interface.

     NexDisplay-P

     The NexDisplay-P, believed by the Company to be the first fully integrated, Pentium-based touch screen computer, was announced in March of 1997 and shipped in June 1997. NexDisplay-P provides end users the ability to dramatically increase speed and performance when using graphically intensive POS applications that operate in Windows 95 and Windows NT environments.

    NexDisplay-LC

     The NexDisplay-LC is a small footprint, fully-integrated network computer. NexDisplay-LC has a footprint of less than eight square inches and supports both
10.4 and 12.1 inch touch screen displays. This versatile system can be wall-mounted, fixed to an adjustable base or attached to an articulated arm. The Company believes the NexDisplay-LC is well suited to meet the needs of the foodservice, retail, industrial and information kiosk vertical markets because of its size, flexibility and rugged design.

PRODUCT DISTRIBUTION

     The Company's products are primarily distributed through strategic relationships with OEMs and VARs. These Resellers typically provide installation, support and service directly to their customers. By distributing its products through Resellers, the Company has been able to take advantage of the existing name recognition and market position of its Resellers and reach a broader market for its products while minimizing expenditures for direct sales, marketing, technical support and service. The Company intends to continue to distribute its products through Resellers and intends to expand its national and international distribution network by using the following channels:

  Original Equipment Manufacturers (OEMs)

     The Company currently sells its products to OEMs with significant market presence in the foodservice and specialty retail industries. The Company's current OEMs include Hospitality Systems, Inc., POSNET Computers, Inc., Riva Technologies, Siemens Nixdorf Information Systems Retail Americas Group, and Omron Systems of America Inc. The OEMs market the Company's products under their own names and sell either through dealers or directly. Because of the high likelihood of the Company's product being offered by more than one OEM into an end user account, the Company offers the OEM an opportunity to choose its own customized design. The OEM is charged for mechanical design, prototyping, and tooling. Sales to OEMs represented approximately 30% of the Company's net sales during the fiscal year ended June 30, 1997. One of the Company's principal strategies is to expand the OEM distribution channel both domestically and internationally.

  Value Added Resellers (VARs)

     The Company also sells its products to VARs who integrate industry-specific software with the Company's hardware product for resale into various vertical markets. The Company works closely with these VARs as well as the various software developers to stay abreast of the diversified needs of the Company's targeted markets. By the end of fiscal 1997, the Company had expanded its network from 125 to 250 VARs. The Company believes that VAR distribution channels are advantageous to the Company as they generally have existing geographically diverse customers, focus their businesses on providing customized solutions to their customers and maintain their own sales and technical support staff.

     The Company has entered into a multi-year distribution agreement with ScanSource, Inc., the nation's largest distributor of POS solutions to VARs. This agreement greatly expanded the Company's efforts to broaden the availability and acceptance of its NexDisplay family of products.

     During the fiscal year ended June 30, 1996 sales of the Company's products to two customers accounted for approximately 54% of the Company's net sales. During the fiscal year ended June 30, 1997 sales of the Company's products to two customers accounted for approximately 16% each of the Company's net sales. Sales were not to the same major customers in 1996 and 1997.

MARKETING AND SALES

     The Company's marketing and sales staff, primarily located at the Company's Irvine, California office, is responsible for the development and support of the Company's domestic and international distribution network. The sales staff is augmented by one independent sales representative. Commissions to sales representatives are negotiated on a customer-by-customer basis and the Company has no long term agreements with any of its sales representatives. The Company intends to expand its sales force to a total of five salespersons in 1998, each of whom will be given regional responsibilities but will be based out of the Company's executive offices located in Irvine, California. The Company maintains a computerized order entry system at its Irvine office to track incoming orders and orders in process.

     The Company sells to a technically sophisticated customer base of OEMs and VARs that is expected to handle most technical problems without reliance on the Company, thereby reducing the need for the Company to maintain a large in-house technical support staff. The Company's technical support staff currently consists of two people responsible for telephonic support and return merchandise authorization. The Company expects that an increased volume of sales will place an increased burden on its technical support staff and intends to add at least one more technician in 1998. The Company consults with the Company's Resellers to assist in identifying potential product enhancements, new product development and potential new markets. The Company believes that this marketing feedback is a critical component in the Company's ability to maintain its competitive edge in terms of rapid and seamless design innovation as well as maintaining its time-to-market advantage for product enhancements and new products. The Company currently markets its products with a Company brochure and participates in trade shows both in the United States and abroad. The Company also focuses on additional methods to promote its products, including product refinement, new product introduction and competitive pricing, all with the goal of increasing the distribution of the Company's products.

SOURCES OF MANUFACTURING AND QUALITY ASSURANCE

     The Company's motherboards are manufactured by third party contract manufacturers located in Hong Kong and California. The Company imports some of the motherboards utilized in its products from Sunwood Services Limited ("Sunwood"), a Hong Kong-based company owned by John R. Amos, a founder and stockholder of the Company, under purchase orders submitted from time to time. The Company also uses other United States-based manufacturers capable of manufacturing the Company's motherboard. In addition, the Company purchases its LCD displays from All American, a distributor located in California. The Company has no written long term contracts with the manufacturers of its products or with any suppliers of the components used in the Company's products. Moreover, the Company historically has placed orders for products and components based on its projected sales over the next approximately 90 days and does not normally have binding purchase orders for products at the time it places its orders with its manufacturers and suppliers. Consequently, the Company is subject to significant risk if actual sales of its products do not approximate its projected sales. To date, the Company has not experienced any material delays in the delivery of its products or components; however, delivery schedules are subject to various factors beyond the control of the Company and any delays in the future could adversely affect the Company's results of operations. The Company currently maintains an approximately 45 to 50-day supply of products in its inventory. However, the Company believes that a 60-day supply is more desirable, and the Company intends to increase its inventory of products. Because the Company orders components and has products manufactured in advance of binding commitments for the sale of its products, and because the Company does not have firm contracts with any of its Resellers providing for a minimum purchase requirement, no assurance can be given that the Company will be able to continue to appropriately match its inventory levels to its actual sales in the future.

     The principal components that make up the Company's products are standard electronics available from a wide variety of suppliers. Certain of the components utilized in the Company's products, however, are currently provided by a single supplier. The Company believes that, with respect to these components, there are a number of alternative suppliers that could supply components that could be integrated into the Company's products without any significant interruption in the Company's operations. No assurance can be given, however, that the Company will be able to successfully obtain alternative sources of supply for all of its components, or that the Company will be able to redesign its products on an appropriate timetable to incorporate alternative components. Any significant interruption in the supply of components could have a material adverse effect on the Company's results of operations and financial condition.

     The Company designs all of the hardware sub-assemblies used in its products and employs the services of an ISO 9000 certified manufacturer to build and test these sub-assemblies. Final assembly, configuration and testing of the Company's products is performed by the Company which utilizes burn-in, automated testing and comprehensive inspection to assure the quality of the finished products. The Company also conducts ongoing reliability testing to ensure that all products meet the reliability requirements of its customers.

     The Company's manufacturing operations consist of the procurement of components and the assembly, testing and quality assurance of finished goods for shipment to its customers. The principal components that make up the Company's products are standard electronics available from a known variety of suppliers.

BACKLOG

     As of June 30, 1997, the Company did not have any significant backlog.

COMPETITION

     The market for the Company's products is highly competitive and the Company expects this competition to increase as open systems architecture becomes more common. The principal elements of the competition in the Company's markets include product features and performance, price, quality and reliability, brand awareness, compatibility with open systems, accuracy of touch screen input, quality of display and level of customer service. The Company's products compete with a number of products designed to provide user friendly touch screen workstations. Most of the Company's competitors, as well as certain potential competitors, are more established, benefit from greater name recognition, have significantly greater financial, production and marketing resources, and have more established distribution networks than the Company.

     The Company believes its use of open systems architecture and time to market advantage are important competitive elements. Several of the Company's competitors currently also offer open systems and the Company believes that the number of competitors offering open systems solutions will grow over the next several years. In order to effectively compete against these competitors, the Company will need to continue its growth and attain sufficient revenues to have the resources for the timely development of new products in response to evolving technology and customer demands and to sell products through a broad distribution channel in competition with these other existing and potential competitors. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively in this marketplace.

     The Company's competitors include a substantial number of large well-established companies including IBM, Micros, PAR Technology Corporation, National Cash Register ("NCR"), Panasonic and Olivetti, each of which also offers open systems architecture. Although the Company believes that it currently has a competitive advantage with respect to these competitors from a technological and cost standpoint, including compatibility with open systems, there can be no assurance that the Company will be able to maintain its competitive advantage or that these existing substantial competitors, or new competitors, will not develop competitive products utilizing open systems architecture and with favorable pricing. There can be no assurance that the Company will be able to successfully compete in this marketplace or develop sufficient new products to remain competitive, and any failure to do so could have a material adverse effect on its results of operations and financial condition.

GOVERNMENTAL REGULATION

     The Company's operations are subject to a number of federal, state and local laws relating to health, safety and labor matters. The Company believes its business is operated in substantial compliance with all material applicable government regulations. There can be no assurance that future regulations will not require the Company to modify its products, business or operations to meet health, safety or labor requirements, or that the Company will be able, for financial or other reasons, to comply with such future requirements. Failure to comply with future governmental regulations could subject the Company to fines and injunctions, which could result in a material adverse effect on the Company's results of operations and financial condition. Although the Company is not aware of any claim involving violation of health, safety or labor laws or regulations, there can be no assurance that such claim may not arise in the future, which may have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

     The Company relies on nondisclosure agreements to protect its intellectual property. The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The Company believes that most of the current technology used in the design and manufacture of most of the Company's products is generally known and available to others.

EMPLOYEES

     As of June 30, 1997, the Company had approximately 35 full-time employees, including 4 employed in sales and marketing, 25 employed in research and development, engineering, technical support and production, and 6 employed as administrative and support staff. None of the Company's employees are represented by unions and the Company considers its employee relations to be good.

RESEARCH AND DEVELOPMENT

     For the fiscal years ended June 30, 1997 and June 30, 1996, the Company spent approximately $396,000 and $47,000, respectively, on research and development.

RISK FACTORS

  Lack of Operating History

     The Company was incorporated in September 1995 and commenced shipment of its initial products in December 1995. Consequently, the Company has a limited operating history upon which an evaluation of the Company and its prospects can be based. Because of the Company's limited operating history, the Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. To address these risks, the Company must, among other things, continue to attract, retain and motivate qualified personnel, continue to develop and improve its technologies and products and continue to expand its customer base and distribution network. There can be no assurance that the Company will be successful in addressing such risks. Moreover, because of the limited time Company has been in operation, there can be no assurance that the Company will be able to successfully market its products over an extended period of time.

  History of Operating Losses; Continued Profitability Uncertain

     From September 1995 through the present, the Company has expended significant resources in developing its technologies and products and establishing distribution channels for its products, which has resulted in the Company incurring a net loss of approximately $827,000 (which included a non-cash interest expense of approximately $636,000 related to the issuance of certain private placement warrants) for the fiscal year ended June 30, 1997. There can be no assurance that the Company will be able to realize sufficient revenues in the future to sustain profitable operations.

  Evolving Technology and Market

     The POS computer industry is characterized by evolving technology and industry standards. The Company's touch screen computers presently consist of the NexDisplay-4, the NexDisplay-P and the NexDisplay-LC, which are sold in various configurations to meet the needs of the Company's customers. The Company is in the process of developing additional touch screen computers and intends to introduce several new products during the fiscal year ending June 30, 1998, although no assurance can be given that the Company will be successful in developing any new products. The Company's success will depend, in part, on its ability to maintain and enhance its existing products and broaden its product offerings by developing and introducing new products that keep pace with technological developments in a cost effective manner, respond to evolving customer preferences and requirements and achieve market acceptance. Lack of market acceptance for the Company's existing or new products, the

Company's failure to introduce new products in a timely or cost-effective manner or the Company's failure to achieve a technological advantage over its competition while also remaining price competitive, could materially adversely affect the Company's results of operations and financial condition. There can be no assurance that the Company will be successful in its product development efforts. In addition, there can be no assurance that the Company's products, even if successfully developed, will achieve timely market acceptance. Moreover, the introduction of products embodying new technology and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable.

     The Company's future success will depend on its ability to continue to develop and manufacture new competitive products and to enhance its existing products, both of which will require continued investment in engineering and product development. The success of product enhancements and new products depends on a variety of factors, including product selection and specification, timely and efficient completion of product design, cost-effective implementation of the manufacturing and assembly processes and effective sales and marketing efforts. There can be no assurance that the Company will be able to successfully manage all of the diverse aspects of successful new product development in order to develop and maintain competitive products.

  Competition

     The market for the Company's products is highly competitive, and the Company expects this competition to increase as open systems architecture in its targeted industries becomes more common. The principal elements of competition in the Company's markets include product features and performance, price, quality and reliability, brand awareness, compatibility with open systems, accuracy of touch screen input, quality of display, and level of customer service. The Company's products compete with a number of products designed to provide user friendly touch screen workstations. Most of the Company's competitors, as well as certain potential competitors, are more established, benefit from greater name recognition, have significantly greater financial, technological, production and marketing resources, and have more extensive distribution networks than the Company.

     The Company believes its use of open systems architecture in its targeted industries is an important competitive element. Several of the Company's competitors currently also offer open systems and the Company believes that the number of competitors offering open systems solutions will grow over the next several years. The Company anticipates that a significant source of such future competition may be from existing competitors in the POS market that the Company believes are currently attempting to develop POS systems utilizing open systems architecture. Due to the greater sales, marketing, product development and financial resources of the Company's competitors, the Company anticipates that competition from these competitors will intensify in the future. In order to effectively compete against these competitors, the Company will need to continue its growth trend and attain sufficient revenues to have the resources to timely develop new products in response to evolving technology and customer demands and to sell products through a broad distribution channel in competition with these other existing and potential competitors. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively in this marketplace.

     The Company's competitors include a substantial number of large well-established companies including IBM, Micros, PAR Technology Corporation, NCR, Panasonic and Olivetti, each of which also offers open systems architecture. Although the Company believes that it currently has a competitive advantage with respect to these competitors from a technological and cost standpoint, including compatibility with open systems, there can be no assurance that the Company will be able to maintain its competitive advantage or that these existing substantial competitors, or new competitors, will not develop competitive products utilizing open systems architecture and with favorable pricing. Moreover, the Company has little or no proprietary barriers to entry that could keep its competitors from developing similar products and technology or selling competing products in the Company's markets.

     Increased competition from manufacturers or distributors of products similar to or competitive with the Company's products could result in price reductions, reduced margins and loss of market share or could render the Company's technology obsolete, all of which could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to successfully compete in this marketplace or develop sufficient new products to remain competitive, and any failure to do so could have a material adverse effect on its results of operations and financial condition.

  Management of Company Growth

     The Company is currently experiencing rapid growth and expansion, which has placed, and will continue to place, a strain on its administrative, engineering and operations resources and increased demands on its systems and controls. Currently, the Company feels it has sufficient management personnel in place but anticipates that its continued growth will require it to recruit and hire a number of new engineers. There can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business, results of operations and financial condition may be materially and adversely affected.

     In addition, the Company plans to increase its operating expenses in order to expand its product line, increase its sales and marketing operations, develop new distribution channels and broaden its customer support capabilities. There can be no assurance that such internal expansion will be successfully implemented, that the cost of such expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors. If the Company is unable to effectively manage its internal expansion, the Company's results of operations and financial condition could be materially adversely affected. Moreover, the foregoing expenses may be incurred prior to any potential positive impact on revenues. If such expenses are not subsequently followed by sufficient increased revenues, the Company's operating results and financial condition would be materially adversely affected.

  Evolving Distribution Channels

     The Company's distribution strategy is to develop multiple distribution channels. The Company has historically sold its products through Resellers and intends to continue to utilize these distribution channels in the future. The Company's net sales have been significantly dependent on sales by Resellers, with such sales representing approximately 100% of the Company's net sales since inception. Any factors, such as general adverse economic conditions, high inventory levels, intellectual property issues, financial condition, marketing considerations or governmental regulations and restrictions, that affect the ability of the Company's Resellers to sell the Company's products will adversely affect the Company's sales and could have a material adverse impact on the Company's results of operations and financial condition. The use by the Company of these secondary distribution channels to sell its products may limit the Company's knowledge of the requirements and concerns of the end users of the Company's product and thereby reduce the ability of the Company to anticipate or react quickly to changes in the market for open system products. There is no assurance that circumstances affecting the Company's Resellers will not have an adverse effect on the Company.

     There can be no assurance that the Company will be able to attract Resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service or that the Company will be able to manage conflicts among its Resellers. In addition, the Company's agreements with Resellers typically do not restrict Resellers from distributing competing products, and in most cases may be terminated by either party without cause. The inability to recruit, manage or retain important Resellers, or their inability to penetrate their respective market segments, could materially adversely affect the Company's results of operations and financial condition.

  Dependence Upon Significant Customers

     During its fiscal year ended June 30, 1997, the Company derived from two customers approximately 16% each of its total net sales. No other customers accounted for more than 10% of the Company's net sales during the fiscal year ended June 30, 1997. Any significant decrease in sales to the Company's principal customers, or any termination of existing relationships with any of the Company's principal Resellers which are not offset by increases in sales to other existing or new Resellers, could have a material adverse effect upon the Company's results of operations and financial condition.

  Dependence Upon Independent Software Providers

     The Company's business strategy is to produce PC-based open system hardware for the foodservice and retail industries as well as the newly targeted industrial and information kiosk markets. The Company does not develop or sell software. Consequently, the Company is dependent upon third party software providers to develop new and improved software that runs on the Company's hardware platform. As in other sectors of the computer industry, hardware sales are often driven by advances in software technology. Accordingly, if software providers do not continue to provide state-of-the-art software that runs on the Company's hardware, the Company's results of operations and financial condition could be materially adversely affected.

  Variability in Operating Results

     As a result of the Company's limited operating history, the Company does not have extensive historical financial data on which to base planned operating expenses. The Company typically operates with little backlog. As a result, quarterly sales and operating results generally depend on the volume and timing of and ability to fulfill orders received within the quarter, which can be difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected changes in revenues. Accordingly, any significant shortfall of demand for the Company's products in relation to the Company's expectations would have an adverse impact on the Company's results of operations and financial condition.

     The Company may experience significant fluctuations in future operating results due to number of factors including, among other things, demand for the Company's products, the size and timing of customers orders, new or increased competition, delays in products enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, seasonability in product purchases by Resellers and end users, the mix of domestic and international revenues, fluctuations in costs of components, pricing trends in the open systems industry in general and in the specific markets in which the Company is active and general economic conditions. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance and that one or more periods of favorable results should not be relied upon as an indication of future favorable results. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

FUTURE CAPITAL REQUIREMENTS

     The Company expects that the net proceeds from its initial public offering, together with other available funds, will enable the Company to maintain its current and planned operations for the next 12 months. There can be no assurance that these available funds will be sufficient to enable the Company to increase its revenues in an amount sufficient to sustain profitable operations. To the extent that the proceeds from the initial public offering and cash flow from operations, if any, are insufficient to fund the Company's activities, the Company will be required to raise additional funds through equity or debt financings. No assurance can be given that such financings will be available on terms acceptable to the Company, if at all, and, if available, such financings may result in further dilution to the Company's stockholders and/or in additional interest expense.

  Lack of Patents

     The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The Company believes that most of the technology used in the design and manufacture of most of the Company's products is generally known and available to others. Consequently, there can be no assurances that others will not develop, market and sell products substantially equivalent to the Company's products, or utilize technologies similar to those used by the Company. Although the Company believes that its products do not infringe on any third party's patents, there can be no assurance that the Company will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and there can be no assurance that the Company will have the necessary financial resources to defend or prosecute its rights in connection with any such litigation. Responding to, defending or bringing claims related to the Company's rights to its intellectual property may require the Company's management to redirect its resources to address such claims, which could have a material adverse effect on the Company's business, financial condition and results of operations.

  Control by Existing Stockholders

     At June 30, 1997, the Company's directors and officers collectively beneficially owned approximately 62.5% of the Company's Common Stock. Consequently, these persons will have the ability to control the election of all the Company's directors, to determine the outcome of most corporate actions submitted to the vote of the Company's stockholders and to generally control the affairs and management of the Company. In addition, such concentration of ownership and control may have the effect of delaying, deferring or preventing a change of control in the Company.

  Dependence on Key Personnel; Limited Experience

     The Company's success is dependent, in part, upon the continued services of certain key executive officers, including Richard P. Stack, the Company's President and Chief Executive Officer, C. Norman Campbell, the Company's Vice President Engineering, and Alexander J. Nelson, the Company's Vice President, Sales and Marketing. The Company's success depends to a significant degree upon the continued contributions of its existing key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. If certain of these employees were to leave, the Company could be materially and adversely affected. The Company believes its future success will also depend largely upon its ability to attract and retain highly-skilled hardware engineers, managerial, and sales and marketing personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining the necessary personnel.

  Possible Issuance of Preferred Stock; Anti-takeover Effect of Delaware Law and Certain Charter Provisions

     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's stockholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions as determined by the Board of Directors. Although the Company has no present plans to issue shares of Preferred Stock, the issuance of any additional shares of Preferred Stock in the future could affect the rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its present owners. In addition, the Company's Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws contain provisions creating a classified board. These provisions, together with certain provisions of Delaware law, may also have the effect of delaying or preventing changes in control or management of the Company which could adversely affect the market price of the Company's Common Stock.

  No Dividends

     The Company has never paid any cash dividends on shares of its Common Stock and does not anticipate that it will pay dividends in the foreseeable future. The Company intends to apply any earnings to fund the development of its business.

  Possible Effect of Outstanding Options and Warrants

     As of June 30, 1997, there were 300,000 shares of Common Stock reserved for issuance upon exercise of outstanding stock options granted and available for grant under the Company's 1996 Stock Incentive Award Plan. Of such reserved shares, there were 245,500 shares of Common Stock reserved for issuance upon the exercise of outstanding stock options and 54,500 shares were available for future grant. None of the outstanding options were exercisable at June 30, 1997.

     The Company has agreed to sell to Meridian Capital Group, Inc. ("Meridian"), for a total of $8.50, warrants (the "Meridian Warrants") to purchase up to 85,000 shares of Common Stock at an exercise price per share of $6.25. The Meridian Warrants are exercisable for a period of four years beginning October 25, 1997, and are not transferable for a period of one year therefrom except to officers of Meridian or any successor to Meridian. In addition, the Company has granted certain rights to the holders of the Meridian Warrants to register the Common Stock underlying the Meridian Warrants under the Securities Act of 1933, as amended. In the event a significant number of outstanding options and/or warrants were to be exercised in any period, the trading price of the Common Stock may be adversely impacted.

  Price Volatility

     The Common Stock is quoted on the Nasdaq SmallCap Market, which has experience and is likely to experience in the future significant price and volume fluctuations which could adversely affect the market price of the Common Stock without regard to the operating performance of the Company. In addition, the Company believes that factors such as quarterly fluctuation in the financial results of the Company, the condition of the overall economy and the condition of the financial markets could cause the price of the Common Stock to fluctuate substantially.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's executive offices, research and product development, warehousing and distribution facilities are currently housed in a single leased industrial unit comprised of approximately 13,000 square feet located in Irvine, California. Under the terms of the lease, the Company presently pays rent of approximately $8,822 per month with scheduled increases during the second and third years of the lease to approximately $9,087 and $9,359 per month, respectively. The lease expires on June 30, 2002. The Company believes that its existing facilities are adequate to meet its needs for at least the next three years. The Company also continues to lease a facility in Tustin, California. This lease expires October 31, 1998. Currently, monthly rent is $2,843 and is scheduled to increase in November 1997 to $2,922 per month. Effective October 1, 1997, the Company has subleased this facility.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "JVLN." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as furnished by Nasdaq. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                                                                         HIGH             LOW
YEAR ENDED JUNE 30, 1997                                             ------------    -------------
     Second Quarter  (from October 25, 1996)                             $    5.37       $    4.75
     Third Quarter                                                            5.50            4.75
     Fourth Quarter                                                           6.25            4.75



     There were approximately 533 holders of record as of August 29, 1997.

     No dividends have been declared or paid on the Company's Common Stock.

  Recent Sales of Unregistered Securities.

     Since inception (September 19, 1995), the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act"):

     1. On September 26, 1995, the Company issued 430,000 shares of Common Stock to Richard P. Stack, 288,100 shares of Common Stock to C. Norman Campbell and 77,400 shares of Common Stock to John R. Amos at a per share price of approximately $.006. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     2. On November 1, 1995, the Company issued 288,100 shares of Common Stock to C. Norman Campbell and 107,500 shares of Common Stock to Alex Nelson at a per share price of approximately $.006. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     3. On January 9, 1996, the Company issued 180,600 shares of Common Stock to The Steven J. Goodman Revocable Living Trust ("Goodman") and 25,800 shares of Common Stock to GAK Limited, a Delaware limited partnership ("GAK"), of which Horace and Madeleine Hertz are the general partners, at a per share price of approximately $.02. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     4. On April 1, 1996, the Company issued 430,000 shares of Common Stock to Richard P. Stack at a per share price of approximately $.19 upon conversion of a convertible promissory note originally issued in October 1995. The issuance of the convertible promissory note and the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     5. On April 3, 1996, the Company issued 116,100 shares of Common Stock to Goodman at a per share price of approximately $.22. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of
Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     6. On May 1, 1996, the Company issued 86,000 shares of Common Stock to Teresa M. McRae at a per share price of approximately $.47 upon conversion of a convertible promissory note originally issued in October 1995. The issuance of the convertible promissory note and the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     7. On May 23, 1996, the Company issued 38,780 shares of Common Stock to GAK at a per share price of approximately $.65. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of
Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     8. On May 31, 1996, the Company issued 17,200 shares of Common Stock to Richard A. Stack at a per share price of approximately $.70 upon conversion of a convertible promissory note originally issued in October 1995. The issuance of the convertible promissory note and the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     9. On June 3, 1996, the Company issued 10,750 shares of Common Stock to Herbert R. and Janice N. Donica, as joint tenants by the entireties, at a per share price of approximately $2.33. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     10. On October 1, 1995, the Company issued a Promissory Note in the amount of $15,000 to Richard P. Stack. The issuance of the Promissory Note was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     11. In February 1996, the Company issued two Promissory Notes, each in the original principal amount of $20,000, to each of Peter Aiello and Jim Cox. The Promissory Note issued to Mr. Cox is convertible at his option into shares of Common Stock at a per share price of $2.50 per share. Effective as of June 30, 1997, Mr. Cox converted his Promissory Note into 8,000 shares of Common Stock. The issuance of the Promissory Notes and the Common Stock issued upon conversion of Mr. Cox's Promissory Note was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

     12. At various times commencing May 1996 through August 1996, the Company issued Promissory Notes to the following accredited investors in the following original principal amounts: (1) The Steven J. Goodman Charitable Remainder Trust (the "Goodman CRT"), $50,000; (2) John R. Amos, $25,000; (3) Kanayo Partabrai Gangwani, $25,000; (4) Jack S. Kompan, two Promissory Notes aggregating $50,000;
(5) Universal Partners, L.P., a partnership that specializes in providing bridge financing of which Windy City Bridges, Inc. is a general partner, $25,000; (6) Scott Robinson, $25,000; (7) Rebecca L. Gregarek, $12,500; (8) David M. Munch, $25,000; (9) David J. Gregarek, $25,000; (10) Jay Louis Kear Family Trust, $25,000; (11) Mildred J. Geiss, $37,500; (12) Westerling Family Trust, $100,000;
(13) Yu Family Revocable Trust, $25,000; (14) Kenneth and Linda Bloom, $25,000;
(15) Christopher Neil, $25,000; (16) Izzy Rabinowitz, $50,000; (17) Don R. Thorne, $50,000; (18) Mark Ratto, $12,500; (19) B.C. Investments, $12,500; (20)
Chris Brown, $50,000; (21) Victor A. Ince and Terry A. Ince, joint tenants, $25,000; (22) Caribou Bridge Fund, LLC, $25,000. Concurrent with the issuance of each of the foregoing Promissory Notes, the Company issued warrants to purchase shares of Common Stock (the "Warrants") in an amount equal to the number of shares that results from dividing $5.00 into the original principal amount of the Promissory Note, with the exception of the Promissory Notes issued to Mr. Amos, Mr. Gangwani and Mr. Kompan which provided for $2.50 being divided into the original principal amount of their respective Promissory Notes. The total purchase price for all of the shares of Common Stock issuable upon the exercise of such Warrants is an aggregate of $1.00 per Warrant, or $23.00 in the aggregate. The Warrants became exercisable October 25, 1996 and were all exercised between October and December 1996. In connection with the sales of certain of the Promissory Notes and Warrants, the Company paid a total of $15,000 in commissions to Spencer Edwards in its capacity as a selling agent and $27,500 to Meridian in its capacity as a selling agent. The issuance of the Promissory Notes and the Warrants was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 504 of Regulation D promulgated thereunder because the issuances did not involve a public offering.

     The foregoing information has been adjusted to reflect a 4,300 for 1 stock split of the Common Stock effected in August 1996.

     13. Subsequent to July 1, 1996 and on various dates through October 25, 1996, the Company issued incentive and nonstatutory stock options to purchase an aggregate of 185,000 shares of Common Stock to directors, executive officers, employees and consultants. The exercise price for such options ranges from $2.50 to $5.00 per share. The Company issued such options in reliance upon the exemption provided by Rule 701 under the Act. Subsequent to October 25, 1996 and on various dates through August 29, 1997, the Company issued incentive and nonstatutory stock options to purchase an aggregate of 96,500 shares of Common Stock to directors, officers, employees and consultants. The exercise price for such options ranges from $4.75 to $5.75 per share. The Company issued such options in reliance upon the exemption provided by Section 4(2) of the Act.

     The following discussion and analysis should be read together with the financial statements and notes thereto included elsewhere in this Annual Report on Form 10-KSB.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is an innovative designer, manufacturer and marketer, of open system touch screen computers targeted for the foodservice and retail industries, industrial companies and the information kiosk markets.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Act, and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in market demand, market acceptance of new products, product returns, changes in inventory levels, and pricing trends in the industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

RESULTS OF OPERATIONS

     The Company's fiscal year in 1996 was approximately nine months and its fiscal year in 1997 was twelve months. The results of operations for the nine months ended June 30, 1996 and the twelve months ended June 30, 1997 were as follows:

                                                -----------------------------------------
                                                              Fiscal Year
                                                -----------------------------------------

                                                   1996                           1997
                                                   ----                           ----
Net Sales                                       $1,463,627                     $7,014,571
Cost of Sales                                    1,104,171                      5,499,490
                                                ----------                     ----------
Gross Profit                                       359,456                      1,515,081
Operating Expenses:
 Research and Development                           46,771                        396,365
 Selling and Marketing                              83,495                        390,834
 General and Administrative                        244,736                        859,863
                                                ----------                     ----------
Total Operating Expenses                           375,002                      1,647,062
                                                ----------                     ----------
Operating Income (loss)                            (15,546)                      (131,981)
Interest Expense                                   (38,796)                      (709,447)
Interest Income                                         --                         14,542
                                                ==========                     ==========
Net Income                                      $  (54,342)                    $ (826,886)
                                                ==========                     ==========

     Fiscal 1997 Compared to Fiscal 1996.

     The Company's fiscal 1997 revenues totaled $7,014,571 from the sales of its NexDisplay-4, NexDisplay-P and NexDisplay-LC compared with fiscal 1996 revenues of $1,463,627 from sales of the NexDisplay-4, an increase of 379%. The increase in revenues for fiscal 1997 was attributable to the large growth in the number of the Company's VARs and the Company's successful shift in sales strategy to concentrate on sales to OEMs. Additionally, the Company introduced two new products, the NexDisplay-P and the NexDisplay-LC, during the second half of fiscal 1997 that addressed new targeted markets.

     Cost of sales for fiscal 1997 was 78% of revenues compared with 75% for fiscal 1996. The increase in fiscal 1997 was primarily attributable to component cost increases. In the future, the Company's gross margins may be affected by several factors, including the mix of products sold, the price of products sold, price competition, manufacturing volumes, fluctuations in component costs, changes in other components of cost of sales and the technological innovations in products sold. Timing and new product introductions may impact gross margins and result in excess or obsolete inventories.

     Research and development expenses for fiscal 1997 increased by $349,594 (approximately 747%) to $396,365 from $46,771 for fiscal 1996. The primary reasons for the increase were payroll costs and the introduction of two new products. For the fiscal year ending June 30, 1998, management anticipates a continued increase in product development costs primarily due to the anticipated introduction of several product enhancements and new products. The increase is also attributable to the Company's belief that its future success depends on a high level of research and development and its ability to attract and retain highly skilled engineers.

     Selling and marketing expenses for fiscal 1997 increased by $307,339 (approximately 368%) to $390,834 from $83,495 for fiscal 1996. These increases in expenses were due to the addition of sales, marketing and technical support personnel. The growth in personnel was primarily due to the need to manage the activities of an increased number of VAR and OEM customers and the introduction of new products. Management anticipates that such expenses will continue to increase in fiscal 1998 as the Company implements its strategy to expand its product line, distribution network and markets.

     General and administrative expenses for fiscal 1997 increased by $615,127 (approximately 251%) to $859,863 from $244,736 for fiscal 1996. The major reasons for the increase were the addition of personnel and consultants. The Company grew from 8 to 35 employees during fiscal 1997. For fiscal 1998 management anticipates an increase in general and administrative costs, primarily related to payroll costs as the Company expands its personnel.

     Interest expense for fiscal 1997 increased by $670,651 (approximately 1,729%) to $709,447 from $38,796 for fiscal 1996. Such expense included a non-cash interest expense of $636,097 related to the issuance of private placement warrants (see Note 6 of Notes to the Financial Statements).

     A provision for federal and state income taxes was not required since the Company incurred losses for fiscal 1997.

     The net loss for fiscal 1997 was $826,886 compared to $54,342 for fiscal 1996. The increase in net loss was primarily due to the non-cash interest expense related to warrants issued in connection with certain promissory notes in the aggregate principal amount of $636,097 and to the increase in expenses due to the growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its development activities through a combination of an initial public offering and cash generated through operations. Net proceeds from the October 25, 1996 initial public offering amounted to approximately $3,238,694.

     At June 30, 1997, the Company had working capital of $3,028,833, including inventory of $1,674,097. As of June 30, 1997, the Company had cash of $686,167. The Company does not require substantial working capital to fund its business as inventory is maintained on a just-in-time basis from the Company's suppliers and product is built to order. The Company's future capital requirements will depend on many factors, including the rate of revenue growth, the timing and extent of spending to support product development efforts and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products.

     In January 1997, the Company secured a revolving line of credit with a bank, from which it may borrow an amount equal to 80 percent of the Company's eligible accounts receivable (as defined therein) with monthly interest based upon the prime rate of a national financial institution. Borrowings under the line of credit are collateralized by substantially all of the assets of the Company. As of June 30, 1997, borrowings under the line aggregated $200,000 and there was approximately $972,225 available for future borrowings.

ITEM 7.  FINANCIAL STATEMENTS.

     The information required by this item is included in Pages F-1 through F-14 attached hereto and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item is incorporated herein by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1997 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1--Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Additional Information--Management."

ITEM 10.  EXECUTIVE COMPENSATION.

     The information required by this item is incorporated herein by reference from Issuer's Proxy Statement under the heading "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is incorporated herein by reference from Issuer's Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated herein by reference from Issuer's Proxy Statement under the heading "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

1.        (a)  Financial Statements. Financial statements are attached to this report as pages F-1 through F-14. The index to the financial statements is found in the Financial Section on page F-1.

          (b) The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.

2.   Exhibits.  See Exhibit Index below.


Exhibit
Number   Description of Document
-------  -----------------------
3.1(1)   Amended and Restated Certificate of Incorporation of Registrant.

3.2(1)   Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)   Amended and Restated Bylaws of Registrant.

3.4(1)   Amendment to Amended and Restated Bylaws of Registrant.

4.1      Reference is made to Exhibits 3.1 through 3.4.

4.2(1)   Specimen stock certificate.

10.1(1)  1996 Stock Incentive Award Plan of Registrant.

10.2(1)  Form of Director Non-Qualified Stock Option Agreement.


10.3(1)  Form of 1996 Employee Non-Qualified Stock Option Agreement.

10.4(1)  Employment Agreement dated August 19, 1996 by and between the Registrant and Richard P. Stack.

10.5(1)  Employment Agreement dated August 19, 1996 by and between the Registrant and C. Norman Campbell.

10.6(1)  Form of Indemnity Agreement entered into with each of the Registrant's officers and directors.

10.7(1)  Standard Industrial/Commercial Single-Tenant Lease-Gross dated October 19, 1995 by and between Robert P. Peebles Trust, dated 4/11/79, and the Registrant for that certain real property located at 2882 C Walnut Avenue, Tustin, California 92780.

10.8     Standard Industrial/Commercial Single-Tenant Lease-Net dated May 5, 1997 by and between Klein-Miller Investment Co. and the
         Registrant for that certain real property located at 1881 Langley Avenue, Irvine, California 92714.

10.9     Standard Sublease dated September 9, 1997 by and between the Registrant and D. Howard Lewis and William R. Miller for that certain real property located at 2882-C Walnut Avenue, Tustin, California 92780.

10.10(1) Securities Purchase Agreement dated July 2, 1996 by and between the Registrant and Jack S. Kompan.

10.11(1) Promissory Note dated July 2, 1996 in the original principal amount of $25,000 payable by the Registrant in favor of Jack
         S. Kompan.

10.12(1) Letter Agreement dated July 22, 1996 between the Registrant and John R. Amos regarding the transfer of certain intellectual property by John R. Amos to the Registrant.

10.13(1) Letter Agreement dated July 29, 1996 between the Registrant and C. Norman Campbell regarding the transfer of certain intellectual property by C. Norman Campbell to the Registrant.

10.14    Distributor Agreement dated March 14, 1997 between the Registrant and ScanSource, Inc.

11.1     Statement re Calculation of Net Loss Per Share.

23.1     Consent of Ernst & Young LLP, Independent Auditors.

24.1     Power of Attorney.  Reference is made to page 21.

27.1     Financial Data Schedule.

-----------------

(1)      Filed as an exhibit to Registrant's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Javelin Systems, Inc.


Date:  September 25, 1997       By: /s/ RICHARD P. STACK
                                    -------------------------------------
                                    Richard P. Stack
                                    President and Chief Executive Officer

Date:  September 25, 1997       By: /s/ LAWRENCE W. MCCORKLE
                                    -------------------------------------
                                    Lawrence W. McCorkle
                                    Controller, Treasurer and Secretary

                               POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard P. Stack his attorney-in-fact, with the power of substitution, for him, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that the attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


                     Signature                                        Title                            Date
                     ---------                                        -----                            ----
/s/ RICHARD P. STACK                                   President, Chief Executive             September 25, 1997
----------------------------------------------------   Officer, Director
Richard P. Stack


/s/ C. NORMAN CAMPBELL                                 Vice President, Engineering            September 25, 1997
----------------------------------------------------   Director
C. Norman Campbell


/s/ STEVEN J. GOODMAN                                  Director                               September 25, 1997
----------------------------------------------------
Steven J. Goodman


/s/ JAY L. KEAR                                        Director                               September 25, 1997
----------------------------------------------------
Jay L. Kear


/s/ ANDREW F. PUZDER                                   Director                               September 25, 1997
----------------------------------------------------
Andrew F. Puzder

                                 EXHIBIT INDEX


Exhibit
Number   Description of Document
-------  -----------------------
3.1(1)   Amended and Restated Certificate of Incorporation of Registrant.

3.2(1)   Certificate of Amendment of Amended and Restated Certificate of Incorporation of Registrant.

3.3(1)   Amended and Restated Bylaws of Registrant.

3.4(1)   Amendment to Amended and Restated Bylaws of Registrant.

4.1      Reference is made to Exhibits 3.1 through 3.4.

4.2(1)   Specimen stock certificate.

10.1(1)  1996 Stock Incentive Award Plan of Registrant.

10.2(1)  Form of Director Non-Qualified Stock Option Agreement.

10.3(1)  Form of 1996 Employee Non-Qualified Stock Option Agreement.

10.4(1)  Employment Agreement dated August 19, 1996 by and between the Registrant and Richard P. Stack.

10.5(1)  Employment Agreement dated August 19, 1996 by and between the Registrant and C. Norman Campbell.

10.6(1)  Form of Indemnity Agreement entered into with each of the Registrant's officers and directors.

10.7(1)  Standard Industrial/Commercial Single-Tenant Lease-Gross dated October 19, 1995 by and between Robert P. Peebles Trust, dated 4/11/79, and the Registrant for that certain real property located at 2882 C Walnut Avenue, Tustin, California 92780.

10.8     Standard Industrial/Commercial Single-Tenant Lease-Net dated May 5, 1997 by and between Klein-Miller Investment Co. and the
         Registrant for that certain real property located at 1881 Langley Avenue, Irvine, California 92714.

10.9     Standard Sublease dated September 9, 1997 by and between the Registrant and D. Howard Lewis and William R. Miller for that certain real property located at 2882-C Walnut Avenue, Tustin, California 92780.

10.10(1) Securities Purchase Agreement dated July 2, 1996 by and between the Registrant and Jack S. Kompan.

10.11(1) Promissory Note dated July 2, 1996 in the original principal amount of $25,000 payable by the Registrant in favor of Jack
         S. Kompan.

10.12(1) Letter Agreement dated July 22, 1996 between the Registrant and John R. Amos regarding the transfer of certain intellectual property by John R. Amos to the Registrant.

10.13(1)  Letter Agreement dated July 29, 1996 between the Registrant and C. Norman Campbell regarding the transfer of certain intellectual property by C. Norman Campbell to the Registrant.

10.14     Distributor Agreement dated March 14, 1997 between the Registrant and ScanSource, Inc.

11.1      Statement re Calculation of Net Loss Per Share.

23.1      Consent of Ernst & Young LLP, Independent Auditors.

24.1      Power of Attorney.  Reference is made to page 21.

27.1      Financial Data Schedule.

-------------

(1)       Filed as an exhibit to Registrant's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.

                             JAVELIN SYSTEMS, INC.

                             FINANCIAL STATEMENTS

                       FOR THE YEAR ENDED JUNE 30, 1997



                                   CONTENTS

Report of Independent Auditors........................................................................     F-2

Financial Statements

Balance Sheets........................................................................................     F-3
Statements of Operations..............................................................................     F-4
Statement of Stockholders' Equity.....................................................................     F-5
Statements of Cash Flows..............................................................................     F-6
Notes to Financial Statements.........................................................................     F-7

                         Report of Independent Auditors


The Board of Directors
Javelin Systems, Inc.

  We have audited the accompanying balance sheets of Javelin Systems, Inc. as of June 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of two years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javelin Systems, Inc. at June 30, 1997 and 1996, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 1997 in conformity with generally accepted accounting principles.


                                  Ernst & Young LLP

Orange County, California
August 1, 1997

                             Javelin Systems, Inc.

                                Balance Sheets


As of June 30                                                                           1997                     1996
                                                                                     ----------                ---------
Assets
Current assets:
  Cash.......................................................................        $  686,167                $   6,404
  Accounts receivable, net of allowance for doubtful accounts
     of $41,000 and $0 in 1997 and 1996, respectively........................         2,470,591                  693,679
  Inventories................................................................         1,674,097                  209,350
  Other current assets.......................................................            46,535                    4,107
                                                                                     ----------                ---------
Total current assets.........................................................         4,877,390                  913,540
Furniture, fixtures and equipment, at cost:
  Computer equipment.........................................................           112,837                   21,960
  Furniture and fixtures.....................................................           150,787                    4,455
  Leasehold improvements.....................................................            72,703                    4,551
                                                                                     ----------                ---------
                                                                                        336,327                   30,966
  Less accumulated depreciation and amortization.............................            40,808                    3,044
                                                                                     ----------                ---------
     Net property, plant and equipment.......................................           295,519                   27,922
Other assets, net............................................................            30,101                    9,851
                                                                                     ----------                ---------
Total assets.................................................................        $5,203,010                $ 951,313
                                                                                     ==========                =========
Liabilities and stockholders' equity
Current liabilities:
  Line of credit.............................................................        $  200,000                $ 206,552
  Accounts payable...........................................................         1,503,825                  356,769
  Accrued expenses...........................................................           144,732                   32,973
  Current maturities of notes payable to stockholders........................               --                    65,000
  Current maturities of long-term debt.......................................               --                    20,000
                                                                                     ----------                ---------
Total current liabilities....................................................         1,848,557                  681,294
Notes payable to stockholders, net of current portion........................               --                    25,000
Long-term debt, net of current portion.......................................               --                    50,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value:
     Authorized shares -- 1,000,000
     Issued and outstanding shares -- none...................................               --                       --
  Common stock, $0.01 par value:
     Authorized shares -- 10,000,000
     Issued and outstanding shares -- 3,119,250..............................            31,193                   21,043
  Additional paid-in capital.................................................         4,295,291                  348,163
  Deferred compensation......................................................           (90,803)                (119,845)
  Accumulated deficit........................................................          (881,228)                 (54,342)
                                                                                     ----------                ---------
Total stockholders' equity...................................................         3,354,453                  195,019
Total liabilities and stockholders' equity...................................        $5,203,010                $ 951,313
                                                                                     ==========                =========

                             See accompanying notes.

                             Javelin Systems, Inc.

                            Statements of Operations

For the period from September 19, 1995 (date of inception) to June 30, 1996 and for the year ended June 30, 1997

                                                                                        1997                     1996
                                                                                     ----------               ----------
Net sales....................................................................        $7,014,571               $1,463,627
Cost of sales................................................................         5,499,490                1,104,171
                                                                                     ----------               ----------
Gross profit.................................................................         1,515,081                  359,456
Operating expenses:
  Research and development...................................................           396,365                   46,771
  Selling and marketing......................................................           390,834                   83,495
  General and administrative.................................................           859,863                  244,736
                                                                                     ----------               ----------
Total operating expenses.....................................................         1,647,062                  375,002
                                                                                     ----------               ----------
Operating loss...............................................................          (131,981)                 (15,546)
Interest expense.............................................................          (709,447)                 (38,796)
Interest income..............................................................            14,542                      --
                                                                                     ----------               ----------
Net loss.....................................................................        $ (826,886)              $  (54,342)
                                                                                     ==========               ==========

Net loss per share...........................................................        $    (0.30)              $    (0.03)
                                                                                     ==========               ==========

Shares used in computing net loss per share..................................         2,782,535                2,086,260
                                                                                     ==========               ==========



                            See accompanying notes.

                             Javelin Systems, Inc.

                       Statement of Stockholders' Equity

For the period from September 19, 1995 (date of inception) to June 30, 1996 and for the year ended June 30, 1997


                                                                                        Deferred
                                                                                         charge
                                                                                         related
                                                                                        to warrants
                                                                                        issued in
                                      Common stock        Additional                    connection
                                 --------------------      Paid-in       Deferred       with notes     Accumulated
                                   Shares     Amount       Capital     Compensation      payable        deficit      Total
                                 -------------------------------------------------------------------------------------------
Issuance of common stock for
 cash.........................   1,274,950   $12,750      $   72,300   $      --      $      --      $      --    $   85,050
Issuance of common stock for
 equipment....................     288,100     2,881          (1,206)         --             --             --         1,675
Issuance of common stock upon
 conversion of notes payable..     541,200     5,412         147,069          --             --             --       152,481
Value assigned to warrants
 issued in connection with
 notes payable................          --        --         130,000          --       (130,000)            --            --
Amortization of deferred
 charge.......................          --        --             --           --         10,155             --        10,155
Net loss......................          --        --             --           --             --        (54,342)      (54,342)
                                 -------------------------------------------------------------------------------------------
Balance at June 30, 1996......   2,104,250    21,043         348,163          --       (119,845)       (54,342)      195,019
Value assigned to warrants
 issued in connection with
 notes payable................          --        --         516,252          --       (516,252)            --            --
Amortization of deferred
 charge.......................          --        --              --          --        636,097             --       636,097
Exercise of warrants..........     165,000     1,650           1,682          --             --             --         3,332
Proceeds from initial public
 offering, net................     850,000     8,500       3,230,194          --             --             --     3,238,694
Deferred stock compensation...          --        --         199,000    (199,000)            --             --            --
Amortization of deferred stock
 compensation.................          --        --              --     108,197             --             --       108,197
Net loss......................          --        --              --          --             --       (826,886)     (826,886)
                                 -------------------------------------------------------------------------------------------
Balances, June 30, 1997.......   3,119,250   $31,193      $4,295,291   $ (90,803)     $      --      $(881,228)   $3,354,453
                                 ===========================================================================================


                            See accompanying notes.

                             Javelin Systems, Inc.

                            Statements of Cash Flows

For the period from September 19, 1995 (date of inception) to June 30, 1996 and
                        For the year ended June 30, 1997


                                                                                        1997                      1996
                                                                                     -----------                ---------
Operating activities
Net loss.....................................................................        $  (826,886)               $ (54,342)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..............................................             37,764                    3,251
  Amortization of deferred charge related to warrants........................            636,097                   10,155
  Amortization of deferred stock compensation................................            108,197                      --
  Changes in operating assets and liabilities:
     Accounts receivable.....................................................         (1,776,912)                (693,679)
     Inventories.............................................................         (1,464,747)                (209,350)
     Other current assets....................................................            (42,428)                  (4,107)
     Accounts payable........................................................          1,147,056                  356,769
     Accrued expenses........................................................            111,759                   32,973
                                                                                     -----------                ---------
Net cash used in operating activities........................................         (2,070,100)                (558,330)
Investing activities
Purchase of furniture, fixtures and equipment................................           (305,361)                 (29,291)
Other assets.................................................................            (20,250)                  (8,542)
                                                                                     -----------                ---------
Net cash used in investing activities........................................           (325,611)                 (37,833)
Financing activities
Net borrowings under line of credit..........................................             (6,552)                 206,552
Proceeds from issuance of notes payable to related parties...................                --                   222,481
Payments of notes payable to related parties.................................            (90,000)                     --
Increase (decrease) in long-term debt........................................            (70,000)                  90,000
Issuance of common stock.....................................................                --                    85,050
Net proceeds from initial public offering....................................          3,238,694                      --
Proceeds from exercise of warrants...........................................              3,332                      --
Deferred offering costs......................................................                --                    (1,516)
                                                                                     -----------                ---------
Net cash provided by financing activities....................................          3,075,474                  602,567
                                                                                     -----------                ---------
Net increase in cash.........................................................            679,763                    6,404
Cash at beginning of period..................................................              6,404                      --
                                                                                     -----------                ---------
Cash at end of period........................................................        $   686,167                $   6,404
                                                                                     ===========                =========
Supplementary disclosure of cash paid during the period for:
Interest.....................................................................        $    71,367                $  28,641
State franchise taxes........................................................        $       800                $     800
Supplementary disclosure of non cash financing activities:
Equipment acquired for common stock..........................................        $       --                 $   1,675
Notes payable converted to common stock......................................        $       --                 $ 152,481

                            See accompanying notes.

                             Javelin Systems, Inc.

                         Notes to Financial Statements


1.   Summary of Significant Accounting Policies

General

Javelin Systems, Inc. ("the Company") was incorporated in the State of Delaware under the name of Sunwood Research, Inc. on September 19, 1995. Subsequently, the Company changed its name to Javelin Systems, Inc. on August 25, 1996. The Company designs, develops, markets and sells open system touch screen point-of-sale ("POS") computers, primarily for the foodservice industry. The ability of the Company to establish itself as a successful operating entity on an ongoing basis is dependent upon future events, including further marketing of its products and achieving profitable operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from those estimates.

Inventories

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market.

Property, Plant and Equipment

Additions to property, plant and equipment and leasehold improvements are recorded at cost. Depreciation is computed using the straight line method over the estimated useful lives of the respective assets, generally three to five years.

Long-Lived Assets

Effective July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. The adoption of SFAS No. 121 had no impact on the Company's financial condition or results of operations.

Revenue Recognition

Revenues from sales of products are recognized upon shipment of the products. The Company generally does not have any significant remaining obligations upon shipment of its products. Product returns and sales allowances, which have not been significant historically, are provided for at the date of sale.

                             Javelin Systems, Inc.

1.   Summary of Significant Accounting Policies (continued)

Warranties

The Company's products are under warranty for defects in material and workmanship for one year. Certain components included in the Company's products are covered by manufacturer's warranties. Costs related to after-sale service and repair are accrued as warranty expense at the time of sale, and to date, such costs have been insignificant.

Advertising

The Company expenses the costs of advertising as incurred. To date, advertising expenses have not been significant.

Research and Development

The Company expenses the cost of research and development as incurred.

Income Taxes

Deferred taxes are provided for items recognized in different periods for financial and tax reporting purposes in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes.

Stock Based Compensation

Effective July 1, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) and accordingly, is continuing to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The adoption of SFAS No. 123 had no impact on the Company's results of operations or financial position.

Net Loss Per Common Share

Net loss per common share is computed using the weighted average number of common shares and common share equivalents outstanding during the period presented. Common share equivalents result from the effect of outstanding options and warrants to purchase common stock. Pursuant to the requirements of the Securities and Exchange Commission, common shares and common share equivalents issued by the Company during the twelve months immediately preceding the initial public offering have been included in the calculation of the shares used in computing net loss per common share as if they were outstanding for the entire period presented, using the treasury stock method.

Concentration of Business and Credit Risk

The Company operates within an industry that is subject to rapid technological advancement, intense competition and uncertain market acceptance. The introduction of new technologies, competitors' alternative products and ultimate market acceptance of the products sold by the Company, could have a substantial impact on the future operations of the Company.

                             Javelin Systems, Inc.

1.   Summary of Significant Accounting Policies (continued)

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

During fiscal year ended June 30, 1997 two customers aggregated 16% each of net sales. During the period ended June 30, 1996 two customers aggregated 30% and 24%, respectively, of net sales. Sales were not to the same major customers in 1997 and 1996.

Impact of Recently Issued Accounting Standards

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which requires the disclosure of basic earnings per share and diluted earnings per share. The Company expects to adopt SFAS 128 in fiscal 1998 and anticipates it will not have an impact on previously reported earnings per share.

Additionally, in February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure", which requires certain additional disclosures of information about an entity's capital structure. The Company expects to adopt SFAS 129 in fiscal 1998 and does not believe the effect of the adoption will be material.

2.   Inventories

Inventories consist of the following at June 30:

                                           1997                    1996
                                   ------------------      ------------------

 Raw materials                             $1,525,653                $203,950
 Finished goods                               148,444                   5,400
                                   ------------------      ------------------
                                           $1,674,097                $209,350
                                   ==================      ==================

3.   Line of Credit

The Company has a line of credit with a financial institution under which it may borrow up to 80% of the Company's eligible accounts receivable (as defined) with monthly interest based upon the prime rate of a national financial institution (8.5% at June 30, 1997 and no less than 2.5% per month at June 30, 1996). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of June 30, 1996, borrowings under the line aggregated $206,552 and there was $20,898 available for future borrowings. As of June
30, 1997, borrowings aggregated $200,000 and there was $972,225 available for future borrowings. The line of credit expires in December 1997.

                             Javelin Systems, Inc.

4.   Notes Payable to Stockholders and Long-Term Debt

Notes payable to stockholders at June 30, 1996 consists of the following:

  Promissory notes, bearing interest at 10%, due on
    various dates in 1997 and 1998.................................            $75,000
  Unsecured, noninterest bearing demand note.......................             15,000
                                                                    ------------------
                                                                                90,000
  Less current portion.............................................             65,000
                                                                    ------------------
                                                                               $25,000
                                                                    ==================

Long-term debt at June 30, 1996 consists of the following:

  Unsecured demand note, bearing interest at 8%....................            $20,000
  Promissory notes, bearing interest at 10% due on
    various dates in 1997 and 1998.................................             50,000
                                                                    ------------------
                                                                                70,000
  Less current portion.............................................             20,000
                                                                    ------------------
                                                                               $50,000
                                                                    ==================


Due to their short-term nature and/or market rate of interest, the fair values of the Company's notes payable to stockholders, long-term debt and other financial instruments approximate their carrying values.

All notes payable and long-term debt amounts at June 30, 1996 were paid in full during fiscal 1997. The Company had no long-term debt at June 30, 1997.

5.   Commitments and Contingencies

Operating Leases

The Company leases its facilities and certain equipment under noncancelable operating leases subject to scheduled rent increases. The leases expire at various dates through June 30, 2002.

Future minimum annual lease payments at June 30, 1997 are as follows:

       1998.......................................          $145,500
       1999.......................................           114,633
       2000.......................................           109,042
       2001.......................................           112,313
       2002.......................................           115,682
       Thereafter.................................                --
                                                   -----------------
                                                            $597,170
                                                   =================

Rent expense under operating lease agreements aggregated $34,251 for the year ended June 30, 1997 and $16,596 for the period ended June 30, 1996 and is included in general and administrative expenses in the accompanying statement of operations.

Effective October 1, 1997, the Company subleased its Tustin facility. This sublease expires on October 31, 1998.

                             Javelin Systems, Inc.

6.  Stockholders' Equity

Registration Statement

In November 1996, the Board of Directors authorized the Company to file a registration statement on Form SB-2 with the Securities and Exchange Commission for an initial public offering of 850,000 shares of common stock at an offering price of $5.00 per share.

Warrants

In connection with the issuance of $725,000 of the Company's 10% promissory notes at various dates through August 1996 and the initial public offering, the Company granted warrants to purchase shares of the Company's common stock. The warrants entitled the holders to purchase a total of 165,000 shares of the Company's common stock at an aggregate price of $3,332. The outstanding warrants became exercisable following the effectiveness of the public offering of the Company's common stock and had no expiration date. As of June 30, 1997, all warrants have been exercised. The Company has assigned a value of $646,252 to the warrants which has been accounted for as additional paid in capital in the accompanying financial statements at June 30, 1997. The deferred charge related to the warrants was fully amortized after the exercise of all the warrants.

Stock Split

On August 23, 1996, the Company effected a 4,300-for-1 stock split. All references in the accompanying financial statements and notes to shares outstanding and per share amounts have been adjusted to reflect the impact of this stock split.

Stock Option Plans

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires the use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of the underlying stock on the date of grant. Stock based compensation expense is deferred and amortized over the life of the stock option. During fiscal 1997, the Company recognized $108,197 in stock based compensation expense. No stock options were granted for the period ended June 30, 1996.

                              Javelin Systems, Inc.

In August 1996, the Company adopted a stock incentive award plan (the "Plan") under which the Board of Directors, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options vest over a 3 year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expire five years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees.

The following is a summary of changes in options pursuant to the Plan for the year ended June 30, 1997. No stock options were granted for the period ended June 30, 1996:

                                                                                     Weighted
                                                                                     Average
                                                                                     Exercise
For options granted at fair market value on the date of grant:       Options          Price
-------------------------------------------------------------        -------         --------

Outstanding - beginning of year                                          --               --
  Granted                                                            68,000            $4.90
  Exercised                                                              --               --
  Canceled                                                               --               --
                                                                     ------
Outstanding - end of year                                            68,000            $4.90
                                                                     ======

Exercisable at end or year                                               --               --

Weighted-average fair value of options granted during the
  year at fair market value                                          $ 1.68

                                                                                                              Weighted
                                                                                                               Average
                                                                                                              Exercise
For options granted at less than fair market value on the date of grant:                Options                 Price
------------------------------------------------------------------------               --------               --------

Outstanding - beginning of year                                                             --                    --
  Granted                                                                              191,000                 $3.71
  Exercised                                                                                 --                    --
  Canceled                                                                              13,500                 $3.50
                                                                                       -------
Outstanding - end of year                                                              177,500                 $3.73
                                                                                       =======

Exercisable at end or year                                                                  --                    --

Weighted-average fair value of options granted during the year at less than
  fair market value                                                                   $   1.65


The range of exercise prices for options outstanding at June 30, 1997 was $2.50 to $5.00. The weighted average remaining contractual life of options outstanding at June 30, 1997 was approximately 4.3 years.

                             Javelin Systems, Inc.

Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to June 30, 1996 under the fair value method of the Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for fiscal 1997: risk-free interest rate equal to 6.0%; no dividend yield; a volatility factor of the expected market price of the Company's common stock of 0.41; and a weighted-average expected life of each option equal to 3 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the year ended June 30, 1997 follows:

                                         As reported              Pro forma
                                         -----------              ---------
Net loss                                   $826,886                $885,986
Loss per share                             $   0.30                $   0.32

Because SFAS 123 is applicable only to options granted subsequent to June 30, 1996, its pro forma effect will not be fully reflected until fiscal 1999.

7.   Income Taxes

No provision for federal or state income taxes is required since the Company has incurred losses since inception.

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes. Temporary differences which give rise to deferred tax assets are as follows at June 30:

                                                        1997          1996
                                                      --------      --------
  Net operating loss carryforwards.................   $ 38,400      $  7,200
  Inventory adjustments............................     35,600            --
  Accrued liabilities..............................     15,700        10,400
  Valuation allowance..............................    (89,700)      (17,600)
                                                      --------      --------
  Net deferred tax assets..........................   $     --      $     --
                                                      ========      ========

The Company has incurred operating losses since inception, and due to the uncertainty regarding future results of operations, the Company has provided a full valuation allowance against its net deferred tax assets.

The Company's effective income tax rate is different than the federal statutory rate primarily due to nondeductible capital expenditures and changes in the valuation allowance.

                             Javelin Systems, Inc.

At June 30, 1997, the Company has federal and state net operating loss carryforwards available to offset future taxable income of approximately $90,000 and $89,000, respectively. These losses begin to expire in 2011 and 2004, respectively. Under the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for federal and state income tax reporting purposes may be subject to annual limitations. Should a change in ownership occur, the ability to utilize net operating loss carryforwards may be limited in future years.

8.   Related Party

During the year ended June 30, 1997 and the period ended June 30, 1996, the Company purchased electronic components from a company owned by a stockholder and founder of the Company totaling $1,234,328 and $445,000, respectively. Included in accounts payable at June 30, 1997 and 1996 is $116,360 and $73,580 respectively, due to that Company.