Form 10QSB
period 1997-09-30
JAVELIN SYSTEMS INC
filed 1997-11-14
CIK 1021917

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

             [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1997


          [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


            For the transition period from __________ to __________

                        Commission File Number:  0-21477


                             Javelin Systems, Inc.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


         Delaware                                             52-1945748
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)


                               1881 Langley Ave.
                           Irvine, California  92614
              (Address of Principal Executive Offices) (Zip Code)


                                 (714) 223-5130
                (Issuer's Telephone Number, Including Area code)

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

Yes    X      No
    -------     -------


                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the latest practicable date.


Title                                 Date                           Outstanding

Common Stock, $.01 par value     October 31, 1997                     3,139,650

Transitional Small Business Disclosure Format (check one):
Yes          No    X
    -------     -------

Part I.   Financial Information

Item 1.   Financial Statements

                             JAVELIN SYSTEMS, INC.
                                 BALANCE SHEETS

                                                                      September 30,               June 30,
                                                                          1997                     1997*
                                                                      ------------             -----------
                                                                       (unaudited)
ASSETS
Current assets:
  Cash                                                                  $  628,765              $  686,167
  Accounts receivable - net                                              2,153,770               2,470,591
  Inventories                                                            1,676,397               1,674,097
  Other current assets                                                      48,508                  46,535
                                                                        ----------              ----------
   Total current assets                                                  4,507,440               4,877,390

  Property and equipment, net                                              356,706                 295,519
  Other assets, net                                                         31,337                  30,101
                                                                        ----------              ----------
   Total assets                                                         $4,895,483              $5,203,010
                                                                        ==========              ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit                                                        $     ---               $  200,000
  Accounts payable                                                       1,332,224               1,503,825
  Accrued expenses                                                          93,561                 144,732
                                                                        ----------              ----------
   Total current liabilities                                             1,425,785               1,848,557
                                                                        ----------              ----------

Deferred rent expense                                                        1,141                    ---
                                                                        ----------              ----------

Stockholders' equity:
  Preferred stock, $0.01 par value:
     authorized shares--1,000,000
     issued and outstanding shares--none                                      ---                     ---
  Common stock, $.01 par value:
     authorized shares--10,000,000
     issued and outstanding shares--3,139,650 at September 30,
     1997, and 3,119,250 at June 30, 1997                                   31,396                  31,193
  Additional paid in capital                                             4,366,488               4,295,291
  Deferred compensation                                                    (69,271)                (90,803)
  Accumulated deficit                                                     (860,056)               (881,228)
                                                                        ----------              ----------
   Total stockholders' equity                                            3,468,557               3,354,453
                                                                        ----------              ----------
   Total liabilities and stockholders' equity                           $4,895,483              $5,203,010
                                                                        ==========              ==========

*The balance sheet at June 30, 1997 has been derived from audited financial statements.

                             JAVELIN SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)




                                        Three Months Ended
                                           September 30,
                                       1997             1996
                                    ----------      ----------
Net sales                           $2,950,086      $1,351,721
Cost of sales                        2,268,781       1,048,600
                                    ----------      ----------
Gross profit                           681,305         303,121

Operating expenses:
   Research and development            137,238          53,564
   Selling and marketing               147,513          56,865
   General and administrative          374,673         142,167
                                    ----------      ----------
Total operating expenses               659,424         252,596
                                    ----------      ----------

Operating income                        21,881          50,525
Interest expense                        (1,842)       (152,950)
Interest income                          3,974            ---
Loss on disposal of assets              (2,841)           ---
                                    ----------      ----------
Net income                          $   21,172      $ (102,425)
                                    ==========      ==========
Earnings (loss) per common share:
   Primary                          $     0.01      $    (0.05)
                                    ==========      ==========
   Fully diluted                    $     0.01      $    (0.05)
                                    ==========      ==========
Shares used in computing
 earnings (loss) per share:
   Primary                           3,263,040       2,104,250
                                    ==========      ==========
   Fully diluted                     3,279,731       2,104,250
                                    ==========      ==========

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                   Three Months Ended
                                                                      September 30,
                                                                  1997             1996
                                                               ---------         ---------
Operating Activities
Net income (loss)                                              $  21,172         $(102,425)
Adjustments to reconcile net loss to net cash used
    in operating activities:
  Depreciation and amortization                                   22,992             4,350
  Amortization of deferred charge related to warrants               ---            113,230
  Loss on disposal of assets                                       2,841              ---
  Amortization of deferred compensation                           21,532            13,455
  Deferred rent expense                                            1,141
  Changes in operating assets and liabilities:
       Accounts receivable                                       316,821          (487,844)
       Inventories                                                (2,300)         (279,427)
       Other current assets                                       (1,973)          (30,146)
       Accounts payable                                         (171,601)          470,877
       Accrued expenses                                          (51,171)           (2,672)
                                                               ---------         ---------
  Net cash provided by (used in) operating activities            159,454          (300,602)
                                                               ---------         ---------

Investing Activities
 Purchase of equipment                                           (86,997)          (25,010)
 Other assets                                                     (1,259)             (254)
                                                               ---------         ---------
  Net cash used in investing activities                          (88,256)          (25,264)
                                                               ---------         ---------

Financing Activities
 Net payments under line of credit                              (200,000)          133,184
 Proceeds from issuance of notes payable                            ---            585,000
 Re-payment of notes payable                                        ---            (20,000)
 Deferred offering costs                                            ---           (226,684)
 Exercise of stock options                                        71,400              ---
                                                               ---------         ---------
  Net cash provided by (used in) financing activities           (128,600)          471,500
                                                               ---------         ---------
Net increase (decrease) in cash and cash equivalents             (57,402)          145,634
 Cash and cash equivalents at beginning of period                686,167             6,404
                                                               ---------         ---------
 Cash and cash equivalents at end of period                    $ 628,765         $ 152,038
                                                               =========         =========

Supplemental disclosure of cash flow information
 Income tax paid                                               $    ---          $    ---
                                                               =========         =========
 Interest paid                                                 $   1,842         $  39,720
                                                               =========         =========

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

     The Company has incurred total losses of $ 860,056 since inception, primarily due to the start-up nature of its business and non-recurring interest expenses based upon the fair market value of certain warrants issued in connection with debt.

     On November 1, 1996, the Company completed an initial public offering (the "IPO") of 850,000 shares of its common stock at $5.00 per share, netting proceeds to the Company of approximately $3.2 million. Proceeds to the Company were used to repay debt with an outstanding balance of approximately $745,000 and for general corporate purposes.

Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the SEC.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from these estimates.

Inventories

     Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                               September 30,             June 30,
                                   1997                    1997
                               -------------            ----------
       Raw materials            $1,614,705              $1,525,653
       Finished goods               61,692                 148,444
                                ----------              ----------

                                $1,676,397              $1,674,097
                                ==========              ==========

Revenue Recognition

     Revenues from sales of products are recognized upon shipment of the products. The Company generally does not have any significant remaining obligations upon shipment of the products. Product returns and sales allowances, which historically have not been significant, are provided for at the date of sale.

Earnings (Loss) per Common Share

     Earnings per common share is computed using the weighted average number of common shares and equivalents outstanding during the period. Common share equivalents result from the effect of outstanding options and warrants to purchase common stock. Loss per common share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents were not included in the computation of loss per common share since their effect would have been anti-dilutive.

Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 will be adopted by the Company as required for the interim periods and fiscal year ending after December 15, 1997. Upon adoption of SFAS No. 128, the Company will present basic EPS as well as diluted EPS in the period of adoption and restate all prior-period EPS data presented for comparative purposes. Basic EPS will be computed similarly to basic EPS except that weighted average numbers of shares of Common Stock outstanding will be increased to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential common shares had been issued. The Company has not determined the effect of the implementation of this Standard.

2.  Line of Credit

     The Company has a line of credit with a financial institution expiring December 15, 1997 and under which it may borrow an amount equal to 80% of the Company's eligible accounts receivable (as defined) with monthly interest based upon the prime rate of a national financial institution. Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of September 30, 1997, there were no borrowings under the line and there was approximately $1,242,000 available for future borrowings.

3.  Stockholders' Equity

     Common Stock

     During the three months ended September 30, 1997, 20,400 shares of common stock were issued upon the exercise of stock options with a weighted average exercise price of $3.50 per share.

     Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of the underlying stock on the date of grant. Stock based compensation expense is deferred and amortized over the life of the stock option. During the three months ended September 30, 1997, the Company recognized $21,532 in stock based compensation expense.

     In August 1996, the Company adopted a stock incentive award plan ( the "Plan") under which the Board of Directors, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options vest over a 3 year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expire five years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees. During the three months ended September 30, 1997, options to purchase 39,000 shares of common stock were granted to employees at fair market value on the date of grant. The weighted average exercise price of such options was $6.81. As of September 30, 1997 there were 8,000 shares of common stock available for issuance under the plan.

4.  Income Taxes

     No provision for federal or state income taxes is required since the Company has the benefit of a net operating loss carryover from the prior years.

Item 2.   Management's Discussion and Analysis or Plan of Operation


Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Javelin Systems, Inc. (the "Company") designs, develops, markets and sells open system touch screen POS computers primarily for the foodservice industry.

     The following discussion and analysis addresses the results of the Company's operations for the three month period ended September 30, 1997. On November 1, 1996 the Company consummated an initial public offering (the "IPO") of 850,000 shares of its common stock, resulting in net proceeds to the Company of approximately $3.2 million.

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

Results of Operations

     Net sales for the three months ended September 30, 1997 increased by $1,598,365 to $2,950,086 compared to net sales of $1,351,721 for the three months ended September 30, 1996. This increase is due to increases in the number of unit-sales of NexDisplay 4 and NexDisplay LC systems. During the three months ended September 30, 1997, the Company sold 1,006 NexDisplay 4 and 591 NexDisplay LC systems to 119 customers compared to sales of 745 NexDisplay 4 systems to 53 customers for the three months ended September 30, 1996.

     Gross margin was 23.1% for the three months ended September 30, 1997 compared to 22.4% for the three months ended September 30, 1996. The increase in gross margin was due to product mix and the return of the manufacturing process back to the Company's manufacturing facility. Commencing July 1996, substantially all of the Company's manufacturing and assembly process was being performed by outside contractors. In December 1996, management concluded that such outsourcing of the final test and assembly of the NexDisplay-4 was not conducive to the short lead times demanded by the market. Therefore, the Company returned the assembly process back to its manufacturing facility. Management anticipates further decreases in the cost per unit as the Company's sales continue to increase, due primarily to reductions in prices from the Company's suppliers and contract manufacturers resulting from the increased volume of purchases being made by the Company.

     Research and development expenses for the three months ended September 30, 1997 increased by $83,674 to $137,238 compared to research and development expenses of $53,564 for the three months ended September 30, 1996. Such expenses consisted primarily of payroll and related expenses. Management anticipates a continued increase in product development costs primarily due to the anticipated introduction of several product enhancements and new products as described above.

     Sales and marketing expenses for the three months ended September 30, 1997 increased by $90,648 to $147,513 compared to sales and marketing expenses of $56,865 for the three months ended September 30, 1996. Such expenses consisted primarily of payroll and travel costs. Management anticipates that such expenses will continue to increase as the Company implements its strategy to expand its product line, distribution network and markets.

     General and administrative expenses for the three months ended September 30, 1997 increased by $232,506 to $374,673 compared to general and administrative expenses of $142,167 for the three months ended September 30, 1996. The increase consisted primarily of increased payroll costs, increased facility costs due to expansion and costs associated with being a public company. Management anticipates that such expenses will not increase as a percentage of net sales.

     Interest expense for the three months ended September 30, 1997 decreased by $151,108 to $1,842 compared to interest expense of $152,950 for the three months ended September 30, 1996. The decrease is due to a reduction in interest-bearing debt and the inclusion of interest expense for the three months ended September 30, 1996 of $113,230 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense was attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.

     A provision for federal and state income taxes was not required since the Company retains the benefit of net operating loss carryovers from the two previous years.

Liquidity and Capital Resources

     On November 1, 1996, the Company completed its IPO of 850,000 shares of its common stock at $5 per share, netting proceeds to the Company of approximately $3.2 million. A portion of the proceeds was used to repay debt of approximately $745,000 and for general corporate purposes. The remaining proceeds were used to build the Company's infrastructure and for working capital.

     As of September 30, 1997, the Company had a cash balance of $628,765 and working capital of $3,081,655

     During the three months ended September 30, 1997, the Company's primary source of liquidity has been from operations. Cash provided by operating activities for the three months ended September 30, 1997 amounted to $159,454 compared to cash used in operating activities of $300,602 for the three months ended September 30, 1996. Cash provided by operating activities during the three months ended September 30, 1997 consisted of significant collections of accounts receivable partially offset by a reduction in accounts payable.

     Cash used in investing activities for the three months ended September 30, 1997 amounted to $88,256 and consisted primarily of purchases of property and equipment.

     Cash used in financing activities for the three months ended September 30, 1997 amounted to $128,600. The Company received $71,400 from the exercise of employee stock options and repaid $200,000 under the line of credit.

     The Company has a line of credit with a financial institution expiring on December 15, 1997 providing for borrowings of up to 80% of eligible accounts receivable (as defined) with monthly interest based upon the prime rate of the financial institution. As of September 30, 1997, there were no borrowings outstanding and there was approximately $1,242,000 available for future borrowings. The Company is currently negotiating an extension of the line of credit, although there can be no assurances that such extension will be obtained.

     The Company believes that it has adequate financial resources to meet its future liquidity and capital requirements for at least the next nine months.


Part II.   Other Information

Item 2.   Changes in Securities and Use of Proceeds.
          The Company's report on Form SR filed with the Securities and Exchange Commission on August 6, 1997 is hereby incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  27.1   Financial Data Schedule in accordance with Article 5 of Regulation
     S-X.

(b) No reports on Form 8-K were filed during the three months ended September 30, 1997.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Javelin Systems, Inc.



      November 14, 1997             /s/ Richard P. Stack
----------------------------        -------------------------------------
            Date                    Richard P. Stack
                                    Chief Executive Officer
                                    and President


      November 14, 1997             /s/ Lawrence W. McCorkle
----------------------------        -------------------------------------
            Date                    Lawrence W. McCorkle
                                    Controller
                                    (Principal Accounting and Financial Officer)

                                 EXHIBIT INDEX
                                 -------------


   27.1  Financial Data Schedule in accordance with Article 5 of Regulation S-X.