Form 10QSB
period 1997-12-31
JAVELIN SYSTEMS INC
filed 1998-02-12
CIK 1021917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

              [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

           [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

                                      N/A
    -----------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
                                 Last Report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                    Date                    Outstanding
Common Stock, $.01 par value       January 31, 1998               4,034,650

Transitional Small Business Disclosure Format (check one):
Yes [_]  No  [X]

Part I.   Financial Information

Item 1.   Financial Statements (1)

                             JAVELIN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,     June 30,
                                                         1997           1997*
                                                     ------------   ------------
                                                      (unaudited)
ASSETS
Current assets:
 Cash                                                $ 1,190,290     $  686,167
 Accounts receivable--net                              4,835,367      2,470,591
 Inventories                                           3,419,508      1,674,097
 Other current assets                                    195,048         46,535
                                                     -----------     ----------
  Total current assets                                 9,640,213      4,877,390

 Property and equipment, net                             725,272        295,519
 Excess of cost over net assets of purchased
  businesses                                           5,556,286
 Other assets, net                                        76,160         30,101
                                                     -----------     ----------
  Total assets                                       $15,997,931     $5,203,010
                                                     ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Line of credit                                     $ 1,368,755     $  200,000
  Accounts payable                                     2,649,427      1,503,825
  Accrued expenses                                       398,189
  Loans payable to shareholders                          262,284
  Customer deposits                                    1,605,791
  Income taxes payable                                    65,786        144,732
                                                     -----------     ----------
     Total current liabilities                         6,350,232      1,848,557
                                                     -----------     ----------
  Deferred rent expense                                    3,177            --

Stockholders' equity:
  Preferred stock, $0.01 par value: authorized
   shares--1,000,000; issued and outstanding
   shares--none
  Common stock, $.01 par value: authorized
   shares--10,000,000; issued and outstanding
   shares-3,119,250 at June 30, 1997 and
   4,034,650 at December 31, 1997                         40,347         31,193
  Additional paid in capital                          10,430,912      4,295,291
  Deferred compensation                                  (59,259)       (90,803)
  Accumulated deficit                                   (767,478)      (881,228)
                                                     -----------     ----------
   Total stockholders' equity                          9,644,522      3,354,453
                                                     -----------     ----------
   Total liabilities and stockholders' equity        $15,997,931     $5,203,010
                                                     ===========     ==========

* The balance sheet at June 30, 1997 has been derived from audited financial statements

(1) See Note 1 for filing of financial statements required by Item 310(b) of Regulation S-B.

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                Three Months Ended         Six Months Ended
                                   December 31,              December 31,
                              -------------------------------------------------
                                 1997         1996         1997         1996
                              ----------   ----------   ----------   ----------
Net sales                     $4,452,249   $1,283,527   $7,402,335   $2,635,249
Cost of sales                  3,427,525    1,029,555    5,696,306    2,078,156
                              ----------   ----------   ----------   ----------
Gross profit                   1,024,724      253,972    1,706,029      557,093

Operating expenses:
  Research and development       169,486       86,080      306,725      139,644
  Selling and marketing          261,311       95,810      408,824      152,675
  General and administrative     448,156      216,743      822,829      358,910
                              ----------   ----------   ----------   ----------
Total operating expenses         878,953      398,633    1,538,378      651,229
                              ----------   ----------   ----------   ----------

Operating income (loss)          145,771     (144,661)     167,651      (94,136)
Interest expense                  (6,918)    (551,509)      (8,760)    (704,459)
Other income                       8,894                     6,054
Interest income                    4,020        6,378        7,994        6,378
                              ----------   ----------   ----------   ----------
Net income (loss) before
 income taxes                    151,767     (689,792)     172,939     (792,217)
Provision for income taxes        59,189                    59,189
                              ----------   ----------   ----------   ----------
Net income (loss)             $   92,578   $ (689,792)  $  113,750   $ (792,217)
                              ==========   ==========   ==========   ==========

Earnings (loss) per common
 share:
  Basic                       $     0.03   $    (0.26)  $     0.04   $    (0.33)
                              ==========   ==========   ==========   ==========
  Diluted                     $     0.03   $    (0.26)  $     0.03   $    (0.33)
                              ==========   ==========   ==========   ==========

Shares used in computing
 Earnings (loss) per share:
  Basic                        3,234,541    2,670,917    3,182,328    2,387,583
                              ==========   ==========   ==========   ==========
  Diluted                      3,328,680    2,670,917    3,304,206    2,387,583
                              ==========   ==========   ==========   ==========

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Six Months Ended
                                                             December 31,
                                                         1997           1996
                                                     ------------   ------------
Operating Activities
Net income (loss)                                    $   113,750    $  (792,217)
Adjustments to reconcile net loss to net cash used
  in operating activities:
 Depreciation and amortization                            52,405          9,988
 Amortization of deferred charge related to
  warrants                                                              636,097
 Amortization of deferred compensation                    31,545         31,833
 Loss on disposal of assets                                2,841
 Deferred rent expense                                     3,177
 Income tax benefit from exercise of stock options        59,155
 Non-cash allowances                                     125,000
 Changes in operating assets and liabilities:
   Accounts receivable                                (1,224,252)      (438,193)
   Inventories                                          (167,221)    (1,495,298)
   Other current assets                                 (293,503)       (56,655)
   Accounts payable                                      487,149         26,909
   Accrued expenses                                      (35,029)        15,646
                                                     -----------    -----------
  Net cash used in operating activities                 (844,983)    (2,061,890)
                                                     -----------    -----------
Investing Activities
 Purchase of equipment                                  (180,112)       (59,697)
 Cash received from purchased businesses                 665,102
 Other assets                                             (7,284)
                                                     -----------    -----------
 Net cash provided by (used in) investing activities     477,706        (59,697)
                                                     -----------    -----------
Financing Activities
 Net payments under line of credit                       800,000       (206,552)
 Proceeds from issuance of notes payable                                585,000
 Re-payment of notes payable                                           (745,000)
 Net proceeds from initial public offering                            3,243,913
 Exercise of stock options                                71,400
                                                     -----------    -----------
  Net cash provided by financing activities              871,400      2,877,361
                                                     -----------    -----------
Increase in cash and cash equivalents                    504,123        755,774
 Cash and cash equivalents at beginning of period        686,167          6,404
                                                     -----------    -----------
 Cash and cash equivalents at end of period          $ 1,190,290    $   762,178
                                                     ===========    ===========

Supplemental disclosure of cash flow information
 Income tax paid                                     $       --     $       --
                                                     ===========    ===========
 Interest paid                                       $     6,918    $    68,362
                                                     ===========    ===========

Supplemental disclosure of non-cash financing
 and investing activities:
See Note 3 for the acquisition of business in exchange for 895,000 shares of the Company's common stock

See accompanying notes.

                             JAVELIN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


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

     In December 1997, the Company acquired all of the outstanding common stock of POSNET Computers, Inc. and CCI Group, Inc. as described in Note 3. The Company has filed with the Commission a Form 8-K with respect to each acquisition. As permitted by Section (a)(4) of Item 7 of Form 8-K, the Company will file the financial statements required by Item 310(b) of Regulation S-B no later than 60 days after the date that the initial report on Form 8-K was required to be filed.

Basis of Presentation

     The accompanying financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of the results for the full year. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 filed with the SEC.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the accompanying financial statements. Actual results could differ from these estimates.

Principles of consolidation

     The consolidated balance sheet as of December 31, 1997 includes the accounts of the Company and of its wholly-owned subsidiaries (see Note 3). All significant intercompany balances have been eliminated. The results of operations of the wholly-owned subsidiaries will be included with the results of operations of the Company beginning in January 1998.

Inventories

     Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                                    December 31,     June 30,
                                                        1997           1997
                                                    ------------   ------------
            Raw materials                            $3,333,411     $1,525,653
            Finished goods                               86,097        148,444
                                                     ----------     ----------
                                                     $3,419,508     $1,674,097
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

     Revenue from the installation of products will be recognized upon the completion of the installation of the product as acknowledged by the customer.

     Service contract revenues will be recognized on a pro rata basis over the term of the related contract.

Excess of Cost over Net Assets of Purchased Businesses

     Assets and liabilities related to business combinations accounted for as purchase transactions are recorded at their respective fair values. The excess of cost over net assets of purchased businesses is amortized on a straight-line basis over 25 years. Long-lived assets are reviewed for impairment whenever events and changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying value.

Earnings (loss) per Common Share

     The Financial Accounting Standards Board issued SFAS 128 Earnings per Share ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS 128 in the quarter ended December 31, 1997 and has restated all previously reported per share amounts to conform to the new presentation.

     Diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents were not included in the computation of diluted loss per common share since their effect would have been anti-dilutive.

     A reconciliation of the basic and diluted EPS for the three and six months ended December 31, 1997 is as follows:

                                    Three Months Ended      Six Months Ended
                                     December 31, 1997      December 31, 1997
                                    BASIC      DILUTED      BASIC      DILUTED

Net income (loss)                 $  92,578   $  92,578   $ 113,750   $ 113,750
                                  =========   =========   =========   =========
Weighted average common shares
 outstanding                      3,234,541   3,234,541   3,182,328   3,182,328
Additional shares due to
 potential exercise of stock
 options                                         94,139                 121,878
                                  ---------   ---------   ---------   ---------
Weighted average common shares
 outstanding                      3,234,541   3,328,680   3,182,328   3,304,206
                                  =========   =========   =========   =========
Earnings per share                $    0.03   $    0.03   $    0.04   $    0.03
                                  =========   =========   =========   =========

2.  Line of Credit

     The Company has a line of credit with a financial institution expiring February 15, 1998 under which it may borrow up to 75% of the Company's eligible accounts receivable (as defined) with monthly interest based upon the prime rate of a national financial institution. Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of December 31, 1997, borrowings outstanding under the line amounted to $1,000,000 with $500,000 available for future borrowings.

     The Company's subsidiaries have lines of credit which allow borrowings of up to $1,200,000. As of December 31, 1997, borrowings outstanding under these lines amounted to $368,755. Such lines of credit may be terminated in the three months ending March 31, 1998.

3.  Acquisitions

     In December 1997, the Company acquired all of the outstanding capital stock of POSNET Computers, Inc. ("POSNET"). POSNET sells, installs and maintains POS systems and turnkey retail automation systems. The purchase price for the POSNET capital stock consisted of 225,000 shares of the Company's common stock. The company may be required to issue an additional 75,000 shares of its common stock in 1998 and shares of its common stock with a market value of $500,000 in each of 1999 and 2000 based upon the cumulative net profits of POSNET during the three years ending December 31, 2000. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of POSNET will be included with those of the Company commencing on January 1, 1998. The puchase price of $1,586,250 (including acquisition costs of approximately $67,500) resulted in excess of acquisition costs over net assets of approximately $1,712,500. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 25 years.

     In December 1997, the Company acquired all of the outstanding capital stock of CCI Group, Inc. ("CCI"). CCI sells, installs and maintains POS systems and turnkey retail automation systems. The purchase price for the CCI capital stock consisted of 670,000 shares of the Company's common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of CCI will be included with those of the Company commencing on January 1, 1998. The purchase price of $4,448,000 (including costs of acquisition of $82,500) resulted in excess of acquisition costs over net assets of approximately $3,843,800. Such excess is being amortized on a straight-line basis over 25 years.

Cash received in connection with the Company's purchase acquisitions is as follows:

     Fair value of assets acquired       $9,152,108
     Less liabilities assumed             3,932,991
     Less stock issued to sellers         5,884,219
                                         ----------

     Cash received                       $  665,102
                                         ==========

4.  Stockholders' Equity

     Common Stock

     During the six months ended December 31, 1997, the Company issued 895,000 shares of its common stock in connection with the acquisitions described in Note 3 and 20,400 shares of common stock upon the exercise of stock options with a weighted average exercise price of $3.50 per share.

     Income tax benefits from the exercise of the stock options of approximately $59,000 has been credited to additional paid-in capital in the accompanying consolidated balance sheet.

     Stock Option Plan

     The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of the underlying stock on the date of grant. Stock based compensation expense is deferred and amortized over the life of the stock option. During the six months ended December 31, 1997, the Company recognized $31,545 in stock based compensation expense.

     In August 1996, the Company adopted a stock incentive award plan ( the "Plan") under which the Board of Directors, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options vest over a 3 year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expire five years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees. During the six months ended December 31, 1997, options to purchase 44,000 shares of common stock were granted to employees at fair market value on the date of grant. The weighted average exercise price of such options was $7.18.

     In December 1997, the stockholders approved at the Company's annual meeting the Company's 1997 Equity Incentive Plan (the "Plan") under which the Board of Directors, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options vest 20% per year over a 5 year period. All options expire ten years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees. During the six months ended December 31, 1997, options to purchase 265,000 shares of common stock were granted at fair market value on the date of grant. The weighted average exercise price of such options was $8.69.

Item 2.   Management's Discussion and Analysis or Plan of Operation


Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Javelin Systems, Inc. (the "Company") designs, develops, markets and sells open system touch screen POS computers primarily for the foodservice industry.

  The following discussion and analysis addresses the results of the Company's operations for the three and six month periods ended December 31, 1997. On November 1, 1996 the Company consummated an initial public offering (the "IPO") of 850,000 shares of its common stock, resulting in net proceeds to the Company of approximately $3.2 million. In December 1997, the Company acquired all of the outstanding capital stock of POSNET Computers, Inc. and CCI Group, Inc. The acquisitions have been accounted for by the purchase method, and accordingly, the operations of the subsidiaries will be included with the operations of the Company commencing in January 1998.

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

  Assumptions relating to the forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

Three months ended December 31, 1997 as compared to three months ended December 31, 1996


  Net sales for the three months ended December 31, 1997 increased by $3,168,722 to $4,452,249 compared to net sales of $1,283,527 for the three months ended December 31, 1996. These increases are due to increases in the number of unit-sales of NexDisplay 4 and NexDisplay LC systems. During the three months ended December 31, 1997, the Company sold 1,169 NexDisplay 4 and 1,304 NexDisplay LC systems to 96 customers compared to sales of 780 NexDisplay 4 systems to 64 customers for the three months ended December 31, 1996.

  Gross margin was 23% for the three months ended December 31, 1997 as compared to a gross margin of 19.8% for the three months ended December 31, 1996. The increase in gross margin was due to product mix and the return of the manufacturing process back to the Company's manufacturing facility. Commencing July 1996, substantially all of the Company's manufacturing and assembly process was being performed by outside contractors. In December 1996, management concluded that such outsourcing of the final test and assembly of the NexDisplay-4 was not conducive to the short lead times demanded by the market. Therefore, the Company returned the assembly process back to its corporate warehouse. Management believes that responsiveness, quality, and profitability have improved because of this change. The Company continues to evaluate outsourcing partners who may be able to offer the responsiveness required. Furthermore, management anticipates further decreases in the cost per unit as the Company's sales continue to increase, due primarily to reductions in prices from the Company's suppliers and contract manufacturers resulting from increased volume of purchases by the Company.

  Research and development expenses for the three months ended December 31, 1997 increased by $83,406 to $169,486 compared to research and development expenses of $86,080 for the three months ended December 31, 1996. Such expenses consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in research and development costs primarily due to the anticipated introduction of several product enhancements and new products.

  Selling and marketing expenses for the three months ended December 31, 1997 increased by $165,501 to $261,311 compared to selling and marketing expenses of $95,810 for the three months ended December 31, 1996. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs. Management anticipates that such expenses will continue to increase as the Company implements its strategy to expand its product line, distribution network and markets.

     General and administrative expenses for the three months ended December 31, 1997 increased by $231,413 to $448,156 compared to general and administrative expenses of $216,743 for the three months ended December 31, 1996. Such expenses consisted primarily of payroll costs, professional services, utilities, supplies and rent. The increase consisted primarily of increased payroll costs, increased facility costs due to expansion and costs associated with being a public company. Management anticipates that in the future these expenses will not increase significantly as a percentage of sales.

     Interest expense for the three months ended December 31, 1997 decreased by $544,591 to $6,918 compared to interest expense of $551,509 for the three months ended December 31, 1996. The decrease is due to a reduction in interest-bearing debt and inclusion of interest expense for the three months ended December 31, 1996 of $522,867 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense is attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.

     A provision for federal and state income taxes of $59,189 was required for the three months ended December 31, 1997 since the Company incurred taxable income while no provision was required for the three months ended December 31, 1996 as the Company incurred a net taxable loss for that period.


Six months ended December 31, 1997 as compared to six months ended December 31, 1996

     Net sales for the six months ended December 31, 1997 increased by $4,767,086 to $7,402,355 compared to net sales of $2,635,249 for the six months ended December 31, 1996. These increases are due to increases in the number of unit-sales of NexDisplay 4 and NexDisplay LC systems. During the six months ended December 31, 1997, the Company sold 2,175 NexDisplay 4 and 1,895 NexDisplay LC systems to 148 customers compared to sales of 2,311 NexDisplay 4 systems to 77 customers for the six months ended December 31, 1996.

     Gross margin was 23% for the six months ended December 31, 1997 as compared to gross margin of 21.1% for the six months ended December 31, 1996. The increase in gross margin was due to product mix and the return of the manufacturing process back to the Company's manufacturing facility. Commencing July 1996, substantially all of the Company's manufacturing and assembly process was being performed by outside contractors. In December 1996, management concluded that such outsourcing of the final test and assembly of the NexDisplay-4 was not conducive to the short lead times demanded by the market. Therefore, the Company returned the assembly process back to its corporate warehouse. Management believes that responsiveness, quality, and profitability have improved because of this change. The Company continues to evaluate outsourcing partners who may be able to offer the responsiveness required. Furthermore, management anticipates further decreases in the cost per unit as the Company's sales continue to increase, due primarily to reductions in prices from the Company's suppliers and contract manufacturers resulting from increased volume of purchases by the Company.

     Research and development expenses for the six months ended December 31, 1997 increased by $167,081 to $306,725 compared to research and development expenses of $139,644 for the six months ended December 31, 1996. Such expenses consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in research and development costs primarily due to the anticipated introduction of several product enhancements and new products.

     Selling and marketing expenses for the six months ended December 31, 1997 increased by $256,149 to $408,824 compared to selling and marketing expenses of $152,675 for the six months ended December 31, 1996. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs. Management anticipates that such expenses will continue to increase as the Company implements its strategy to expand its product line, distribution network and markets.

     General and administrative expenses for the six months ended December 31, 1997 increased by $463,918 to $822,828 compared to general and administrative expenses of $358,910 for the six months ended December 31, 1996. Such expenses consisted primarily of payroll costs, professional services, utilities, supplies and rent. The increase consisted primarily of increased payroll costs, increased facility costs due to expansion and costs associated with being a public company. Management anticipates that in the future these expenses will not increase significantly as a percentage of sales.

     Interest expense for the six months ended December 31, 1997 decreased by $695,699 to $8,760 compared to interest expense of $704,459 for the six months ended December 31, 1996. The decrease is due to a reduction in interest-bearing debt and inclusion of interest expense for the six months ended December 31, 1996 of $636,097 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense is attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.

     A provision for federal and state income taxes of $59,189 was required for the six months ended December 31, 1997 since the Company incurred taxable income while no provision was required for the six months ended December 31, 1996 as the Company incurred a net taxable loss for that period.

Liquidity and Capital Resources


     As of December 31, 1997, the Company had a cash balance of $1,190,290 and working capital of $3,289,981.

     Cash used in operating activities for the six months ended December 31, 1997 totaled $844,983 and consisted primarily of investments in trade receivables. Cash provided by investing activities for the six months ended December 31, 1997 totaled $477,706 and resulted primarily from cash received in connection with the acquisitions. Cash provided by financing activities for the six months ended December 31, 1997 totaled $871,400 and consisted primarily of net borrowings under the line of credit. The Company has obtained a line of credit providing for borrowings of up to 75% of eligible accounts receivable (as defined) bearing interest at the prime rate. As of December 31, 1997, borrowings available under the line of credit amounted to approximately $500,000.

     The Company believes that it has adequate financial resources to meet its reasonably foreseeable future liquidity and capital requirements.


Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds

     Recent Sales of Unregistered Securities. Since October 1, 1997, the Company has sold and issued the following securities which were not registered under the Securities Act:

     (1) On December 19, 1997, the Company issued 225,000 shares of its Common Stock to the former shareholders of POSNET Computers, Inc. ("POSNET") in exchange for all of the outstanding shares of capital stock of POSNET. On December 22, 1997, the Company issued 670,000 shares of its Common Stock to the former shareholders of CCI Group, Inc. ("CCI") in exchange for all of the outstanding shares of capital stock of CCI. The total number of shares of Common Stock issued to the former shareholders of POSNET and CCI are collectively referred to herein as the "Shares". The Company did not engage the services of any underwriter in connection with the issuances of the Shares. The sale and issuance of the Shares were deemed to be exempt under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder. The Company's reliance on such exemptions was based, in part, on the representations made by the holders of capital stock of POSNET and CCI.

Item 4.   Submissions of Matters to a Vote of Security Holders

     (a) The 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on December 12, 1997.

     (b) The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting of each such matter:

     (1)  For the election of the following nominee as director:

                                            Withheld Authority or

                                For             or Against
                             2,937,226              9,000

     (2)  To approve the Company's Equity Incentive Plan

             For       Against       Abstained       Non-votes
          2,342,445    38,700          6,200          558,881

     (3) To ratify the selection of Ernst & Young LLP as independent auditors of the Company for its fiscal year ending June 30, 1998


             For       Against       Abstained       Non-votes
          2,904,826    36,000          5,400

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits
     2.1   Plan of Reorganization and Stock Purchase Agreement dated December
           22, 1997 by and among Javelin Systems, Inc., CCI Group, Inc., Robert
           Nichols, Robert Hess, Melissa Sobo and Renee Virol. (1)

     2.2   Stock Purchase Agreement dated December 19, 1997 among Javelin
           Systems, Inc., POSNET Computers, Inc., Mark LeMay and all of the shareholders of POSNET Computers, Inc. (2)

     3.1 Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration
           Statement on Form SB-2 filed with the Securities and Exchange
           Commission (the "SEC") on August 30, 1996 (the "Form SB-2")).

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

     3.4 Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit No. 3.4 to Amendment No. 1 to the Form SB-2).

     4.1 Form of Representative's Warrant Agreement by and between the Registrant and Meridien Capital Group, Inc. (incorporated by reference to Exhibit No. 4.1 to Amendment No. 2 to Form SB-2 filed with the SEC on October 25, 1996 (the "Amendment No. 2 to Form SB-
           2)).

     4.2   Form of Certificate evidencing shares of Registrant's common stock
           (incorporated by reference to Exhibit No. 4.2 to Amendment No. 1 to
           Form SB-2).

    27.1   Financial Data Schedule in accordance with Article 5 of Regulation
           SX.


(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K under Item 2 of such form dated December 30, 1997 for the acquisition of POSNET Computers, Inc. and a report on Form 8-K under Item 2 of such form dated January 5, 1998 for the acquisition of CCI Group, Inc.


           (1) Filed as Exhibit 2.1 to the Company's current Report on Form 8-K filed with the Commission on January 5, 1998 and incorporated herein.

           (2) Filed as Exhibit 2.1 to the Company's current Report on Form 8-K filed with the Commission on December 31, 1997 and incorporated herein.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Javelin Systems, Inc.



   February 13, 1998
-----------------------             -----------------------
        Date                        Richard P. Stack
                                    Chief Executive Officer
                                    and President



   February 13, 1998
-----------------------             -----------------------
        Date                        Horace Hertz
                                    Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------


27.1  Financial Data Schedule in accordance with Article 5 of Regulation SX.