Form 10QSB
period 1998-03-31
JAVELIN SYSTEMS INC
filed 1998-05-12
CIK 1021917

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

           [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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

                                      N/A
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                Date                    Outstanding

Common Stock, $.01 par value     April 30, 1998               4,034,650

Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]

Part I.   Financial Information

Item 1.   Financial Statements

                             JAVELIN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,     June 30,
                                                          1998          1997*
                                                       -----------   ----------
                                                       (unaudited)
ASSETS
Current assets:
 Cash                                                  $             $  686,167
 Accounts receivable--net                                5,472,162    2,470,591
 Inventories                                             5,256,359    1,674,097
 Other current assets                                      184,595       46,535
                                                       -----------   ----------
  Total current assets                                  10,913,116    4,877,390

 Property and equipment, net                               940,249      295,519
 Excess of cost over net assets of purchased
  businesses                                             5,792,384
 Other assets, net                                         100,678       30,101
                                                       -----------   ----------
  Total assets                                         $17,746,427   $5,203,010
                                                       ===========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Line of credit                                       $ 1,565,000   $  200,000
  Accounts payable                                       4,026,079    1,503,825
  Accrued expenses                                       1,053,527
  Customer deposits                                        949,728
  Income taxes payable                                     269,428      144,732
                                                       -----------   ----------
     Total current liabilities                           7,863,762    1,848,557
                                                       -----------   ----------
  Deferred rent expense                                      4,765          --
                                                       -----------   ----------

 Stockholders' equity:
  Preferred stock, $0.01 par value: authorized
   shares--1,000,000; issued and outstanding
   shares--none
  Common stock, $.01 par value: authorized
   shares--10,000,000; issued and outstanding
   shares--3,119,250 at June 30, 1997 and
   4,034,650 at March 31, 1998                              40,347       31,193
  Additional paid in capital                            10,300,911    4,295,291
  Deferred compensation                                    (49,246)     (90,803)
  Accumulated deficit                                     (414,112)    (881,228)
                                                       -----------   ----------
   Total stockholders' equity                            9,877,900    3,354,453
                                                       -----------   ----------
   Total liabilities and stockholders' equity          $17,746,427   $5,203,010
                                                       ===========   ==========

* The balance sheet at June 30, 1997 has been derived from audited financial statements

                             JAVELIN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)



                                            Three Months Ended         Nine Months Ended
                                                 March 31,                 March 31,
                                         ------------------------   ------------------------
                                             1998         1997          1998         1997
                                         -----------   ----------   -----------   ----------
Revenues:
  Hardware and related software          $ 9,357,483   $1,694,592   $16,759,818   $4,329,842
  Services                                 1,285,966                  1,285,966
                                         -----------   ----------   -----------   ----------
Total revenues                            10,643,449    1,694,592    18,045,784    4,329,842
                                         -----------   ----------   -----------   ----------

Cost of sales
  Hardware and related software            6,864,135    1,313,210    12,560,441    3,389,932
  Services                                   891,720                    891,720
                                         -----------   ----------   -----------   ----------
Total cost of sales                        7,755,855    1,313,210    13,452,161    3,389,932
                                         -----------   ----------   -----------   ----------
Gross profit                               2,887,594      381,382     4,593,623      939,910
                                         -----------   ----------   -----------   ----------

Operating expenses:
    Research and development                 250,119      119,778       556,844      259,422
    Selling and marketing                    438,053      107,981       806,877      264,361
    General and administrative             1,581,699      214,214     2,444,528      570,854
                                         -----------   ----------   -----------   ----------
Total operating expenses                   2,269,871      441,973     3,808,249    1,094,637
                                         -----------   ----------   -----------   ----------

Operating income (loss)                      617,723      (60,591)      785,374     (154,727)
Interest expense                             (26,833)        (903)      (35,593)    (705,362)
Other income                                  23,188                     29,242
Interest income                                2,243        4,068        10,237       10,446
                                         -----------   ----------   -----------   ----------
Net income (loss) before income taxes        616,321      (57,426)      789,260     (849,643)
Provision for income taxes                   262,955                    322,144
                                         -----------   ----------   -----------   ----------
Net income (loss)                        $   353,366   $  (57,426)  $   467,116   $ (849,643)
                                         ===========   ==========   ===========   ==========

Earnings (loss) per common share:
      Basic                              $      0.09   $    (0.02)  $      0.13        (0.33)
                                         ===========   ==========   ===========   ==========
      Diluted                            $      0.09   $    (0.02)  $      0.13        (0.33)
                                         ===========   ==========   ===========   ==========

Shares used in computing
   Earnings (loss) per share:
      Basic                                4,034,650    2,954,250     3,466,436   2,576,472
                                         ===========   ==========   ===========   =========
      Diluted                              4,115,291    2,954,250     3,574,567   2,576,472
                                         ===========   ==========   ===========   =========

                             JAVELIN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                          Nine Months Ended
                                                              March 31,
                                                         1998          1997
                                                      -----------   -----------
Operating Activities
Net income (loss)                                     $   467,116   $  (849,643)
Adjustments to reconcile net loss to net cash used
    in operating activities:
 Depreciation and amortization                            121,940        21,855
 Amortization of goodwill                                  57,923
 Amortization of deferred charge related to warrants                    636,097
 Amortization of deferred compensation                     41,557        72,199
 Loss on disposal of assets                                 2,841
 Deferred rent expense                                      4,765
 Income tax benefit from exercise of stock options         59,155
 Non-cash allowances                                      764,000
 Changes in operating assets and liabilities:
       Accounts receivable                             (1,894,047)     (990,279)
       Inventories                                     (2,004,072)   (1,020,966)
       Other current assets                              (326,663)      (36,796)
       Accounts payable                                 1,673,041       (42,155)
       Accrued expenses                                   (28,693)       30,920
     Customer deposits                                   (693,665)
     Income taxes payable                                  61,375
                                                      -----------   -----------
  Net cash used in operating activities                (1,693,427)   (2,178,768)
                                                      -----------   -----------
Investing Activities
 Purchase of equipment                                   (486,086)     (172,518)
   Cash received from purchased businesses                699,832
   Other assets                                           (44,453)
                                                      -----------   -----------
   Net cash provided by (used in) investing
    activities                                            169,293      (172,518)
                                                      -----------   -----------
Financing Activities
 Net payments under line of credit                        996,245      (106,552)
 Proceeds from issuance of notes payable                                585,000
 Re-payment of notes payable                             (229,678)     (745,000)
 Net proceeds from initial public offering                            3,241,992
 Exercise of stock options                                 71,400
                                                      -----------   -----------
  Net cash provided by financing activities               837,967     2,975,440
                                                      -----------   -----------
Increase in cash and cash equivalents                    (686,167)      624,154
 Cash and cash equivalents at beginning of period         686,167         6,404
                                                      -----------   -----------
 Cash and cash equivalents at end of period           $       --    $   630,558
                                                      ===========   ===========

Supplemental disclosure of cash flow information
 Income tax paid                                      $       --    $       --
                                                      ===========   ===========
 Interest paid                                        $    33,751   $    69,625
                                                      ===========   ===========

Supplemental disclosure of non-cash financing
 and investing activities:
See Note 3 for the acquisition of business in exchange for 895,000 shares of the Company's common stock.

                             JAVELIN SYSTEMS, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                 For the period July 1, 1997 to March 31, 1998


                                              ADDITIONAL
                              COMMON           PAID-IN       DEFERRED     ACCUMULATED
                              STOCK            CAPITAL     COMPENSATION     DEFICIT
-------------------------------------------------------------------------------------
                        SHARES      AMOUNT
-------------------------------------------------------------------------------------
Balance at July 1,     3,119,250   $31,193   $ 4,295,291     $(90,803)     $(881,228)
 1997
-------------------------------------------------------------------------------------
Exercise of stock
 options                  20,400       204        71,196
-------------------------------------------------------------------------------------
Issuance of shares
 for acquisitions
 (see Note 3)            895,000     8,950     5,875,269
-------------------------------------------------------------------------------------
Income tax benefit
 resulting from
 the exercise of
 stock options                                    59,155
-------------------------------------------------------------------------------------
Amortization of
 deferred                                                      41,557
 compensation
-------------------------------------------------------------------------------------
Net income for the
 period July 1, 1997                                                         467,116
 to March 31, 1998
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

Balance at March 31,
 1998                  4,034,650    40,347    10,300,911      (49,246)      (414,112)
-------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------

                             JAVELIN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


1.  Summary of Significant Accounting Policies

General

     Javelin Systems, Inc. (the "Company") was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. The Company designs, develops, markets and sells open systems touch screen point-of-sale ("POS") computers.

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

Principles of consolidation

     The consolidated financial statements for the quarter ended March 31, 1998 include the accounts of the Company and of its wholly-owned subsidiaries acquired in December 1997 (see Note 3). All significant intercompany transactions and balances have been eliminated. The results of operations of the wholly-owned subsidiaries have been included with the results of operations of the Company beginning in January 1998.

Inventories

     Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                     March 31,          June 30,
                                       1998               1997
                                     ----------        ----------
          Raw materials              $2,569,542        $1,525,653
          Work-in-Process               107,937
          Finished goods              2,578,880           148,444
                                     ----------        ----------

                                     $5,256,359        $1,674,097
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

     A reconciliation of the basic and diluted EPS for the three and six months ended March 31, 1998 is as follows:

--------------------------------------------------------------------------------
                                    Three Months Ended      Nine Months Ended
                                      March 31, 1998          March 31, 1998
--------------------------------------------------------------------------------
                                    BASIC      DILUTED     BASIC        DILUTED
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net income (loss)                 $ 353,366   $ 353,366   $ 467,116   $ 467,116
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Weighted average common shares
 outstanding                      4,034,650   4,034,650   3,466,436   3,466,436
--------------------------------------------------------------------------------
Additional shares due to
 potential exercise of stock
 options                                         80,641                 108,131
--------------------------------------------------------------------------------
Weighted average common shares
 outstanding                      4,034,650   4,115,291   3,466,436   3,574,567
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Earnings per share                $    0.09        0.09        0.13        0.13
--------------------------------------------------------------------------------

2.  Line of Credit

     The Company has a line of credit with a financial institution expiring December 31, 1998 under which it may borrow up to 75% of the Company's eligible accounts receivable (as defined) with monthly interest based upon the prime rate of a national financial institution. Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of March 31, 1998, borrowings outstanding under the line amounted to $1,200,000 with $500,000 available for future borrowings.

     The Company's subsidiaries have lines of credit which allow borrowings of up to $365,000. As of March 31, 1998, borrowings outstanding under these lines amounted to $365,000. Such lines of credit will be terminated in the three months ending June 30, 1998.

3.  Acquisitions

     In December 1997, the Company acquired all of the outstanding capital stock of POSNET Computers, Inc. ("POSNET"). POSNET sells, installs and maintains POS systems and turnkey retail automation systems. The purchase price for the POSNET capital stock consisted of 225,000 shares of the Company's common stock. The company may be required to issue an additional 75,000 shares of its common stock in 1998 and shares of its common stock with a market value of $500,000 in each of 1999 and 2000 based upon the cumulative net profits of POSNET during the three years ending December 31, 2000. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of POSNET have been included with those of the Company commencing on January 1, 1998. The purchase price of $1,589,150 (including acquisition costs of approximately $70,400) resulted in excess of acquisition costs over net assets of approximately $1,774,900. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 25 years.

     In December 1997, the Company acquired all of the outstanding capital stock of CCI Group, Inc. ("CCI"). CCI sells, installs and maintains POS systems and turnkey retail automation systems. The purchase price for the CCI capital stock consisted of 670,000 shares of the Company's common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of CCI have been included with those of the Company commencing on January 1, 1998. The purchase price of $4,454,750 (including costs of acquisition of approximately $89,300) resulted in excess of acquisition costs over net assets of approximately $4,075,500. Such excess is being amortized on a straight-line basis over 25 years.

     Cash received in connection with the Company's purchase acquisitions is as follows:

     Fair value of assets acquired               $9,371,339
     Less liabilities assumed                     4,186,952
     Less stock issued to sellers                 5,884,219
                                                 ----------

     Cash received                               $  699,832
                                                 ==========

4. Stockholders' Equity

    Common Stock

    During the nine months ended March 31, 1998, the Company issued 895,000 shares of its common stock in connection with the acquisitions described in Note 3 and 20,400 shares of common stock upon the exercise of stock options with a weighted average exercise price of $3.50 per share.

    Income tax benefits from the exercise of the stock options of approximately $59,000 has been credited to additional paid-in capital in the accompanying consolidated balance sheet.

    Stock Option Plan

    The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of the underlying stock on the date of grant. Stock based compensation expense is deferred and amortized over the life of the stock option. During the nine months ended March 31, 1998, the Company recognized $41,557 in stock based compensation expense.

    In August 1996, the Company adopted a stock incentive award plan (the "Plan") under which the Board of Directors, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options vest over a 3 year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expire five years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees. During the nine months ended March 31, 1998, options to purchase 47,000 shares of common stock were granted to employees at fair market value on the date of grant. The weighted average exercise price of such options was $7.33.

    In December 1997, the stockholders approved at the Company's annual meeting the Company's 1997 Equity Incentive Plan (the "Plan") under which the Board of Directors, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options vest 20% per year over a 5 year period. All options expire ten years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees. During the nine months ended March 31, 1998, options to purchase 290,500 shares of common stock were granted at fair market value on the date of grant. The weighted average exercise price of such options was $8.78.

5.  Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's year ending June 30, 1999. Adoption of SFAS No. 130 is for presentation only and will not affect the Company's financial position or results of operations.

     In June 1997, the FASB issued FASB No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company's year ending June 30, 1999 and will not affect the Company's financial position or results of operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Javelin Systems, Inc. (the "Company") designs, develops, markets and sells open system touch screen POS computers primarily for the foodservice industry and provides comprehensive turn-key services for the foodservice, retail and information kiosks markets.

     The following discussion and analysis addresses the results of the Company's operations for the three and nine month periods ended March 31, 1998. On November 1, 1996 the Company consummated an initial public offering (the "IPO") of 850,000 shares of its common stock, resulting in net proceeds to the Company of approximately $3.2 million. In December 1997, the Company acquired all of the outstanding capital stock of POSNET Computers, Inc. ("Posnet") and CCI Group, Inc. ("CCI"). The acquisitions have been accounted for by the purchase method, and accordingly, the operations of the subsidiaries have been included with the operations of the Company commencing in January 1998.

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in manufacturing systems, suppliers, or vendors, changes in market demand, market acceptance of new products, product returns, seasonality in product sales, and pricing trends in the industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

     Assumptions relating to the forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately, and many of which are beyond the control of the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements, including the risks factors described in the Company's Form 10-KSB for the year ended June 30, 1997 and other periodic reports filed with the Securities and Exchange Commission. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

Results of Operations

     As described in the preceding page, the operations of the subsidiaries (Posnet and CCI) acquired in December 1997 have been included with the operations of the Company commencing in January 1998. Consequently, the Company is providing an analysis of the results of operations for the three and nine months periods ended March 31, 1998 based on historical information and on a pro-forma basis as if the results of operations of these subsidiaries for the three and nine months period ended March 31, 1997 had been included with the operations of the Company for the corresponding period. For purpose of the following analyses, "Company" represents the consolidated group whereas "Javelin" relates to the operations without the two subsidiaries.

Based on historical information

Three months ended March 31, 1998 as compared to three months ended March 31,
1997

     Net sales for the three months ended March 31, 1998 increased by $8,948,857 to $10,643,449 compared to net sales of $1,694,592 for the three months ended March 31, 1997. The change is due to an increase in revenues relating to Javelin of $2,657,769 and revenues from the subsidiaries amounting to $6,291,088. The increases relating to Javelin are due to increases in the number of unit-sales of NexDisplay 4 and NexDisplay LC systems. During the three months ended March 31, 1998, the Company sold systems to 87 customers compared to sales systems to 148 customers for the three months ended March 31, 1997.

     Gross margin was 27.1% for the three months ended March 31, 1998 as compared to a gross margin of 22.5% for the three months ended March 31, 1997. Gross margin for the three months ended March 31, 1998 for hardware and related software amounted to 26.7% and for services amounted to 30.7%. Gross margin for Javelin amounted to 29.5% while the gross margin for the subsidiaries amounted to 25.5%. The increase in gross margin at Javelin from 22.5% to 29.5% was due to product mix and reductions in prices from the Company's suppliers and contract manufacturers resulting from increased volume of purchases by the Company.

     Research and development expenses for the three months ended March 31, 1998 increased by $130,341 to $250,119 compared to research and development expenses of $119,778 for the three months ended March 31, 1997. All research and development activities are conducted by Javelin. These expenses consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in research and development costs primarily due to the anticipated introduction of several product enhancements and new products.

     Selling and marketing expenses for the three months ended March 31, 1998 increased by $330,072 to $438,053 compared to selling and marketing expenses of $107,981 for the three months ended March 31, 1997. Such expenses represent solely expenses of Javelin and consisted primarily of payroll, tradeshow fees, and travel costs. Management anticipates that these costs will continue to increase as the Company strengthens its marketing infrastructure in order to support the expansion of its product lines, distribution network and markets.

     General and administrative expenses for the three months ended March 31, 1998 increased by $1,367,485 to $1,581,699 compared to general and administrative expenses of $214,214 for the three months ended March 31, 1997. The change is due to increases at Javelin of $65,086 and general and administrative expenses of the subsidiaries of $1,243,036. These expenses consisted primarily of payroll costs, professional services, utilities, supplies and rent. The increase at Javelin consisted primarily of increased payroll costs, increased facility costs due to expansion and costs associated with being a public company. Management anticipates that in the future these expenses will decrease as a percentage of sales as the consolidation of certain administrative functions is effected.

     Interest expense for the three months ended March 31, 1998 increased by $25,930 to $26,833 compared to interest expense of $903 for the three months ended March 31, 1997. The increase is due to an increase in the borrowings outstanding under the line of credit.

     A provision for federal and state income taxes of $262,955 was required for the three months ended March 31, 1998 since the Company generated taxable income while no provision was required for the three months ended March 31, 1997 as the Company incurred a net taxable loss for that period.

Nine months ended March 31, 1998 as compared to nine months ended March 31, 1997

     Net sales for the nine months ended March 31, 1998 increased by $13,715,942 to $18,045,784 compared to net sales of $4,329,842 for the nine months ended March 31, 1997. The change is due to an increase in revenues relating to Javelin of $7,424,854 and revenues from the subsidiaries amounting to $6,291,088. The increases relating to Javelin are due to increases in the number of unit-sales of NexDisplay 4 and NexDisplay LC systems.

     Gross margin was 25.5% for the nine months ended March 31, 1998 as compared to a gross margin of 21.7% for the nine months ended March 31, 1997. Gross margin for the nine months ended March 31, 1998 for hardware and related software amounted to 25.1% and for services amounted to 30.7%. Gross margin for Javelin amounted to 25.4% while the gross margin for the subsidiaries amounted to 25.9%. The increase in gross margin at Javelin from 21.7% to 25.4% was due to product mix and reductions in prices from the Company's suppliers and contract manufacturers resulting from increased volume of purchases by the Company.

     Research and development expenses for the nine months ended March 31, 1998 increased by $297,422 to $556,844 compared to research and development expenses of $259,422 for the nine months ended March 31, 1997. All research and development activities are conducted by Javelin. These expenses consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in research and development costs primarily due to the anticipated introduction of several product enhancements and new products.

     Selling and marketing expenses for the nine months ended March 31, 1998 increased by $542,516 to $806,877 compared to selling and marketing expenses of $264,361 for the nine months ended March 31, 1997. Such expenses represent solely expenses of Javelin and consisted primarily of payroll, tradeshow fees, and travel costs. Management anticipates that these costs will continue to increase as the Company strengthens its marketing infrastructure in order to support the expansion of its product lines, distribution network and markets.

     General and administrative expenses for the nine months ended March 31, 1998 increased by $1,873,674 to $2,444,528 compared to general and administrative expenses of $570,854 for the nine months ended March 31, 1997. The change is due to increases at Javelin of $590,638 and general and administrative expenses of the subsidiaries of $1,243,036. These expenses consisted primarily of payroll costs, professional services, utilities, supplies and rent. The increase at Javelin consisted primarily of increased payroll costs, increased facility costs due to expansion and costs associated with being a public company. Management anticipates that in the future these expenses will decrease as a percentage of sales as the consolidation of certain administrative functions is effected.

     Interest expense for the nine months ended March 31, 1998 decreased by $669,769 to $35,593 compared to interest expense of $705,362 for the nine months ended March 31, 1997. The decrease is due to the inclusion of interest expense for the nine months ended March 31, 1997 of $636,097 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense is attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.

     A provision for federal and state income taxes of $322,144 was required for the nine months ended March 31, 1998 since the Company generated taxable income while no provision was required for the nine months ended March 31, 1997 as the Company incurred a net taxable loss for that period.

Based on pro-forma information

Three months ended March 31, 1998 as compared to three months ended March 31,
1997

     The following pro-forma information presents the combined results of Javelin, CCI and Posnet for the three months ended March 31, 1998 and 1997 as if the acquisitions had occurred on July 1, 1996. The pro-forma information is not indicative of the results of future operations.

                                 THREE MONTHS      THREE MONTHS
                                    ENDED             ENDED
                                  MARCH 1998        MARCH 1997       DIFFERENCE
REVENUES:
  HARDWARE AND SOFTWARE         $ 9,357,483.44    $3,711,825.59    $5,645,657.85
  SERVICES                        1,285,965.57       527,367.93       758,597.64
                                --------------    -------------    -------------
  TOTAL                          10,643,449.01     4,239,193.52     6,404,255.49
                                --------------    -------------    -------------

COST OF SALES:
  HARDWARE AND SOFTWARE           6,864,134.31     3,268,901.52     3,595,232.79
  SERVICES                          891,720.35       264,290.49       627,429.86
                                --------------    -------------    -------------
  TOTAL                           7,755,854.66     3,533,192.01     4,222,662.65
                                --------------    -------------    -------------

GROSS MARGIN                      2,887,594.35       706,001.51     2,181,592.84
                                --------------    -------------    -------------

OPERATING EXPENSES:
  SELLING, GENERAL AND
    ADMINISTRATIVE                2,019,752.31       906,722.62     1,113,029.69
  RESEARCH AND DEVELOPMENT          250,119.00       119,778.00       130,341.00
                                --------------    -------------    -------------
  TOTAL                           2,269,871.31     1,026,500.62     1,243,370.69
                                --------------    -------------    -------------

OPERATING INCOME (LOSS)             617,723.04      (320,499.11)      938,222.15

OTHER INCOME (EXPENSE)               (1,402.31)       (1,772.00)          369.69
                                --------------    -------------    -------------
INCOME (LOSS) BEFORE INCOME
  TAXES                             616,320.73      (322,271.11)      938,591.84
                                --------------    -------------    -------------

PROVISION FOR INCOME TAXES          262,954.97                        262,954.97
                                --------------    -------------    -------------
NET INCOME (LOSS)               $   353,365.76    $ (322,271.11)   $  675,636.87
                                ==============    =============    =============

     Net sales for the three months ended March 31, 1998 increased by $6,404,255 to $10,643,449 compared to net sales of $4,239,194 for the three months ended March 31, 1997. The change is due to an increase in revenues relating to Javelin of $2,657,769, an increase in revenues relating to CCI of $2,400,602 and an increase in revenues relating to Posnet of $1,345,884. The increases relating to Javelin are due to increases in the number of unit-sales of NexDisplay 4 and NexDisplay LC systems as explained previously. Increases in revenues for CCI and Posnet are due to rollouts to two customers.

     Gross margin was 27.1% for the three months ended March 31, 1998 as compared to a gross margin of 16.7% for the three months ended March 31, 1997. Gross margin for the three months ended March 31, 1998 for hardware and related software amounted to 26.7% and for services amounted to 30.7%. Gross margin for the three months ended March 31, 1997 for hardware and related software amounted to 11.9% and for services amounted to 50.1%. The increase in gross margin for hardware was due to product mix and reductions in prices from the Company's suppliers and contract manufacturers resulting from increased volume of purchases by the Company whereas the decrease in gross margin for services is primarily due to the current classification of certain costs as cost of sales which previously had been included in selling, general and administrative expenses.

     Research and development expenses for the three months ended March 31, 1998 increased by $130,341 to $250,119 compared to research and development expenses of $119,778 for the three months ended March 31, 1997. All research and development activities are conducted by Javelin. These expenses consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in research and development costs primarily due to the anticipated introduction of several product enhancements and new products.

     Selling, general and administrative expenses for the three months ended March 31, 1998 increased by $1,113,070 to $2,019,752 compared to selling, general and administrative expenses of $906,723 for the three months ended March 31, 1997. The increase consisted primarily of increased payroll costs, increased facility costs due to expansion and costs associated with being a public company.

     A provision for federal and state income taxes of $262,955 was required for the three months ended March 31, 1998 since the Company generated taxable income while no provision was required for the three months ended March 31, 1997 as the Company incurred a net taxable loss for that period.

Nine months ended March 31, 1998 as compared to nine months ended March 31, 1997

The following pro-forma information presents the combined results of Javelin, CCI and Posnet for the nine months ended March 31, 1998 and 1997 as if the acquisitions had occurred on July 1, 1996. The pro-forma information is not indicative of the results of future operations.

                                  NINE MONTHS      NINE MONTHS
                                     ENDED            ENDED
                                     MARCH            MARCH
                                     1998             1997           DIFFERENCE
REVENUES:
  HARDWARE AND SOFTWARE          22,427,882.94    10,607,293.59    11,820,589.35
  SERVICES                        2,922,832.54     1,579,849.93     1,342,982.61
                                 -------------    -------------    -------------
  TOTAL                          25,350,715.48    12,187,143.52    13,163,571.96
                                 -------------    -------------    -------------

COST OF SALES:
  HARDWARE AND SOFTWARE          16,789,088.71     8,858,047.52     7,931,041.19
  SERVICES                        1,914,438.21       565,208.49     1,349,229.72
                                 -------------    -------------    -------------
  TOTAL                          18,703,526.92     9,423,256.01     9,280,270.91
                                 -------------    -------------    -------------
GROSS MARGIN                      6,647,188.56     2,763,887.51     3,883,301.05
                                 -------------    -------------    -------------

OPERATING EXPENSES:
  SELLING, GENERAL AND
    ADMINISTRATIVE                4,593,965.98     3,201,252.62     1,392,713.36
  RESEARCH AND DEVELOPMENT          556,844.00       259,422.00       297,422.00
                                 -------------    -------------    -------------
  TOTAL                           5,150,809.98     3,460,674.62     1,690,135.36
                                 -------------    -------------    -------------

OPERATING INCOME (LOSS)           1,496,378.58      (696,787.11)    2,193,165.69

OTHER INCOME (EXPENSE)                  642.31      (729,413.00)      730,055.31
                                 -------------    -------------    -------------
INCOME (LOSS) BEFORE
  INCOME TAXES                    1,497,020.89    (1,426,200.11)    2,923,221.00
                                 -------------    -------------    -------------

PROVISION FOR INCOME TAXES          645,848.15                        645,848.15
                                 -------------    -------------    -------------
NET INCOME (LOSS)                   851,172.74    (1,426,200.11)    2,277,372.85
                                 =============    =============    =============

     Net sales for the nine months ended March 31, 1998 increased by $13,163,572 to $25,350,715 compared to net sales of $12,187,144 for the nine months ended March 31, 1997. The change is due to an increase in revenues relating to Javelin of $7,424,854, an increase in revenues relating to CCI amounting to $3,674,864 and an increase in revenues relating to Posnet amounting to $2,063,854. The increases relating to Javelin are due to increases in the number of unit-sales of NexDisplay 4 and NexDisplay LC systems whereas the increases in revenues relating to CCI and Posnet are due primarily to new customer roll-outs.

     Gross margin was 26.2% for the nine months ended March 31, 1998 as compared to a gross margin of 22.7% for the nine months ended March 31, 1997. Gross margin for the nine months ended March 31, 1998 for hardware and related software amounted to 25.1% and for services amounted to 34.5%. Gross margin for the nine months ended March 31, 1997 for hardware and related software amounted to 16.5% and for services amounted to 64.2%. The increase in gross margin for hardware was due to product mix and reductions in prices from the Company's suppliers and contract manufacturers resulting from increased volume of purchases by the Company whereas the decrease in gross margin for services is primarily due to the current classification of certain costs as cost of sales which previously had been included in selling, general and administrative expenses.

     Research and development expenses for the nine months ended March 31, 1998 increased by $297,422 to $556,844 compared to research and development expenses of $259,422 for the nine months ended March 31, 1997. All research and development activities are conducted by Javelin. These expenses consisted primarily of payroll expenses and consulting expenses. Management anticipates a substantial increase in research and development costs primarily due to the anticipated introduction of several product enhancements and new products.

     Selling and marketing expenses for the nine months ended March 31, 1998 increased by $1,392,713 to $4,593,966 compared to selling and marketing expenses of $3,201,253 for the nine months ended March 31, 1997. The increase consisted primarily of increased payroll costs, increased facility costs due to expansion and costs associated with being a public company.

     Other expenses, consisting primarily of interest expense, for the nine months ended March 31, 1998 decreased by $730,055 to $(642) compared to other expenses of $729,413 for the nine months ended March 31, 1997. The decrease is due to the inclusion of interest expense for the nine months ended March 31, 1997 of $636,097 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense is attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.

     A provision for federal and state income taxes of $645,848 was required for the nine months ended March 31, 1998 since the Company generated taxable income while no provision was required for the nine months ended March 31, 1997 as the Company incurred a net taxable loss for that period.

Liquidity and Capital Resources

     As of March 31, 1998, the Company had working capital of $3,049,354.

     Cash used in operating activities for the nine months ended March 31, 1998 totaled $1,693,427 and consisted primarily of investments in trade receivables and inventories. Cash provided by investing activities for the nine months ended March 31, 1998 totaled $169,293 and resulted primarily from cash received in connection with the acquisitions. Cash provided by financing activities for the nine months ended March 31, 1998 totaled $837,967 and consisted primarily of net borrowings under the line of credit. The Company has a line of credit providing for borrowings of up to 75% of eligible accounts receivable (as defined) bearing interest at the prime rate. As of March 31, 1998, borrowings available under the line of credit amounted to approximately $500,000.

     The Company believes that it has adequate financial resources to meet its reasonably foreseeable future liquidity and capital requirements.


Part II.  Other Information

Item 2.   Changes in Securities and Use of Proceeds

     None

Item 4.   Submissions of Matters to a Vote of Security Holders

     None

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibits

     27.1  Financial Data Schedule in accordance with Article 5 of Regulation
           SX.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K under Item 2 of such form dated December 30, 1997 for the acquisition of POSNET Computers, Inc. and a report on Form 8-K under Item 2 of such form dated January 5, 1998 for the acquisition of CCI Group, Inc. The related financial statements were filed on Forms 8-K/A on March 4, 1998 and March 6, 1998, respectively.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Javelin Systems, Inc.


        May  , 1998
-------------------------------          --------------------------------------
           Date                          Richard P. Stack
                                         Chief Executive Officer
                                         and President



        May  , 1998
-------------------------------          --------------------------------------
           Date                          Horace Hertz
                                         Chief Financial Officer

                                 EXHIBIT INDEX
                                 -------------

 27.1  Financial Data Schedule in accordance with Article 5 of Regulation SX.