Form 10KSB
period 1998-06-30
JAVELIN SYSTEMS INC
filed 1998-09-22
CIK 1021917

                      U. S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-KSB

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED                         COMMISSION FILE NO.
           JUNE 30, 1998                                     000-21477

                               JAVELIN SYSTEMS, INC.
                   (Name of Small Business Issuer in its Charter)

     DELAWARE                                          52-1945748

   (State or Other Jurisdiction of                   (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

                  17891 Cartwright Road, Irvine, California  92614
                 (Address of Principal Executive Offices)(Zip Code)

                     Issuer's telephone number:  (949) 440-8000

        Securities registered pursuant to Section 12(b) of the Exchange Act:
                                        None

        Securities registered pursuant to Section 12(g) of the Exchange Act:

                           Common Stock, $0.01 Par Value

-------------------------------------------------------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes   X    No
                                                                 ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form  10-KSB. [     ]

The issuer's revenues for the fiscal year ended June 30, 1998 were $29,646,100.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer as of September 10, 1998, was $17,233,785. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 4,111,962 as of September 10, 1998.
-------------------------------------------------------------------------------

                        DOCUMENTS INCORPORATED BY REFERENCE

Issuer's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1998 Annual Meeting of Stockholders is incorporated herein by reference into Part III of this report.

THIS ANNUAL REPORT ON FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS THAT SUCH STATEMENTS SHALL BE PROTECTED BY THE SAFE HARBORS PROVIDED FOR IN SUCH SECTIONS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN FUTURE OPERATING RESULTS DUE TO A NUMBER OF ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS, INCLUDING, AMONG OTHER THINGS, CHANGES IN LAWS, THE SIZE AND TIMING OF CUSTOMER ORDERS, NEW OR INCREASED COMPETITION, DELAYS IN NEW PRODUCT ENHANCEMENTS AND NEW PRODUCT AND/OR SERVICE INTRODUCTIONS, QUALITY CONTROL DIFFICULTIES, CHANGES IN MARKET DEMAND, MARKET ACCEPTANCE OF NEW PRODUCTS AND/OR SERVICES, PRODUCT RETURNS AND SEASONALITY IN PRODUCT AND SERVICES PURCHASES. ANY OF THESE FACTORS, OR OTHERS, COULD CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY FROM THOSE IN PRIOR PERIODS, AND THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. ADDITIONAL INFORMATION WITH RESPECT TO THESE AND OTHER FACTORS WHICH COULD MATERIALLY AFFECT THE COMPANY AND ITS OPERATIONS IS INCLUDED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Javelin Systems, Inc. ("Javelin" or the "Company") designs, manufactures and markets open system touch screen point-of-sale ("POS") computers and provides POS systems integration services primarily for the food service and retail industries. POS systems incorporating the Company's products enable restaurants and retailers to capture, analyze, disseminate and use information throughout an enterprise on a real-time basis, from the point of sale to the in-store "back office" to the enterprise's headquarters. These POS systems provide transaction processing, in-store operating controls, and timely information used to manage inventory and costs, analyze sales data and customize products and services. The Company's product family of network-ready computers integrates substantially all of the functionality of standard desktop personal computers into durable, small footprint touchscreen workstations that run on industry standard open operating systems. The Company's products utilize off-the-shelf, industry-specific application software developed by third parties. The Company's products are currently being marketed by value added resellers ("VARs"), original equipment manufacturers ("OEMs") and directly to end users through the Company's sales force. The Company's systems integration services are generally sold directly to multi-site operators.

     In December 1997, Javelin made two strategic acquisitions, CCI Group, Inc. ("CCI") and POSNET Computers, Inc. ("POSNET") that have enabled the Company to offer full turn-key systems integration services, including system design, staging, training, deployment and after-market product support and maintenance. In addition to providing the Company with a significant new end user customer base, the Company believes these acquisitions provide it with the ability to become a national POS systems integrator in the food service and retail markets.

     In early 1998, Javelin established international sales and support subsidiaries in England, Australia and Singapore. The Company intends to replicate its domestic distribution and acquisition strategies in the growing international marketplace. In June 1998, the Company acquired Aspact IT Services ("Aspact"), a consulting and systems integration business based in Singapore. In July 1998, the Company entered into a letter of intent to acquire RGB Trinet Limited ("RGB/Trinet") and Jade Communications Limited ("Jade") both POS service provider companies based in England.

INDUSTRY OVERVIEW

     The Company estimates that there are more than 350,000 restaurants and more than 1.5 million retail stores in the United States. These restaurants and retail stores are increasingly part of multi-location chains that have to capture, analyze and disseminate information throughout the entire enterprise in order to better manage inventory and costs, make pricing decisions, analyze sales data and provide customized products and services. Moreover, businesses that encounter local demographic changes or seek to expand globally face additional challenges, such as multilingual customer and employee bases, multiple currency transactions and local regulatory requirements. Consequently, food service providers and retailers now require robust, integrated POS systems and services that are able to reliably and efficiently capture and manage large numbers of individual transactions generated by diversified points of sale.

     The critical front and back office roles of integrated POS systems are now being recognized by distinct market segments within the food service and retail industries. Quick service restaurants ("QSRs") and full service restaurants, the largest market segments within the food service industry, both are investing in advanced POS systems, with quick service restaurants generally being the first to adopt the latest POS technology and full service restaurants being more price sensitive and therefore more likely to adopt POS technology later in the product life cycle. A typical QSR requires four to seven POS workstations to operate efficiently, while a full service restaurant generally requires at least seven POS workstations. The food service industry also encompasses hotel restaurants and restaurants located in other hospitality locations, such as stadiums and arenas, casinos, theme parks and cruise lines. Retail establishments, such as convenience stores, gas stations, record stores and clothing stores, are increasingly utilizing POS systems to expedite in-store transactions and more effectively monitor inventory on a current basis.

     Initial POS systems targeted for the food service and retail industries were generally designed to satisfy the individual operating requirements of a particular large chain of restaurants or stores. These initial POS systems were custom designed to meet the individual enterprise's needs and, as such, were generally proprietary with all hardware, software and service developed or provided by a single vendor. Because this focus on single company solutions resulted in no generic POS standard operating system or computer architecture, many large food service providers and retailers became captive to the relatively small companies that had designed their proprietary POS systems. In addition, the POS companies found it difficult to achieve significant economies of scale due to the highly customized nature of their products. Instead, early POS companies were forced to focus on establishing and maintaining long product life cycles in order to recoup their high costs from developing custom products for a limited customer base. There was little opportunity for these POS companies to leverage their niche success into market-wide success.

     The POS industry has begun evolving from proprietary, customized single platform systems to open-architecture systems in which a variety of hardware and software products from different manufacturers can be combined to obtain the mix of features desired by the customer. With the advent of hardware and software systems that use industry standard open-architecture, food service providers and retailers are no longer captive to single solution vendors that had initially created their POS systems. As in other markets for computer products and systems where open systems are replacing proprietary platforms, new entrants have been drawn to the growing POS market, increasing competition for POS software and hardware and enhancing competitive pressure through faster design cycles.

     In addition to relying on single solution vendors, large multi-unit food service and retail chains frequently implemented and maintained their proprietary POS systems utilizing internal resources. However, as a result of the competitive environment in which these businesses operate and the growing complexity and multiplicity of available POS systems, food service providers and retailers have found it increasingly difficult to design, implement and manage these systems on their own. For example, a typical multi-chain enterprise requires a POS system that is capable of supporting multiple applications and processing high volumes of data across geographically remote locations. In addition, the increasing variety of hardware and software applications utilized in the food service and retail industries has resulted in connectivity and compatibility problems for many POS systems. Multi-unit chains now generally require a total systems integration solution including design, consulting, system creation, acquisition of software applications and required hardware, system installation and configuration, product support services and ongoing system service and maintenance. The high demand for qualified network engineers and other technical personnel has also made it increasingly difficult for these types of businesses to recruit and train qualified POS technology professionals. Consequently, many food service providers and retailers now rely upon third parties for the technological expertise and personnel to meet their POS systems needs. Javelin believes that the increasing complexity and rapid evolution of POS system technologies have created a significant opportunity for companies specializing in providing POS system solutions to the food service and retail industries.

THE JAVELIN SOLUTION

     Javelin designs, manufactures and markets open system touch screen POS computers and provides POS systems integration services primarily for the food service and retail industries. The Company's product family of network-ready computers integrates substantially all of the functionality of standard desktop personal computers into durable, small footprint touchscreen workstations that run on industry standard open operating systems. The Company's products utilize off-the-shelf, industry specific application software developed by third parties. POS systems incorporating the Company's products enable restaurants and retailers to capture, analyze, disseminate and use information throughout an enterprise on a real-time basis, from the point of sale to the in-store "back office" to the enterprise's headquarters. These POS systems provide transaction processing, in-store operating controls, and timely information used to manage inventory and costs, analyze sales data and customize products and services.

     Javelin also has a global POS systems integration business that assists large multi-site corporate customers in identifying the best multi-vendor open systems solution for the customer's particular business, and then manages the full deployment and ongoing support of the POS solution. The Company has extensive experience resolving the integration, implementation and management issues faced by food service providers and retailers and substantial knowledge of advanced information technologies, POS systems and the numerous software applications developed by information system and software vendors for these markets. The Company serves as a single point of contact to objectively assess its customers' POS technology requirements, taking into account the products and applications of various hardware and software vendors. The Company then selects the optimal mix of applications and products of various hardware and software vendors to create tailored advanced POS systems. By acting as the project manager during the installation and implementation of the POS system, the Company frees its customers from much of the time and difficulties associated with large-scale systems installations, including managing the variety of other vendors involved in the systems' installation. The Company believes that its cumulative experience, food service and retail focus and technology expertise enable it to understand its customers' core business dynamics and deliver customized advanced POS systems and services to satisfy its customers' specialized needs.

BUSINESS STRATEGY

     The Company's objective is to become a leading developer of POS hardware systems and to be the premier POS systems integrator for multi-site chain operators in the food service and retail industries. The Company plans to achieve these objectives through internal growth and development and, to the extent suitable acquisition candidates are identified, through the acquisition of complementary businesses. Key elements of Javelin's strategy include the following:

     - PURSUE LARGE CUSTOMERS. The Company intends to increase its sales of products to large chains with over 100 stores through direct sales efforts and by utilizing the Company's relationships with its OEMs. The evolution to open systems has also created an opportunity for full service systems integrators which have an in-depth knowledge of the industry standard POS software and hardware packages and the ability to integrate them into a successful POS solution for clients. The Company's acquisitions of CCI and POSNET have given Javelin an immediate entrance and client base in the POS systems integration business on a domestic basis.

     - INTRODUCE TIMELY NEW PRODUCTS. The Company intends to continue to develop new POS hardware systems incorporating advanced PC technology utilizing its engineering team composed of PC industry veterans. As part of its sales strategy, the Company consults with its OEMs and VARs in order to identify new product platforms and product refinements. The Company also obtains direct customer feedback through its systems integration business. Because a significant portion of the Company's management is experienced in the PC industry, the Company has been able to quickly launch new products in the POS system industry and respond quickly to its customers' specific needs. This experience has enabled
          Javelin to rapidly establish itself in the POS market by developing and introducing new products with advanced features in an average of six months compared to the industry standard of twelve to eighteen months. The Company intends to leverage its history of timely new product introductions and successful customer engagements and expand its marketing programs to enhance its market presence and visibility with the goal of making Javelin a recognized leader in providing POS solutions.

     - FOCUS ON INTERNATIONAL BUSINESS OPPORTUNITIES. The Company has established sales and support branches in England, Australia and Singapore to capture identified sales opportunities. The Company also continues to pursue its acquisition strategy internationally, including its recent acquisition of Aspact, and the proposed acquisitions of RGB/Trinet and Jade, which provide the Company with additional systems integration services and complementary networking products and services. The Company believes that the international markets continue to be fundamentally under-served with respect to technologically advanced POS systems, and, in particular, the Company believes that Western Europe presents a particularly attractive market for its products and services.

     - MINIMIZE PRODUCTION COSTS. The Company plans to continue to outsource the manufacturing and assembly of its products in order to maintain low overhead and production costs. The Company also controls its costs by utilizing components that are generally available in the PC industry and anticipates streamlining its product line in order to further develop economies of scale. The Company believes that it will be able to maintain its cost advantage in the future through economies of scale and because the Company utilizes in-house design capabilities and integrates the design and manufacturing engineering of its products, which reduces engineering costs and costly design changes. In addition, the Company intends to utilize contract manufacturers based in Singapore commencing later in fiscal 1999, which the Company believes will provide many benefits, including high quality, components cost reduction and lower corporate income tax.

     - GROW RECURRING SERVICE REVENUE. The Company currently receives recurring revenue from its help desk, depot repair, managed network services and field services. The Company intends to expand certain of these services in the future because the Company believes that an increase in these revenues can lessen the Company's reliance on product sales, which tend to fluctuate over time, and provide the Company with stable, recurring billings and cash flow. The Company also plans to leverage CCI's name recognition in the field of systems integration to expand the service component of the Company's business.

PRODUCTS AND SERVICES

     THE JAVELIN PRODUCT LINE

     Javelin's product line offers customers a fully functioning PC inside a small footprint touch screen POS workstation. All of Javelin's systems are network ready and support industry standard operating systems, enabling the easy installation and setup of leading industry standard POS software programs. The Javelin system also virtually eliminates configuration conflicts due to the Javelin system's proprietary embedded firmware. In addition, its single motherboard design reduces costly trouble shooting and service calls, and Javelin's systems are sealed to protect against liquid and other foreign matter entering the interior electronic chamber. Javelin believes that its POS computer systems offer its clients more features and better reliability than its competitors' products at lower price points. The retail price of the Company's products to end users generally ranges from $2,500 to $3,700. The Javelin product line is currently comprised of the Javelin-Wedge 5, Javelin-Wedge P, Javelin-LC and Javelin-LCP series.

     JAVELIN-WEDGE 5. The Javelin-Wedge 5 is a small footprint, high performance color LCD touch screen computer which is approximately 12.75"(W), 10.25"(D) and 6.0"(H). The Javelin-Wedge 5 features a 133mHz processor, system memory from 4 MB of RAM up to 64 MB of RAM, 1 MB of video memory, a 10.4 or 12.1 inch TFT active matrix screen, 4 serial ports, 1 enhanced parallel port, 2 electronic cash drawer ports, a 10 Base-T Ethernet port and an integrated customer display. As a result of the product's inherent flexibility and rugged design, it is being successfully marketed and sold as a POS workstation and as an industrial operator interface.

     JAVELIN-WEDGE P. The Javelin-Wedge P is a product line extension of the Javelin-Wedge 5 series and is believed by the Company to be the first fully integrated, Pentium-based touch screen computer designed specifically for the POS marketplace. The Wedge P features a 200 mHz Intel Pentium processor with additional features such as a 512K Pipeline Burst cache and up to 128 MB of RAM. The Wedge P approximately doubles the speed and performance of the Wedge 5 which provides end users the ability to dramatically increase speed and performance when using graphically intensive POS applications that operate in Windows 95 and Windows NT environments.

     JAVELIN-LC. The Javelin-LC product line offers customers what the Company believes is the smallest footprint of any POS computer in the industry with a footprint of less than eight inches square and has been designed to be more compact and elegant in appearance, making it suitable for both the food service market and the retail market. In addition, the systems reduced size and flat panel display allow it to be mounted in a variety of ways, including wall-mounted, fixed to an adjustable base or attached to an articulated arm.
The Javelin-LC features a 133mHz processor, system memory from 4 MB of RAM up to 64 MB of RAM, 1 MB of video memory, a 10.4 or 12.1 inch TFT active matrix screen, 2 serial ports, 1 enhanced parallel port and a 10 Base-T Ethernet port.

     JAVELIN-LCP. The Javelin LCP is a product line extension of the Javelin-LC. This is a Pentium based LC product which, like the LC, is believed to have the smallest footprint of any POS computer in the industry. The speed of the Pentium-based CPU offers clients the ability to dramatically increase speed and performance when using graphically intensive POS applications. The LCP features a 200 mHz Intel Pentium processor with additional features such as an integrated sound card and full screen video, 3 serial ports and up to 128 MB of RAM. The food service industry, especially the QSR segment, is demanding the latest generation hardware to be based around the Pentium processor. The Javelin LCP is specifically designed to meet the industry's unique hardware requirements for speed, space, flexibility and multimedia features.

     NEW PRODUCTS

     JAVELIN-LP. The Company intends to release the Javelin LP in fiscal 1999. The Javelin LP is designed to be a compact, low profile PC for the high-traffic, POS environment. The LP is planned to be network-ready with an integrated 100/10BaseT Ethernet controller. With 4 serial ports, two of which can supply +5Volt power, the LP should accommodate a variety of peripheral equipment such as cash drawers, card readers, scanners and printers. The Javelin LP's rugged, aluminum die-cast, convection cooled case should provide the Javelin LP with a significant advantage over other POS systems. The LP is designed to be spill-resistant with a solid cover, and, because it has no fans, is expected to be noiseless and have no vents into which airborne debris can enter and collect inside the system. The LP's low profile design should require minimal counter space, and I/O connectors planned to be located at the bottom of the unit should allow easy routing of cables through a small opening in a counter or desk top. The Javelin LP is expected to come with an integrated touchscreen controller supporting both Elographics and Microtouch Bus Monitors, eliminating the need for an external controller.

     JAVELIN-HHT 40. The Javelin HHT-40 is being developed for the Company by a third party, and the Company anticipates that the HHT-40 will become available in fiscal 1999. The HHT-40 is designed to be a compact, lightweight, wireless handheld system that provides service people the ability to enter orders quickly and efficiently and offers the benefit of sending information remotely to the kitchen, bar, etc. With its built-in customer display and paging system, the HHT-40 would expedite customer transactions, reduce operator errors, and most significantly, increase table turns. The HHT-40 is planned to be based on a main module where a battery, magnetic card reader or end-piece can be connected to any side of the main module.

     SYSTEMS INTEGRATION

     NETWORK DESIGN/PROJECT MANAGEMENT. The Company provides network services ranging from network design to large-scale network implementation, which would include a review and audit of a customer's existing POS technology infrastructure, an assessment of the functional requirements of the customer's POS system, the preparation of network specifications and technical design documentation and diagrams. The Company's network implementation services involve the purchase, delivery, testing and installation of enterprise-wide POS systems. The Company acts as the single project manager for all parties involved in a multi-unit installation, to effectively converge and integrate of all the client's business processes. The Company believes that the delivery of a combination of design, implementation and management services through a project manager enables the Company's personnel to fully understand the customer's computing and operating environments, install POS systems that meet the customer's specialized requirements and train the customer's users and internal POS system staff prior to the full migration to a new POS system. The Company's personnel have extensive experience resolving the integration, implementation and management issues faced by its customers, and the personnel involved in any particular project are carefully selected for their technical expertise to meet the requirements of the specific project. The Company assesses its customers' POS system requirements and selects the optimal mix of applications and products of various hardware and software vendors, and does not exclusively use Javelin products. The Company's expertise extends through each area of POS system networking to create a tailor-made infrastructure for the client, including structured cabling, power, local area network (LAN), wide area network (WAN) and internet technologies.

     BUSINESS PROCESS INTEGRATION. The Company offers total software integration solutions for POS clients who already have existing software platforms (e.g. accounting, inventory, payroll, and food costing) in place. Programs are provided and written in Visual Basic, C++ and Crystal Reports. The Company believes that the future of software systems integration is to develop and implement Intranet and Internet connections within multi-unit chains resulting in the localization of all critical operational data.

     SUPPORT SERVICES

     MANAGED NETWORK SERVICES. As POS systems become more complex, food service providers and retailers are experiencing difficulties in hiring, training and retaining technology professionals who can maintain the performance and functionality of their POS systems. Accordingly, these companies are increasingly outsourcing certain maintenance and management functions for their POS systems in order to minimize the potentially high costs associated with POS system outages. The Company provides a range of enterprise network support and management services that are designed to maintain the effective performance of a customer's POS system. The Company uses its technical expertise and staffing experience to package, price and deliver combinations of these services, and the customer benefits from the Company's experience in providing network management services in a broad range of operating environments. The Company's network management services include combinations of the following services, which are selected by the customer to meet its specific needs: network health checks, baseline documentation and management maintenance, break/fix remote network management and diagnostics help desk services network outsourcing.

     HELP DESK. The Company's emergency software hotline is available for questions customers may have with respect to specific application software and operating systems. The Help Desk is designed to provide service and support for issues that can be resolved without an on-site visit. If at any time during the Help Desk call it is determined that hardware service is required, the support personnel will expedite the call to the hardware service department.

     HARDWARE SERVICE/HARDWARE MAINTENANCE/PREVENTATIVE MAINTENANCE. A variety of hardware maintenance options are currently provided on a 24 hour, seven day a week basis. Calls placed to a central service center are greeted with assistance to determine the nature of the call. Once the failure is determined, the responding field technician will answer the call in accordance with services needed and contracted coverage. Depot service supplies configured equipment directly to the location for uninterrupted operations while defective equipment is returned from the site to the service center for repair via courier. Full service maintenance offers on site technical maintenance from the Company's field service technician for both front and back of house equipment.

     TRAINING/INSTALLATION. Site-specific training is available through customer support personnel beginning with pre-install configuration and database building through installation and "live" date. Hardware preparation such as software load, equipment burn-in, cabling and performance testing of "pre-live" system is an essential component prior to staging and installation.

PRODUCT DEVELOPMENT

     For the fiscal years ended June 30, 1998 and June 30, 1997, the Company spent approximately $874,000 and $396,000, respectively, on research and development. The Company maintains an engineering staff of nine people, with expertise in electronics, mechanical and software design, who are responsible for prototyping, tooling and testing the Company's products. The Company's engineering and manufacturing staff then coordinate with systems engineers and quality control personnel to progress from the final design stage to mass production. The Company intends to hire additional engineers and project managers to better coordinate the product development process as the Company expands its product development efforts.

PRODUCT DISTRIBUTION

     The Company's products are primarily distributed through strategic relationships with OEMs and VARs that have a strong reputation in the food service and retail POS markets. By distributing its products through OEMs and VARs, the Company has been able to take advantage of the existing name recognition and market position of its OEMs and VARs and quickly establish a market for its products, while minimizing expenditures for direct sales, marketing, technical support and service. The Company intends to continue to expand these relationships to further penetrate its existing domestic and international markets, as well as to gain access to new market segments and international markets.

     To date, the Company's sales have been predominantly to small-to-mid size restaurant chains. Javelin believes a major opportunity exists for it to further penetrate large accounts (100 site or more chain organizations) with its existing systems and ability to provide a total solution to the client. Large accounts often require a "total solution" including initial consulting, hardware and software installation, ongoing support and maintenance, product support services and a super-regional or national presence. Consequently, in order to meet this need, the Company recently purchased three established and well-regarded systems integrators: CCI Group, POSNET and Aspact. CCI and POSNET, both based in the US, have been consolidated and operate as CCI Group, Inc. Aspact's activities have been primarily focused on the Singapore and Hong Kong markets. The Company believes that by targeting different markets through its different distribution channels, it can more effectively penetrate multiple markets while minimizing costs associated with channel conflicts.

     VARS. The Company sells its products to VARs who integrate industry-specific software with the Company's hardware product for resale into various vertical markets comprised of relatively small customers (less than 50 stores). The Company works closely with these VARs as well as the various software developers to stay abreast of the diversified needs of the Company's targeted markets. The Company's VAR network currently totals approximately 250 VARS. The Company believes that VAR distribution channels are advantageous to the

Company as they generally have existing geographically diverse customers, focus their businesses on providing customized solutions to their customers and maintain their own sales and technical support staff.

     OEMS. The Company also sells its products to OEMs with significant market presence in the food service and specialty retail industries. The OEMs market the Company's products under their own names and sell either through dealers or directly to mid-sized customers (50 to 100 stores). Because of the high likelihood of the Company's product being offered by more than one OEM into an end user account, the Company offers the OEM an opportunity to choose its own customized design. The OEM is charged for mechanical design, prototyping and tooling. One of the Company's principal strategies is to expand the OEM distribution channel both domestically and internationally.

     DIRECT SALES ORGANIZATION (CCI). The Company's acquisitions of CCI and POSNET allow it to sell directly to corporate accounts. Since the acquisitions, the Company has focused its efforts principally on large customers (100+ stores) because these customer opportunities are beyond the scope that can be effectively managed by the Company's regional VAR marketing partners. In this manner, the Company believes it can minimize any potential distribution channel conflict with its VARs. The Company typically provides a multi-vendor POS solution for its corporate accounts, and the hardware utilized in any particular account may not be Javelin hardware. The standardized nature of franchised operations enables the Company to design and rapidly deploy customized solutions for these large-scale customers. The Company intends to focus on growing its direct sales business in the near future to take advantage of a scarcity of POS service providers currently in the marketplace.

CUSTOMERS

     Certain end users of the Company's products are:


JAVELIN HARDWARE                   SERVICES                         BOTH JAVELIN HARDWARE AND SERVICES
----------------                   --------                         ---------------------------------
Blimpies International             ARAMARK Corp.                    Universal Studios
Madison Square Garden                 -Stadiums and Arenas          Red Robin International Inc.
Greyhound Lines Inc.                  -National Parks               Direct Express
Club Corporation of America        AFC Enterprises, Inc.            Chevron Corporation
Greennall's Pubs and Restaurants      -Popeye's Inc.                Claim Jumper Restaurants
Ogden Entertainment Services Inc.     -Church's Fried Chicken Inc.
Mitsubishi Silicon America            -Seattle's Best Coffee
                                    Sonic Corp.
                                    Allied Domecq PLC
                                      -Baskin-Robbins USA Co.
                                      -Dunkin' Donuts Incorporated
                                    Jamba Juice Co.

SALES AND MARKETING

     The Company's sales and marketing efforts are dedicated to developing the Company's direct and indirect distribution channels on a worldwide basis. The Company's sales efforts in its indirect distribution channels are divided into four regional groups, United States, Europe, Australia and Asia, with international sales efforts directed from the Company's international subsidiaries. In its indirect distribution channel, the Company has a sales force of ten salespersons spread throughout the regions, all of whom are dedicated to developing the Company's OEM and VAR distribution channels. Three of these salespersons have also recently been dedicated to specific domestic channels linked to the application software that is integrated with the Javelin POS system with the intent of increasing sales from these channels. The Company's technically sophisticated OEMs and VARs are responsible for all end user interaction, including sales and warranty support, thereby reducing the need for the Company to maintain large in-house sales or technical support staff while increasing the Company's presence in the food service and retail markets. The Company also consults with its OEMs and VARs in order to identify new product opportunities and product refinements.

     The Company's direct sales and marketing efforts are staffed by 11 salespersons located in regional offices in the Unites States, England, Australia and Singapore. The Company's direct sales business has grown significantly through acquisitions of its POS systems integrators: CCI and POSNET in the United States and Aspact in Singapore. The Company expects its systems integration business to operate under labels other than "Javelin" in order to reinforce the independent role of the systems integrator in a multi-vendor marketplace. The Company eventually expects to adopt a single brand identity for all of its regional system integration subsidiaries. In the United States, for example, the POSNET sales force has been merged into CCI's sales force.

     The Company's primary direct selling efforts for its system integration services are through CCI. CCI is an expert in touchscreen POS technology focused in the foodservice and retail markets. This expertise combined with a vendor independent, open systems commitment have positioned CCI as a client partner as opposed to a vendor.

MANUFACTURING

     The Company designs all of the hardware and certain of the firmware components for all Javelin products. The Company's manufacturing operations consist of the procurement of components and the assembly, testing and quality assurance of finished goods for shipment to its customers. The fabrication of major sub-assemblies, such as circuit boards and sheet metal chassis, and the supply of other finished components, such as touchscreens, are provided by third-party manufacturers. Javelin monitors the quality of its purchased and manufactured components through source and incoming inspection. The Company evaluates and monitors suppliers based on quality, reputation, responsiveness and price. To date, the Company has undertaken substantially all of the final assembly for its products at its facility in Irvine, California.

     The principal components that make up the Company's products are standard electronics available from a wide variety of suppliers. A single supplier currently provides certain components utilized in the Company's products. The Company believes that, with respect to these components, there are a number of alternative suppliers that could supply components that could be easily integrated into the Company's products without any significant interruption in the Company's operations. The Company has no written long-term contracts with the manufacturers of its products or with any suppliers of the components used in the Company's products. The Company historically has placed orders for products and components based on its projected sales over the next approximately 90 days, and the Company currently maintains a 60-day supply of product components in inventory.

     The Company recently has begun to outsource some final assembly of its products to a U.S.-based contract manufacturer. The Company believes that outsourcing will reduce the likelihood of capacity constraints as production volumes for its products increase. In addition, the Company has contracted with a manufacturer based in Singapore to manufacture one of Javelin's proposed new products, the Javelin LP, on a turnkey basis. Under the turnkey program, the Singapore manufacturer will ship finished products to Javelin, with the manufacturer managing the day-to-day purchasing, manufacturing and quality control requirements. The Company initially plans to have all finished products inspected at its Irvine, California facility prior to shipment to customers. The Company ultimately plans to have the manufacturer ship products directly to the Company's subsidiaries and distributors for final integration of the products and shipment to customers. The Company expects to have all of its new products similarly manufactured and shipped by third parties in the future.

     Any termination of, or significant disruption in, the Company's relationship with the third-party manufacturers of its products may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components.
The Company has occasionally experienced and may in the future experience delays in delivery of products and delivery of products of inferior quality from some of its third-party manufacturers. Although alternate manufacturers are available to produce the Company's products, the number of manufacturers of some products is limited, and qualifying a replacement manufacturer could take several months. In addition, the Company's use of third-party manufacturers reduces control over product quality, manufacturing timing, yields and costs since the Company must rely on the third-party manufacturers' ability to identify the Company's requirements for products and components, the manufacturers' general competence and ability to progress along the learning curve relating to the manufacture of the Company's products, and the manufacturers' schedules and capacity. Disruption of the manufacture of the Company's products or failure of a third-party manufacturer to remain competitive in functionality or price could delay or interrupt the Company's ability to manufacture or deliver its products to customers on a timely basis and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, although arrangements with the Company's manufacturers may contain provisions for warranty obligations on the part of the third-party manufacturers, the Company remains primarily responsible to its customers for warranty obligations.

     The Company also depends upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components or failure of a third-party supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture or deliver its products to customers on a timely basis and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any factors, such as general adverse economic conditions, financial condition or government regulations and restrictions, that affect the Company's third-party manufacturers or suppliers could have a material adverse impact on the Company's business, financial condition and results of operations.

PRODUCT WARRANTY

     The Company's computer products have a warranty that covers defective material and workmanship during the twelve-month warranty period commencing on the date of delivery of the products. During the warranty period, the Company will, at its sole option, repair or replace parts found to be defective or refund the purchase price of products or parts. Certain of the Company's major distributors also provide warranty service for the Company's products.

COMPETITION

     The Company believes that the open system architecture of its products and systems integration services makes it well positioned to take advantage of the current POS marketplace. The migration to open systems architecture in the POS industry has been disruptive to many POS companies that built their businesses on the proprietary operating model. While the Company focuses on large-scale solutions to multi-site customer POS problems, companies promoting proprietary systems have faced significant pressure on their operating margins due to high product costs and substantial overheads. Many of these proprietary vendors have now left the POS marketplace through acquisitions or financial failure, and the remaining proprietary vendors generally have undergone reorganizations that have resulted in rapid exits from significant market segments and/or distribution channels. With the largest multinational open systems computer companies not yet fully appreciating the potential of the open systems POS market, the Company is focused on providing food service providers and retailers with cost-effective POS solutions that satisfy their POS needs, including system design, hardware and software installation and implementation and ongoing support and maintenance.

     The market for the Company's products and services is highly competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The Company expects to continue to experience significant and increasing levels of competition in the future, in part as open systems architecture in its targeted industries becomes more common. The principal elements of competition related to the Company's products include price, product features and performance, compatibility with open systems, quality and reliability, brand awareness, level of customer service and quality of display. The POS systems integration industry is also highly competitive and undergoing continual change. The principal elements of competition related to the Company's systems integration services include reputation, scope of services provided, availability of resources and price. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller service providers that have been able to develop strong local or regional customer bases. Most of the Company's competitors for its products and services, as well as certain potential competitors, are more established, benefit from greater name recognition, have significantly greater financial, technological, production and marketing resources, and have more extensive distribution networks than the Company.

     The Company believes the use of open systems architecture in its targeted industries is an important competitive element. Several of the Company's competitors currently also offer open systems and the Company believes that the number of competitors offering open systems solutions will grow over the next several years. The Company anticipates that a significant source of future competition may be from existing competitors in the POS products and services market that the Company believes are currently attempting to develop POS systems and support services utilizing open systems architecture. Due to the greater sales, marketing, product development and financial resources of the Company's competitors, the Company anticipates that competition from these competitors will intensify in the future. In order to effectively compete against these competitors, the Company will need to continue its growth trend and attain sufficient revenues to have the resources to timely develop new products and services in response to evolving technology and customer demands and to sell products and services through a broad distribution channel in competition with these other existing and potential competitors. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively in this marketplace.

     The Company's competitors include a substantial number of large well-established companies including International Business Machines (IBM), MICROS Systems, Inc., Par Technology Corporation, Radiant Systems, Inc., NCR Corp., Panasonic Communications and Systems Co., Fujitsu, Ltd. and ICL Retail Systems, each of which also offers open systems architecture products and services related thereto. There can be no assurance that the Company will be able to compete effectively or that these existing substantial competitors, or new competitors, will not develop competitive products and services with favorable pricing. Moreover, the Company has little or no proprietary barriers to entry that could keep its competitors from developing similar products or services and technology or selling competing products or services in the Company's markets.

     Increased competition from manufacturers or distributors of products similar to or competitive with the Company's products, or from service providers that provide services similar to the Company's services, could result in price reductions, reduced margins and loss of market share or could render the Company's technology obsolete, all of which could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to successfully compete in this marketplace or develop sufficient new products and services to remain competitive, and any failure to do so could have a material adverse effect on its results of operations and financial condition.

EMPLOYEES

     As of August 31, 1998 the Company had approximately 165 full-time employees, including 16 employed in sales and marketing, 118 employed in research and development, engineering, technical support and production, and 31 employed as administrative and support staff. None of the Company's employees are represented by unions, and the Company considers its employee relations to be good.

RISK FACTORS

LIMITED OPERATING HISTORY; RECENT OPERATING PROFITABILITY

     The Company was incorporated in September 1995 and has a limited operating history upon which to base an evaluation of its business and prospects. Although the Company had net income of approximately $1.0 million for its fiscal year ended June 30, 1998, the Company has experienced operating losses in the past. The Company's operating results for future periods are subject to all of the risks and uncertainties inherent in the development and maturation of the business. The Company anticipates that in the future it will make significant investments in its operations, particularly to support new product development and increased sales activities. The Company intends to make investments on an ongoing basis, primarily from cash generated from operations, and to the extent necessary, funds available from the Company's line of credit, as the Company develops and introduces new products and services and expands into new markets. There can be no assurance that recent revenue growth is indicative of future sales growth, if any. The Company has only recently achieved profitability on both a quarterly and annual basis, and there can be no assurance that the Company will be able to sustain profitability in any future period.

MANAGEMENT OF GROWTH

     The Company is currently experiencing rapid growth and expansion, which has placed, and will continue to place, a strain on its administrative, engineering and operating resources and increased demands on its systems and controls. The Company anticipates that continued growth will require it to recruit and hire a number of additional management personnel, particularly in operational management. There can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations may be materially and adversely affected.

     In addition, the Company plans to increase its operating expenses in order to expand its product line, increase its sales and marketing operations, increase the volume of products manufactured, develop new distribution channels, broaden its customer support capabilities, grow its international sales force, and develop and fully integrate its international operations. There can be no assurance that this internal expansion will be successfully implemented, that the cost of this expansion will not exceed the revenues generated, or that the Company's sales and marketing organization will be able to successfully compete against the significantly more extensive and well-funded sales and marketing operations of many of the Company's current or potential competitors, both domestically and internationally. Moreover, the foregoing expenses may be incurred prior to any potential positive impact on revenues. If these expenses are not subsequently followed by sufficient increased revenues, the Company's operating results and financial condition would be materially adversely affected. If the Company is unable to effectively execute its expansion, the Company's results of operations and financial condition could be materially adversely affected.

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

     The Company has experienced in the past and may in the future experience significant fluctuations in its operating results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders, some of which may be of significant size; seasonality of revenues; employee hiring and retention, particularly with respect to sales and consulting personnel; lengthy sales and implementation cycles; reduction in demand for existing products and services and shortening of product life cycles; the timing of the introduction of products, product enhancements or services by the Company or its competitors; competition and pricing in the POS systems industry; market acceptance of new products; service personnel utilization rates; the ability of the Company to expand its international and domestic sales, as well as the mix of such sales; foreign currency exchange rates; changes in the mix of products and services sold; general health of the restaurant industry, particularly the quick service restaurant segment; the ability of the Company to generate service agreements; product quality problems; the ability of the Company to control costs; the Company's success in establishing and expanding its direct and indirect distribution channels; the mix of distribution channels through which the Company's products are sold; and general economic conditions. The Company's products are typically shipped shortly after orders are received and, consequently, order backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter, and revenues for any future quarter are not predictable with any significant degree of accuracy. Product revenues are also difficult to forecast because the market for the Company's products is rapidly evolving and the Company's sales and implementation cycles, from initial evaluation to multiple product purchases and the provision of support services, vary substantially from customer to customer. The Company has in the past experienced and expects to continue to experience quarters or periods with individual product or service orders which are significantly larger than its typical product or service orders, adding to the unpredictability of the Company's revenues. The Company's expense levels, however, are based in significant part on the Company's expectations of future revenues and therefore are relatively fixed in the near term. In addition, the Company expects expense levels to increase in the near term as the Company attempts to expand its operations. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of the Company's expenses varies with its revenue in the near term. Moreover, the POS systems industry is generally dependent on system roll-outs with fixed time horizons. The Company's operating results, particularly with respect to its systems integration business, may vary significantly because of the Company's failure to obtain major projects, the cancellation or delays in the progress of major projects for any reason and the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis. The Company may also experience relatively weaker demand for its products in August, particularly in international markets, and December as a result of reduced sales activities during those months.

     As a result of the above factors, revenues and earnings for any quarter are subject to significant variation and the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Fluctuations in operating results may also result in volatility in the price of the Company's Common Stock. Accordingly, it is likely that in some future quarter the Company's total revenues or operating results will be below the expectations of public market analysts or investors. In such event, or in the event that adverse conditions prevail or are perceived to prevail generally or with respect to the Company's business, the price of the Common Stock would likely be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS

     The Company has recently acquired CCI Group, Inc., POSNET Computers, Inc. and Aspact IT Services Ltd. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the integration of management information and accounting systems of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. In particular, CCI, POSNET and Aspact, have self-contained management information and accounting systems, and the Company has not yet implemented a management information and accounting system that fully integrates each acquired entity's system and overall enterprise. Further, CCI, POSNET and Aspact are POS systems integrators and service providers and therefore operate in a market in which the Company has no direct prior experience. The Company currently intends as part of its business strategy to continue to pursue additional acquisitions of complementary businesses. The Company's management will be required to devote substantial time and attention to the integration of the recently acquired, or any future acquired, businesses and to any material operational or financial problems arising as a result of the acquisitions. There can be no assurance that operational or financial problems will not occur as a result of any acquisition. Failure to effectively integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company intends to continue to evaluate potential acquisitions of, or investments in, companies which the Company believes will complement or enhance its existing business. In July 1998, the Company entered into a letter of intent to acquire RGB/Trinet and Jade; however, there can be no assurance that the Company will consummate such acquisitions, or if consummated, that such acquisitions will ultimately be beneficial to the Company. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and other tangible assets which could adversely affect the Company's business, results of operations and financial condition. Except for the letter of intent to acquire RGB/Trinet and Jade, the Company currently does not have any arrangements or understandings with respect to any specific future acquisitions. There can be no assurance that the Company will be able to identify or consummate any acquisition in the future or, if consummated, that any acquisition will ultimately be beneficial to the Company.

RISKS OF INTERNATIONAL SALES AND INTERNATIONAL OPERATIONS

     The Company derived approximately 10% of its total revenues from sales outside North America, principally in Europe, in the year ended June 30, 1998. If the Company completes its acquisitions of RGB/Trinet and Jade, the Company anticipates that the percentages of revenues attributable to sales in international markets will increase. The Company believes that its growth and profitability will require additional expansion of its sales in foreign markets. The Company has sales or support staff located in Singapore, Australia and England. The Company's expansion into foreign countries has required and will continue to require significant management attention and financial resources, particularly with respect to the expansion of the Company's sales force, the transferring of a significant portion of the Company's manufacturing operations to a third-party manufacturer in Singapore, and the Company's operation and management of its recently acquired service-based subsidiary in Singapore.
To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition and results of operations would be materially adversely affected.

     In addition, there can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or services. Although the Company's product sales are currently denominated in U.S. dollars, the Company's international service contracts are currently denominated in local currency and, accordingly, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international service revenues may contribute to fluctuations in the Company's operating results. The Company does not currently utilize foreign currency hedging instruments. There can be no assurance that fluctuations in currency rates will not materially adversely impact the Company's business, financial condition and results of operations in the future. Additional risks inherent in the Company's international business activities, including its relationship with the expected third-party manufacturer of the Company's products in Singapore, include various and changing regulatory requirements, costs and risks of relying upon local subcontractors, increased sales and marketing and research and development expenses, export restrictions and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, longer payment cycles, seasonal reduction in business activities, potentially adverse tax laws, complex foreign laws and treaties and the potential for difficulty in accounts receivable collection. Any of these factors could have a material adverse effect on the Company's business, financial condition or results of operations. Certain of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect amounts owing to the Company should any customer refuse to pay such amounts. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA") which may place the Company at a competitive disadvantage to foreign companies that are not subject to the FCPA.

     To date, the Company has not been negatively affected by the recent turmoil in Asian markets; however, certain of the Company's customers, suppliers and third-party manufacturers located in Asian markets may encounter financial difficulties resulting from foreign currency fluctuations or other economic, social or political instabilities which could restrict their ability to fulfill their contractual obligations to the Company. In particular, the Company operates a consulting and systems integration subsidiary in Singapore and plans to transfer a significant portion of its manufacturing operations to a third-party manufacturer in Singapore. There can be no assurance that a decline in the value of any relevant foreign currency relative to the U.S. dollar or an economic, social or political change in any relevant country, will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

     The Company has derived, and believes that it may continue to derive, a significant portion of its revenues from a limited number of large customers. For the fiscal year ended June 30, 1998, AFC Enterprises, Inc. accounted for 11% of the Company's revenues. For the fiscal year ended June 30, 1997, ScanSource Inc. and CompUSA Inc. each accounted for 16% of the Company's revenues, respectively. Most customer product orders are placed within the quarter that delivery is expected; therefore, projections of future orders may be unreliable. In addition, the amount of the Company's products or services required by any of its customers can be adversely affected by a number of factors, including technological developments and the internal budget cycles of its customers. Moreover, the volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase the Company's products or services in a subsequent year. The completion, cancellation or significant reduction in the scope of a large customer product or service order, or the failure by the Company to obtain future orders from a significant customer, could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the Company's focus in specific vertical markets, economic and other conditions that affect these industries could lead to a reduction in capital spending by its target customers, which would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company's success is dependent, in part, upon the continued services of certain key executive officers, including Richard P. Stack, the Company's President and Chief Executive Officer, Robert D. Nichols, the Company's Executive Vice President and President of CCI Group, Inc., C. Norman Campbell, the Company's Vice President Engineering, and Horace M. Hertz, the Company's Chief Financial Officer and Secretary. The Company believes that its future success depends to a significant degree upon the continued contributions of its existing key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. The Company has entered into employment agreements with Messrs. Stack, Nichols and Campbell, and the Company carries key-man life insurance on Messrs. Stack and Campbell. The Company also believes its future success will also depend largely upon its ability to attract and retain highly-skilled hardware engineers, managerial, and sales and marketing personnel. Competition for such personnel is intense, and the Company competes in the market for personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The market for the Company's products and services is highly competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The Company expects to continue to experience significant and increasing levels of competition in the future, in part as open systems architecture in its targeted industries becomes more common. The principal elements of competition related to the Company's products include price, product features and performance, compatibility with open systems, quality and reliability, brand awareness, level of customer service and quality of display. The POS systems integration industry is also highly competitive and undergoing continual change. The principal elements of competition related to the Company's systems integration services include reputation, scope of services provided, availability of resources and price. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller service providers that have been able to develop strong local or regional customer bases. Most of the Company's competitors for its products and services, as well as certain potential competitors, are more established, benefit from greater name recognition, have significantly greater financial, technological, production and marketing resources, and have more extensive distribution networks than the Company.

     The Company believes the use of open systems architecture in its targeted industries is an important competitive element. Several of the Company's competitors currently also offer open systems and the Company believes that the number of competitors offering open systems solutions will grow over the next several years. The Company anticipates that a significant source of future competition may be from existing competitors in the POS products and services market that the Company believes are currently attempting to develop POS systems and support services utilizing open systems architecture. Due to the greater sales, marketing, product development and financial resources of the Company's competitors, the Company anticipates that competition from these competitors will intensify in the future. In order to effectively compete against these competitors, the Company will need to continue its growth trend and attain sufficient revenues to have the resources to timely develop new products and services in response to evolving technology and customer demands and to sell products and services through a broad distribution channel in competition with these other existing and potential competitors. No assurance can be given that the Company will be able to grow sufficiently to enable it to compete effectively in this marketplace.

     The Company's competitors include a substantial number of large well-established companies including International Business Machines (IBM), MICROS Systems, Inc., Par Technology Corporation, Radiant Systems, Inc., NCR Corp., Panasonic Communications and Systems Co., Fujitsu, Ltd. and ICL Retail Systems, each of which also offers open systems architecture products and services related thereto. There can be no assurance that the Company will be able to compete effectively or that these existing substantial competitors, or new competitors, will not develop competitive products and services with favorable pricing. Moreover, the Company has little or no proprietary barriers to entry that could keep its competitors from developing similar products or services and technology or selling competing products or services in the Company's markets.

     Increased competition from manufacturers or distributors of products similar to or competitive with the Company's products, or from service providers that provide services similar to the Company's services, could result in price reductions, reduced margins and loss of market share or could render the Company's technology obsolete, all of which could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to successfully compete in this marketplace or develop sufficient new products and services to remain competitive, and any failure to do so could have a material adverse effect on its results of operations and financial condition.

DISTRIBUTION RISKS

     The Company presently markets its products primarily through OEMs, VARs and direct sales to end-users, and intends to continue to utilize these distribution channels in the future. Moreover, as part of the Company's strategy to increase international sales, the Company will need to more fully develop similar distribution channels in international markets. The Company also anticipates that its services business will increase in the future, resulting in a greater emphasis on marketing and distributing directly to end users. As the Company increasingly relies on direct sales to end users, the Company anticipates competing to a certain extent with its OEMs and VARs. This competition may harm the Company's relationship with certain of its OEMs and VARs, potentially resulting in the termination of some relationships with the Company. Failure by the Company to expand its distribution channels, develop its international distribution channels or manage any potential channel conflicts could have a material adverse effect on the Company's growth. Moreover, any factors, such as general adverse economic conditions, high inventory levels, financial condition, marketing considerations or governmental regulations and restrictions, that affect the ability of the Company's resellers to sell the Company's products will adversely affect the Company's sales and could have a material adverse impact on the Company's financial condition and results of operations.

     There can be no assurance that the Company will be able to attract resellers or OEMs that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service or that the Company will be able to manage conflicts among its resellers and/or OEMs. In addition, the Company's agreements with resellers typically do not restrict resellers from distributing competing products, and in most cases may be terminated by either party without cause. The inability to recruit, manage or retain important resellers or OEMs, or their inability to penetrate their respective market segments, could materially adversely affect the Company's financial condition and results of operations.

     The Company's future success will also depend in part upon the ability of the Company to attract, integrate, train, motivate and retain sales and technical support personnel. The Company intends to rely more heavily in the future on direct sales to end users, and there can be no assurance that the Company's efforts to expand its direct sales force will be successful or that the cost of these efforts will not exceed the revenue generated. In addition, the Company expects to experience a significant time lag between the date sales personnel are hired and the date sales personnel become fully productive. The Company's inability to manage its sales force expansion effectively could have a material adverse effect on the Company's business, financial condition and results of operations. Competition for sales and support personnel is intense, and the Company competes in the market for sales personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There also can be no assurance that the Company will be successful in attracting and retaining sales personnel, and the loss of certain sales personnel or the Company's inability to attract and retain other qualified sales personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY.

     Computer products and systems as complex as those sold by the Company often contain undetected errors or performance problems, particularly during new and enhanced product launches. Despite product testing prior to introduction, the Company's products have in the past, on occasion, contained errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. In addition, the Company's computer products have a warranty that covers defective material and workmanship during the twelve-month warranty period commencing on the date of delivery of the products. Any future defects discovered after shipment of the Company's products could result in loss of sales, delays in or elimination of market acceptance, damage to its brand or to the Company's reputation, or product returns and warranty costs, particularly in the quick service restaurant market where certain product defects could cause a restaurant's POS systems and cash registers to be inoperable for periods of time. Any loss of sales, delays in market acceptance or product returns and warranty costs that result from defects discovered after shipment could have a material adverse effect on the Company's business, financial condition and results of operations. The Company attempts to make adequate allowance in its new product release schedule for testing of product performance. Because of the complexity of the Company's products, however, the release of new products by the Company may be postponed should test results indicate the need for redesign and retesting, or should the Company elect to add product enhancements in response to customer feedback. In addition, third-party products, upon which the Company's products are dependent, may contain defects which could reduce or undermine entirely the performance of the Company's products.

     In addition, although the Company's sales agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims, there can be no assurance that these limitations of liability would be enforceable or would otherwise protect the Company from liability for damages to a customer resulting from a defect in one of the Company's products. Although the Company maintains product liability insurance covering certain damages arising from implementation and use of the Company's products, there can be no assurance that this insurance would cover or be sufficient to cover any claims sought against the Company.
 Any product liability or other claims against the Company, if successful and of sufficient magnitude, could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON THIRD-PARTY MANUFACTURERS AND SUPPLIERS

     Although the Company has capacity to manufacture limited volumes of its products, the Company currently relies upon, and intends in the future to rely more heavily upon, third-party manufacturers for the manufacture, assembly and subassembly of its products. In particular, the Company intends to transfer a significant portion of its manufacturing operations to a third-party manufacturer in Singapore. Any termination of, or significant disruption in, the Company's relationship with third-party manufacturers of its products may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components. The Company has occasionally experienced and may in the future experience delays in delivery of products and delivery of products of inferior quality from some of its third-party manufacturers. Although alternate manufacturers are available to produce the Company's products, the number of manufacturers of some products is limited, and qualifying a replacement manufacturer could take several months. In addition, the Company's use of third-party manufacturers reduces direct control over product quality, manufacturing timing, yields and costs since the Company must rely on the third-party manufacturers' ability to identify the Company's requirements for products and components, the manufacturers' general competence and ability to progress along the learning curve relating to the manufacture of the Company's products, and the manufacturers' schedules and capacity. Disruption of the manufacture of the Company's products or failure of a third-party manufacturer to remain competitive in functionality or price could delay or interrupt the Company's ability to manufacture or deliver its products to customers on a timely basis and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, although arrangements with the Company's manufacturers may contain provisions for warranty obligations on the part of the third-party manufacturers, the Company remains primarily responsible to its customers for warranty obligations.

     The Company also depends upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components or failure of a third-party supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture or deliver its products to customers on a timely basis and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any factors, such as general adverse economic conditions, financial condition or government regulations and restrictions, that affect the Company's third-party manufacturers or suppliers could have a material adverse impact on the Company's business, financial condition and results of operations.

RISK OF EXPANSION IN CERTAIN MARKET SECTORS

     Although the Company has historically sold most of its products and services to the food service industry, the Company is increasingly focusing on selling its products and services to retailers and the industrial market. To date, the Company has only recognized a limited amount of revenue in these markets. There can be no assurance that the Company's products and services will gain acceptance in or meet these sectors' expectations and needs. In addition, the Company may attempt to penetrate other markets. The inability of the Company, for any reason, to successfully sell its products and services into these markets could materially adversely affect the Company's growth.

EVOLVING TECHNOLOGY AND MARKET

     The POS computer industry is characterized by evolving technology and industry standards. The Company's touch screen computers presently consist of the Javelin-Wedge 5, the Javelin-Wedge P, the Javelin-LC and the Javelin-LCP, which are sold in various configurations to meet the needs of the Company's customers. The Company is in the process of developing additional touch screen computers and intends to introduce new products during the fiscal year ending June 30, 1999, although no assurance can be given that the Company will be successful in developing or introducing any new products. The Company's success will depend, in part, on its ability to maintain and enhance its existing products and broaden its product offerings by developing and introducing new products that keep pace with technological developments in a cost effective manner, respond to evolving customer preferences and requirements and achieve market acceptance. Lack of market acceptance for the Company's existing or new products, the Company's failure to introduce new products in a timely or cost-effective manner or the Company's failure to achieve a technological advantage over its competition while also remaining price competitive, could materially adversely affect the Company's results of operations and financial condition. There can be no assurance that the Company will be successful in its product development efforts. In addition, there can be no assurance that the Company's products, even if successfully developed, will achieve timely market acceptance. Moreover, the introduction of products embodying new technology and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable.

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

LACK OF PATENT PROTECTION

     The Company holds no patents and believes that its competitive position is not materially dependent upon patent protection. The Company believes that most of the technology used in the design and manufacture of most of the Company's products is generally known and available to others. Consequently, there can be no assurances that others will not develop, market and sell products substantially equivalent to the Company's products, or utilize technologies similar to those used by the Company. The Company is aware of at least one competitor that has attempted to copy the Company's products in the past, and there can be no assurance that similar attempts will not be made in the future. Although the Company believes that its products do not infringe on any third party's patents, there can be no assurance that the Company will not become involved in litigation involving patents or proprietary rights. Patent and proprietary rights litigation entails substantial legal and other costs, and there can be no assurance that the Company will have the necessary financial resources to defend or prosecute its rights in connection with any litigation. Responding to, defending or bringing claims related to the Company's rights to its intellectual property may require the Company's management to redirect its resources to address these claims, which could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROL BY MANAGEMENT AND EXISTING STOCKHOLDERS

     The Company's principal stockholders, executive officers, directors and affiliated individuals and entities together beneficially own approximately 53.9% of the outstanding shares of the Company's Common Stock. As a result, these stockholders, acting together, may be able to influence significantly and possibly control most matters requiring approval by the stockholders of the Company, including approval of amendments to the Company's Certificate of Incorporation, mergers, sales of all or substantially all of the assets of the Company, going private transactions and other fundamental transactions. In addition, the Company's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers of the Company, together with the Company's principal stockholders, may be able to control the election of the members of the Board of Directors of the Company. Such a concentration of ownership could have an adverse effect on the price of the Common Stock, and may have the effect of delaying or preventing a change in control of the Company, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

FUTURE CAPITAL REQUIREMENTS

     The Company has expended and will continue to expend substantial funds on expansion of its sales and marketing efforts, expansion of its services business, potential acquisitions and product development. Consequently, the Company may require additional funds to finance its operations. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the Company's products and services, the progress of the Company's product development efforts, and the Company's management of its cash, accounts payable, inventory and other working capital items. There can be no assurance that, if required by the Company in the future, funds will be available on terms satisfactory to the Company, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing stockholders of the Company will be reduced, the existing stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Additionally, any debt financing that may be available to the Company may include restrictive covenants on the Company. Any inability to obtain needed funding on satisfactory terms may require the Company to reduce planned capital expenditures, to scale back its manufacturing or other operations or to enter into financing arrangements on terms which it would not otherwise accept, and could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON INDEPENDENT SOFTWARE PROVIDERS

     The Company produces PC-based open system hardware for the food service and retail industries; however, the Company does not develop software. Consequently, the Company is dependent upon third party software providers to develop the POS application software that operates on the Company's hardware platform. As in other sectors of the computer industry, hardware sales can often be driven by advances in software technology. Accordingly, if software providers do not, or are unable to, continue to provide state-of-the-art POS application software that runs on the Company's hardware, the Company's financial condition and results of operations could be materially adversely affected.

IMPACT OF YEAR 2000

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is reviewing both its information technology and its non-information technology systems to determine whether they are year 2000 compliant, and to date the Company has not identified any material systems which are not year 2000 compliant. The Company has not made any material expenditure to address the year 2000 problem and at present does not anticipate that it will be required to make any such material expenditures in the future.

    The Company has initiated formal communications with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the year 2000 problem. Although the Company has received verbal assurances of year 2000 compliance from certain of such third parties, the Company has not yet received written assurances of year 2000 compliance from the third parties with whom it has relationships. The Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. In the event that the Company's suppliers are unable to provide sufficient quantities of materials or goods to the Company as a result of their failure to be year 2000 compliant, the Company believes that it can obtain adequate supplies of materials and goods at comparable prices from other sources. In the event that the Company's OEMs and VARs are adversely affected by any failure to become year 2000 compliant and are therefore unable to purchase anticipated quantities of the Company's products on a timely basis, the Company may seek to replace such OEMs and VARs. Nevertheless, the Company believes that any year 2000 compliance problems of its suppliers, OEMs or VARs could cause the Company's results of operations to fluctuate on a period to period basis. Uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant. Any year 2000 compliance problem of either the Company or third parties with whom the Company has relationships could materially adversely affect the Company's business, financial condition or results of operations.

     The Year 2000 problem could also have an effect on the Company's revenues. Demand for the Company's products and services may decline after January 1, 2000 as the Company may not be able to incorporate its products and services into a customer's Year 2000 driven POS retrofit. Similarly, many companies may spend substantial resources to prevent or minimize problems associated with the Year 2000 problem and therefore may choose not to, or not have the budget capacity to, upgrade their current POS systems for some period of time. Any lessening of demand for the Company's products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

     The market price of the Common Stock has been, and is likely to continue to be, volatile. Factors such as announcements of new customer orders or services by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts, government regulatory actions, general conditions in the market for POS systems, overall stock market conditions and other factors may have a significant impact on the market price of Common Stock. In addition, in recent periods the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock. In addition, in the past the Company has not experienced significant trading volume in its Common Stock, has not been actively followed by stock market analysts and has had limited market-making support from broker-dealers. If greater market-making support is not generated, supported by broader analyst coverage, resulting in greater average trading volume in the Company's Common Stock, there can be no assurance that an adequate trading market will exist to sell large positions in the Company's Common Stock.

POSSIBLE ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS

     The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's stockholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions as determined by the Board of Directors. Although the Company has no present plans to issue shares of Preferred Stock, the issuance of any additional shares of Preferred Stock in the future could affect the rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its present owners. The issuance of Preferred Stock, rights to purchase Preferred Stock or additional shares of Common Stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of Preferred Stock or additional shares of Common Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock or limit the price that investors might be willing to pay for shares of the Company's Common Stock. Further, the Company's Restated Certificate of Incorporation (the "Restated Certificate") provides that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by written consent. Special meetings of the stockholders of the Company may be called only by the Chairman of the Board of Directors, the Chief Executive Officer of the Company, by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors or by the holders of 10% of the outstanding voting stock of the Company. The Restated Certificate and the Company's Bylaws also provide for staggered terms for the members of the Board of Directors. These and other provisions contained in the Restated Certificate and the Company's Bylaws, as well as certain provisions of Delaware law, could delay or make more difficult certain types of transactions involving an actual or potential change in control of the Company or its management (including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices) and may limit the ability of stockholders to remove current management of the Company or approve transactions that stockholders may deem to be in their best interests and, therefore, could adversely affect the price of the Company's Common Stock.

ITEM 2.   DESCRIPTION OF PROPERTY

          The Company's executive offices, research and product development, warehousing and distribution facilities are currently housed in a single leased industrial unit comprised of approximately 29,000 square feet located in Irvine, California. Under the terms of the lease, the Company presently pays rent of approximately $23,500 per month with predetermined monthly rent increases at annual intervals. The lease expires in July 2003. CCI Group, Inc. leases a warehousing and distribution facility of approximately 11,700 square feet in Earth City, Missouri under a lease that expires on October 31, 1998 and provides for monthly rental of approximately $8,700. CCI Group, Inc. is in the process of seeking larger facilities; however, no lease has been consummated.

ITEM 3.   LEGAL PROCEEDINGS

          The Company is not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                      PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol "JVLN." The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by Nasdaq. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

 YEAR ENDED JUNE 30, 1997                          HIGH       LOW
                                                  -----      -----
      Second Quarter (from October 25, 1996)      5 1/2      4 1/2
      Third Quarter                               5 1/2      4 1/2
      Fourth Quarter                              6 3/8      4 5/8

 YEAR ENDED JUNE 30, 1998
      First Quarter                               11 1/4     4 1/2
      Second Quarter                              10 13/16   8 1/2
      Third Quarter                               10 3/4     7 1/2
      Fourth Quarter                              15         9 3/8

     There were approximately 73 holders of record as of September 10, 1998. This number does not reflect the number of beneficial holders of the Company's Common Stock which the Company believes to be in excess of 600 holders.

     No dividends have been declared or paid on the Company's Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's loan agreement prohibits the payment of cash dividends on its capital stock without the consent of the bank.

     RECENT SALES OF UNREGISTERED SECURITIES.

     The Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act") since July 1, 1997:

     1. On December 19, 1997, the Company issued an aggregate of 225,000 shares of the Company's Common Stock to Mark LeMay, Paul Amestoy, Greg Kosin and Ralph E. Rudzik, Jr. in consideration for all of the outstanding capital stock of POSNET Computers, Inc., a California corporation ("POSNET"). The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 506 promulgated thereunder.

     2. On December 22, 1997, the Company issued a warrant to purchase up to 10,000 shares of the Company's Common Stock to L.H. Friend, Weinress, Frankson & Presson, Inc. at an exercise price of $9.36 per share. The issuance of the warrant and the Common Stock underlying the warrant are deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act.

     3. On December 22, 1997, the Company issued an aggregate of 670,000 shares of the Company's Common Stock to Robert Nichols, Robert Hess, Melissa Sobo and Renee Voirol in consideration for all of the outstanding capital stock of CCI Group, Inc., a Missouri corporation. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act and Rule 506 promulgated thereunder.

     4. On March 31, 1998, the Company issued and aggregate of 18,750 shares of the Company's Common Stock to Mark LeMay, Paul Amestoy, Greg Kosin and Ralph
E. Rudzik, Jr. as further consideration for all of the outstanding capital stock of POSNET pursuant to the earnout provisions of the Stock Purchase Agreement dated December 19, 1997, among the Company, POSNET, Mark LeMay, Paul Amestoy, Greg Kosin and Ralph E. Rudzik,

Jr. The issuance of the Common Stock was deemed to be exempt from registration under the Act pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

     5. On April 23, 1998, the Company issued an aggregate of 36,362 shares of the Company's Common stock to Meridian Capital group, Inc ("Meridian") and certain officers of Meridian upon exercise of warrants held by such entity and individuals pursuant to the net-exercise provision contained in such warrants. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) under the Act.

     6. On May 10, 1998, the Company issued 15,300 shares of the Company's Common Stock to Aspact Enterprise, Ltd. as partial consideration for all of the outstanding capital stock of Aspact IT Services Pte Ltd., a corporation organized under the laws of Singapore. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act.

     7. On June 9, 1998, the Company issued warrants to purchase an aggregate of 25,000 shares of the Company's Common Stock to L.H. Friend, Weinress, Frankson & Presson, Inc. ("L.H. Friend") and certain of L.H. Friend's officers at an exercise price of $12.65 per share. The issuance of such warrants and the Common stock underlying such warrants was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act.

     8. On June 12, 1998, the Company issued a warrant to purchase 100,000 shares of the Company's Common Stock to Finova Capital Corporation ("FINOVA") at an exercise price per share of $9.00. The issuance of the warrant and the Common Stock underlying the warrant was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act.

     The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Registrant.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements that include risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-KSB.

OVERVIEW

    The Company was incorporated in September 1995 and commenced shipping its initial products in December 1995. From its inception through the quarter ended March 31, 1997, the Company experienced operating losses primarily as a result of costs incurred in connection with product development and the establishment of distribution channels, partially offset by revenues from product sales. Javelin sells its hardware products through its direct sales force and indirectly through OEMs and VARs.

    In December 1997, the Company acquired all of the outstanding capital stock of CCI Group, Inc. ("CCI") and POSNET Computers, Inc. ("Posnet"). CCI and Posnet have been combined and now operate as CCI. CCI sells the Javelin product line as well as hardware from other manufacturers and provides POS systems integration and support services directly to end-users. These acquisitions were consummated to enable the Company, among other things, to sell products and services directly to large end-users and to capture a greater proportion of each customer's POS system expenditures, including system design, installation, maintenance and help desk. These acquisitions and increased product sales have resulted in substantial growth in revenues, operating profits and net income.

    Through March 31, 1998, substantially all of the Company's sales had been made to domestic customers. To implement its marketing strategy internationally, the Company established foreign subsidiaries in March and April 1998 in England, Singapore and Australia and in July 1998 entered into a letter of intent to acquire all of the outstanding capital stock of two companies based in England, RGB/Trinet Limited ("RGB/Trinet") and Jade Communications Limited ("Jade"). In addition to the ongoing service revenues that Jade's existing operations may generate, the Company anticipates that these acquisitions will increase international sales of Javelin's product line through indirect distribution channels. Although the Company is not presently contemplating the acquisition of companies other than RGB/Trinet and Jade, the Company may pursue opportunities, if they arise, for strategic acquisitions both domestically and internationally.

    The acquisitions of CCI and Posnet were accounted for using the purchase method, and accordingly, the results of operations of these subsidiaries have been consolidated with those of the Company commencing on the respective dates of acquisition. The acquisitions of RGB/Trinet and Jade, if completed, will also be accounted for using the purchase method, and accordingly, their results of operations will be included with those of the Company from the date of any such acquisition. The Company amortizes goodwill resulting from its acquisitions over 25 years.

    The replacement cycle for hardware in the POS food service industry is generally long, and consequently, revenues for hardware products to a specific end-user tend to be non-recurring. Certain services, such as system design and installation, also tend to be non-recurring. Other services, such as maintenance and help desk, are of an ongoing nature, and the related revenues tend to be recurring. Through December 31, 1997, the Company's revenues consisted solely of product sales. Due to the acquisition of CCI, service revenues represented 11.3% of total revenues in the six months ended June 30, 1998 and 8.5% in fiscal 1998. The Company anticipates that service revenues in the future will increase and become a more significant percentage of total revenues.

    If the Company's strategy to increase sales to large end-users who have volume purchasing power is successful, the Company believes its gross margins may decline over time. Notwithstanding such potential decline in gross margins, the Company believes that increased sales to large end-users may improve operating margins because (i) related sales and marketing costs as a percentage of revenues may be lower than the costs incurred to generate sales to indirect distribution channels, and (ii) increased related general and administrative costs necessary to support the additional revenues should not be significant. In addition, sales to large end-users may result in significant variations in revenues or profits from period to period due to, among other things, the timing and size of large orders, delays in system installations or the Company's inability to generate new sales on a timely basis to large end-users.

    Revenues from product sales are generated from the sale of hardware manufactured by Javelin and other independent manufacturers and are recorded as the products are shipped. Service revenues are generated by the installation of products and the provision of consulting and other services. Service revenues are recognized upon the completion of installation or ratably over the term of related contracts.

    Cost of revenues from product sales consists of the acquisition costs of non-Javelin product line hardware that is resold by the Company and the costs of components and payroll and related costs for assembly, manufacturing, purchasing, quality control and repairs of Javelin products. The cost of the components incorporated in the Javelin product line represents in excess of 85% of the total cost of such products. The cost of five components represents in excess of 80% of the cost of all components included in the Javelin product line. While the Company has in the past experienced reductions in the cost of components due to increased volume of purchases, it believes that these costs have now stabilized and that further material reductions may be difficult to achieve. The Company is in the process of qualifying two independent outside contract manufacturers to assist the Company in the manufacturing of new products and with increased capacity needs for existing products. The Company anticipates that the cost of manufacturing its products will not be affected by the shifting of production to outside contract manufacturers. Cost of service revenues consists primarily of payroll and related costs for the technical and support staff providing the services.

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

                                                                      YEARS ENDED JUNE 30,
                                                                 -------------------------------
                                                                   1996       1997       1998
                                                                 ---------  ---------  ---------
Revenues:

  Product sales................................................      100.0%     100.0%      91.5%
  Service......................................................     --         --            8.5
                                                                 ---------  ---------  ---------
Total revenues.................................................      100.0      100.0      100.0
                                                                 ---------  ---------  ---------
Cost of revenues:
  Cost of product sales(1).....................................       75.4       78.4       73.1
  Cost of services(1)..........................................     --         --           75.8
                                                                 ---------  ---------  ---------
Total cost of revenues.........................................       75.4       78.4       73.3
                                                                 ---------  ---------  ---------
Gross profit...................................................       24.6       21.6       26.7
                                                                 ---------  ---------  ---------
Operating expenses:
  Research and development.....................................        3.2        5.7        2.9
  Selling and marketing........................................        5.7        5.6        4.0
  General and administrative...................................       16.7       12.2       14.2
                                                                 ---------  ---------  ---------
Total operating expenses.......................................       25.6       23.5       21.1
                                                                 ---------  ---------  ---------
Income (loss) from operations..................................       (1.0)      (1.9)       5.6
Interest expense...............................................       (2.7)     (10.1)      (0.4)
Other income...................................................     --         --            0.2
Interest income................................................     --            0.2     --
Provision for income taxes.....................................     --         --           (2.0)
                                                                 ---------  ---------  ---------
Net income (loss)..............................................       (3.7)%     (11.8)%       3.4%
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------

------------------------

(1) Expressed as a percentage of related revenues, not of total revenues.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

    REVENUES. Revenues increased by 322.9% to $29.6 million in fiscal 1998 compared to revenues of $7.0 million in fiscal 1997. The change is due to a 154.2% increase in revenues relating to Javelin product sales of $10.8 million, product sales from CCI of $8.4 million, service revenues from CCI of $2.5 million and revenues derived primarily from the sale of products by the Company's newly established foreign subsidiaries of $900,000. The increase relating to Javelin is attributable primarily to increases in the number of units sold as the average sales price of Javelin products remained relatively constant in fiscal 1997 and 1998.

    GROSS PROFIT. Gross profit increased by 422.1% to $7.9 million in fiscal 1998 compared to a gross profit of $1.5 million in fiscal 1997. The change is due to a 224.0% increase in gross profit relating to Javelin of $3.4 million, gross profit relating to hardware sales by CCI of $2.2 million, gross profit relating to services provided by CCI of $500,000 and gross profit from the newly established foreign subsidiaries of $300,000. Gross margins on revenues from product sales increased to 26.9% in fiscal 1998 from 21.6% in fiscal 1997 primarily due to a reduction in the cost of its products and the realization of manufacturing efficiencies. The reduction in the cost of the Company's products was attributable to decreases in prices from the Company's suppliers resulting from increased volume of purchases by the Company. The increased gross margins on revenues from product sales were partially offset by lower gross margins on sales of non-Javelin products by CCI. Gross margin on service revenues were 24.2% in fiscal 1998. The Company anticipates that annual gross margins will not increase in fiscal 1999.

    RESEARCH AND DEVELOPMENT EXPENSES. All research and development is performed by Javelin at its corporate headquarters. Research and development expenses consist primarily of payroll and related costs and the cost of tooling and prototypes. The Company expenses research and development costs as incurred. Research and development expenses increased by 120.5% to $900,000 in fiscal 1998 compared to research and development expenses of $400,000 in fiscal 1997. The increase is primarily attributable to increased payroll costs due to the hiring of additional engineers. The Company anticipates a continued increase in research and development expenses primarily due to the anticipated introduction of several new products and enhancements to existing products.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of payroll and related costs, including commissions, of salespersons and of the customer service department, and of travel, entertainment and advertising costs. Selling and marketing expenses increased by 201.9% to $1.2 million in fiscal 1998 compared to selling and marketing expenses of $400,000 in fiscal 1997. The increase is primarily attributable to additional personnel and advertising costs associated with the growth of the business. The Company anticipates that selling and marketing costs will increase as the Company increases its sales force, both domestically and internationally, and attempts to enhance the recognition of its brand name; however, to the extent that revenues increase in future periods, the Company anticipates that such costs may decrease as a percentage of revenues.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses consist primarily of payroll and related costs, facility costs, depreciation and amortization and costs associated with being a public company. General and administrative expenses increased by 387.9% to $4.2 million in fiscal 1998 compared to general and administrative of $900,000 in fiscal 1997. The change is due to an increase in general and administrative expenses relating to Javelin of $1.2 million (138.9%), general and administrative expenses from the acquired domestic subsidiaries of $1.9 million and general and administrative expenses from the newly established foreign subsidiaries of $300,000. As a percentage of revenues, general and administrative expenses increased from 12.2% to 14.2%. The increase at Javelin consisted primarily of increased payroll costs due primarily to an increase in the number of employees, increased facility costs due to relocations and costs associated with being a public company. The Company believes that general and administrative expenses will continue to increase as the Company invests additional resources to improve its operating systems, to expand its international presence and to sustain its anticipated continued growth; however, to the extent that revenues increase in future periods, the Company anticipates that general and administrative expenses may remain relatively constant as a percentage of revenues.

    INTEREST EXPENSE. Interest expense decreased by $600,000 to $100,000 in fiscal 1998 compared to interest expense of $700,000 in fiscal 1997. The decrease is due to the inclusion of $600,000 in interest expense in fiscal 1997 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense incurred in fiscal 1997 is attributable to the imputation of interest based upon the fair value of the warrants and did not represent a cash expense to the Company.

    INCOME TAXES. A provision for federal, state and foreign income taxes of $600,000 was required in fiscal 1998 since the Company generated taxable income while no provision was required for fiscal 1997 as the Company incurred a net taxable loss for that period. The tax benefits of the Company's historical operating losses were realized during the year ended June 30, 1998 resulting in an effective tax rate lower than the U.S. statutory tax rate. The Company anticipates that in the future its tax rate on U.S. income will increase due to the lack of additional tax benefits and the non-deductibility of certain expenses, including the amortization of goodwill. This anticipated increase may be mitigated to the extent that increases from revenues result from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

    REVENUES. Revenues increased by 379.3% to $7.0 million in fiscal 1997 compared to revenues of $1.5 million in fiscal 1996. The increase is attributable primarily to increases in the number of units sold.

    GROSS PROFIT. Gross profit increased by 321.6% to $1.5 million in fiscal 1997 compared to a gross profit of $359,000 in fiscal 1996. Gross margins decreased to 21.6% in fiscal 1997 from 24.6% in fiscal 1996 primarily due to component cost increases.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses increased by 747.5% to $396,000 in fiscal 1997 compared to research and development expenses of $47,000 in fiscal 1996, primarily due to increased payroll costs and the introduction of two new products.

    SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased by 368.1% to $391,000 in fiscal 1997 compared to selling and marketing expenses of $84,000 in fiscal 1996, primarily due to additional personnel necessary to manage the activities of an increased number of VAR and OEM customers and the introduction of new products.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased by 251.3% to $860,000 in fiscal 1997 compared to general and administrative expenses of $245,000 in fiscal 1996, primarily due to an increased in payroll costs and consulting fees.

    INTEREST EXPENSE. Interest expense increased by $671,000 to $709,000 in fiscal 1997 compared to interest expense of $38,000 in fiscal 1996. The increase is due to the inclusion of $636,000 in interest expense in fiscal 1997 related to warrants issued in connection with certain promissory notes. This non-recurring interest expense in fiscal 1997 is attributable to the imputation of interest based upon the fair market value of the warrants and did not represent a cash expense to the Company.

    INCOME TAXES. A provision for income taxes was not required for fiscal 1997 as the Company incurred a net taxable loss for that period.

QUARTERLY RESULTS OF OPERATIONS

    The following tables present quarterly operating results for fiscal 1998. This information has been derived from unaudited consolidated financial statements and has been prepared on the same basis as the Javelin Consolidated Financial Statements which appear elsewhere in this Prospectus. In the opinion of the Company's management, this information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of such information in accordance with generally accepted accounting principles. The operating results for any quarter are not necessarily indicative of the results for any future period.

                                                                    QUARTER ENDED
                                    -----------------------------------------------------------------------------
                                     SEPTEMBER 30, 1997     DECEMBER 31, 1997     MARCH 31, 1998   JUNE 30, 1998
                                    ---------------------  --------------------  ----------------  --------------
Revenues:
  Product sales...................      $   2,950,100          $  4,452,200       $    9,357,400    $ 10,372,500
  Service.........................           --                     --                 1,286,000       1,227,700
                                          -----------           -----------      ----------------  --------------
    Total revenues................          2,950,100             4,452,200           10,643,400      11,600,200
                                          -----------           -----------      ----------------  --------------
Cost of revenues:
  Cost of product sales...........          2,268,800             3,427,500            6,864,100       7,270,800
  Cost of service.................           --                     --                   891,700       1,012,900
                                          -----------           -----------      ----------------  --------------
    Total cost of revenues........          2,268,800             3,427,500            7,755,800       8,283,700
                                          -----------           -----------      ----------------  --------------
Gross profit......................            681,300             1,024,700            2,887,600       3,316,500
                                          -----------           -----------      ----------------  --------------
Operating expenses:
  Research and development........            137,200               169,500              250,100         317,200
  Selling and marketing...........            147,500               261,300              438,100         333,000
  General and administrative......            374,700               448,200            1,581,700       1,791,000
                                          -----------           -----------      ----------------  --------------
    Total operating expenses......            659,400               879,000            2,269,900       2,441,200
                                          -----------           -----------      ----------------  --------------
Income from operations............             21,900               145,700              617,700         875,300
Interest expense..................             (1,900)               (6,900)             (26,800)        (79,400)
Other income (expense)............             (2,800)                8,900               23,200          11,900
Interest income...................              3,900                 4,100                2,200           2,000
                                          -----------           -----------      ----------------  --------------
Income before income taxes........             21,100               151,800              616,300         809,800
Provision for income taxes........           --                     (59,200)            (262,900)       (262,800)
                                          -----------           -----------      ----------------  --------------
Net income........................      $      21,100          $     92,600       $      353,400    $    547,000
                                          -----------           -----------      ----------------  --------------
                                          -----------           -----------      ----------------  --------------

                                                                      QUARTER ENDED
                                    ----------------------------------------------------------------------------------
                                      SEPTEMBER 30, 1997       DECEMBER 31, 1997     MARCH 31, 1998     JUNE 30, 1998
                                    -----------------------  ---------------------  -----------------  ---------------
Revenues:
  Product sales...................             100.0%                  100.0%                87.9%            89.4%
  Service.........................                --                      --                 12.1              10.6
                                               -----                   -----                -----             -----
    Total revenues................             100.0                   100.0                100.0             100.0
                                               -----                   -----                -----             -----
Cost of revenues:
  Cost of product sales(1)........              76.9                    77.0                 73.4              70.1
  Cost of service(1)..............                --                      --                 69.3              82.5
                                               -----                   -----                -----             -----
    Total cost of revenues........              76.9                    77.0                 72.9              71.4
                                               -----                   -----                -----             -----
Gross profit......................              23.1                    23.0                 27.1              28.6
                                               -----                   -----                -----             -----
Operating expenses:
  Research and development........               4.7                     3.8                  2.3               2.7
  Selling and marketing...........               5.0                     5.9                  4.1               2.9
  General and administrative......              12.7                    10.0                 14.9              15.4
                                               -----                   -----                -----             -----
    Total operating expenses......              22.4                    19.7                 21.3              21.0
                                               -----                   -----                -----             -----
Income from operations............               0.7                     3.3                  5.8               7.6
Interest expense..................                --                    (0.2)                (0.2)             (0.7)
Other income (expense)............              (0.1)                    0.2                  0.2               0.1
Interest income...................               0.1                     0.1                   --                --
                                               -----                   -----                -----             -----
Income before income taxes........               0.7                     3.4                  5.8               7.0
Provision for income taxes........                --                    (1.3)                (2.5)             (2.3)
Net income........................               0.7%                    2.1%                 3.3%              4.7%

------------------------

(1) Expressed as a percentage of related revenues, not of total revenues.

    Gross margins on revenues from product sales increased from 23.1% in the first quarter of 1998 to 29.9% in the fourth quarter of 1998 primarily due to decreases in prices from the Company's suppliers resulting from increased volume of purchases by the Company. The increase in the number of Javelin products sold has enabled the Company to obtain volume discounts from its suppliers and to procure certain products directly from the manufacturers rather than from distributors.

    Cost of service consists primarily of payroll and related costs for technical and support staff providing the services and are of a relatively fixed nature in the short term. Gross margins on service revenues decreased from 30.7% in the third quarter of 1998 to 17.5% in the fourth quarter of 1998 due primarily to the completion in the third quarter of a significant retrofit by CCI of 66 stores of one customer and increased costs in the fourth quarter incurred to support anticipated future projects.

    General and administrative expenses increased from $448,000 in the second quarter of 1998 to $1.8 million in the fourth quarter of 1998 primarily due to the acquisitions of CCI and Posnet in the third quarter and the establishment of three foreign subsidiaries in the fourth quarter.

    The Company has experienced in the past and may in the future experience significant fluctuations in its operating results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders, some of which may be of significant size; seasonality of revenues; employee hiring and retention, particularly with respect to sales and consulting personnel; lengthy sales and implementation cycles; reduction in demand for existing products and services and shortening of product life cycles; the timing of the introduction of products, product enhancements or services by the Company or its competitors; competition and pricing in the POS systems industry; market acceptance of new products; service personnel utilization rates; the ability of the Company to expand its international and domestic sales, as well as the mix of such sales; foreign currency exchange rates; changes in the mix of products and services sold; general health of the restaurant industry, particularly the QSR segment; the ability of the Company to generate service agreements; product quality problems; the ability of the Company to control costs; the Company's success in establishing and expanding its direct and indirect distribution channels; the mix of distribution channels through which the Company's products are sold; and general economic conditions. The Company's operating results, particularly with respect to its systems integration business, may vary significantly because of the Company's failure to obtain major projects, the cancellation or delays in the progress of major projects for any reason and the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

    On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (10.25% as of June 30, 1998). As of June 30, 1998 borrowing outstanding under the line amounted to $1.3 million with approximately $2.8 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to repay $25,000 per month with all unpaid principal and interest due on June 8, 2001. As of June 30, 1998, the Company had working capital of $4.1 million.

    Cash used in operating activities in fiscal 1998 totaled $1.8 million and consisted primarily of increases in trade receivables and inventories. Cash used in net investing activities in fiscal 1998 totaled $400,000 and resulted primarily from the acquisition of capital equipment offset by cash received from acquired businesses. The Company anticipates that expenditures for capital equipment will decrease in fiscal 1999. Cash provided by financing activities in fiscal 1998 totaled $1.6 million and consisted primarily of net borrowings under the line of credit and a term loan obtained in June 1998.

    The Company anticipates that its working capital needs will increase with the growth of the Company. The Company believes that operating income, together with the availability of its line of credit, will be sufficient to meet its capital requirements for the next twelve months. Depending on the rate of growth and profitability, the Company may require additional equity or debt financing to meet its future working capital and capital expenditures needs. There can be no assurance that such additional financing will be available or, if available, that such financing can be obtained on terms satisfactory to the Company.

YEAR 2000

    The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is reviewing both its information technology and its non-information technology systems to determine whether they are year 2000 compliant, and to date the Company has not identified any material systems which are not year 2000 compliant. The Company has not made any material expenditure to address the year 2000 problem and at present does not anticipate that it will be required to make any such material expenditures in the future.

    The Company has initiated formal communications with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the year 2000 problem. Although the Company has received verbal assurances of year 2000 compliance from certain of such third parties, the Company has not yet received written assurances of year 2000 compliance from the third parties with whom it has relationships. The Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. In the event that the Company's suppliers are unable to provide sufficient quantities of materials or goods to the Company as a result of their failure to be year 2000 compliant, the Company believes that it can obtain adequate supplies of materials and goods at comparable prices from other sources. In the event that the Company's OEMs and VARs are adversely affected by any failure to become year 2000 compliant and are therefore unable to purchase anticipated quantities of the Company's products on a timely basis, the Company may seek to replace such OEMs and VARs. Nevertheless, the Company believes that any year 2000 compliance problems of its suppliers, OEMs or VARs could cause the Company's results of operations to fluctuate on a period to period basis. Uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant. Any year 2000 compliance problem of either the Company or third parties with whom the Company has relationships could materially adversely affect the Company's business, financial condition or results of operations.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS 130 will be effective for the Company's year ending June 30, 1999. Adoption of SFAS 130 is for presentation only and will not affect the Company's financial position or results of operations.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards No.
14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending June 30, 1999 and will not affect the Company's financial position or results of operations.

ITEM 7.   FINANCIAL STATEMENTS.

    The information required by this item is included in Pages [F-1 through F-20] attached hereto and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On May 28, 1998, the Company elected to replace Ernst & Young LLP ("Ernst & Young") as its independent accountants. The reports of Ernst & Young on the Company's financial statements as of June 30, 1996 and 1997 and for the period from inception to June 30, 1996 and for the year ended June 30, 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's audit committee approved the Company's dismissal of Ernst & Young and the engagement of PricewaterhouseCoopers LLP as the Company's independent accountants.

    During the Company's two most recent fiscal years and through May 28, 1998, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young would have caused them to make reference thereto in their report. During the two most recent fiscal years and through May 28, 1998, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1) (v)). Ernst & Young has furnished the Company with a letter addressed to the SEC stating that it agrees with the above statements.

    The Company engaged PricewaterhouseCoopers LLP as its new independent accountants as of May 28, 1998. During the two most recent fiscal years and through May 28, 1998, the Company has not consulted with PricewaterhouseCoopers LLP on items which (i) are described in Regulation S-K Item 304(a)(2)(i) or (ii) concerned the subject matter of a disagreement or reportable event with the former accountants (as described in Regulation S-K Item 304(a)(2)(ii)).

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information required by this item is incorporated herein by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1998 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1--Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Additional Information--Management."

ITEM 10:  EXECUTIVE COMPENSATION.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

1.   (a)  Financial Statements.   Financial statements are attached to this
          report as pages F-1 through F-20. The index to the financial statements is found in the Financial Section on page F-1.

     (b) The Company filed a Current Report on Form 8-K June 2, 1998 to report a change in accountants.

2.   Exhibits.  See Exhibit Index below.

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
--------       ------------------------
 3.1(1)      --   Registrant's Amended and Restated Certificate of
                  Incorporation.
 3.2(1)      --   Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation.
 3.3(1)      --   Registrant's Amended and Restated Bylaws.
 4.1(1)      --   Form of Common Stock Certificate of Registrant.
 10.1(1)     --   Form of Indemnity Agreement entered into between the Company and its directors and executive officers.
 10.2(1)     --   1996 Stock Incentive Award Plan (the 1996 Plan).
 10.3(1)     --   Form of Director Non-Qualified Stock Option Agreement under the 1996 Plan.
 10.4(1)     --   Form of Employee Non-Qualified Stock Option Agreement under the 1996 Plan.
 10.5        --   1997 Equity Incentive Plan, as amended.
 10.6        --   Form of Incentive Stock Option Agreement under the 1997 Plan.
 10.7        --   Form of Nonstatutory Stock Option Agreement under the 1997
                  Plan.
 10.8(1)     --   Employment Agreement dated August 19, 1996 by and between the
                  Company and Richard P. Stack.
 10.9(1)     --   Employment Agreement dated August 19, 1996 by and between the
                  Company and C. Norman Campbell.
 10.10       --   Standard Industrial/Commercial Multi-Tenant Lease-Modified
                  Net dated January 27, 1998 by and between the Company and
                  BRS-Campo Investment Company LP.
 10.11(1)    --   Standard Industrial/Commercial Single-Tenant Lease-Gross
                  dated October 19, 1995 by and between the Company and Robert
                  P. Peebles Trust, dated April 11, 1979.
 10.12(2)    --   Standard Sublease dated September 9, 1997 by and between the
                  Company, D. Howard Lewis and William R. Miller.
 10.13            The Business Center Office/Warehouse Lease dated April 4,
                  1997 by and between CCI Group, Inc and Nooney Krombech
                  Company.
 10.14(2)    --   Distributor Agreement dated March 14, 1997 by and between the
                  Company and ScanSource, Inc.
 10.15(3)    --   Stock Purchase Agreement dated December 19, 1997 by and among the Company, POSNET Computers, Inc., Paul R. Amestoy, Greg
                  Kolin, Mark LeMay and Ralph E. Rudzik, Jr.
 10.16(4)    --   Amendment to Stock Purchase Agreement dated January 23, 1998 by and between the Company and Mark LeMay as agent for Paul
                  R. Amestoy, Mark LeMay, Greg Kosin and Ralph E. Rudzik, Jr.
 10.17(5)    --   Plan of Reorganization and Stock Purchase Agreement dated
                  December 22, 1997 by and among the Company and CCI Group,
                  Inc., Robert Nichols, Robert Hess, Melissa Sobo and Renee
                  Voirol.
 10.18       --   Loan and Security Agreement dated June 8, 1998 by and among the Company, CCI Group, Inc., Posnet Computers, Inc. and
                  FINOVA Capital Corporation and related Secured Promissory
                  Note, Pledge Agreement and Secured Continuing Corporate
                  Guaranty.
 10.19       --   Form of Warrant issued by the Company in favor of FINOVA
                  Capital Corporation.
 10.20       --   Employment Agreement dated January 1, 1998 by and between
                  CCI Group, Inc. and Robert Nichols.
 10.21       --   Letter of Intent dated July 20, 1998 by and among the
                  Company, RGB/Trinet Limited and Jade Communications Limited.
 16.1        --   Letter on change in Certifying Accountant dated May 29,
                  1998 from Ernst & Young LLP to the SEC.
 21.1        --   Subsidiaries of the Registrant.
 23.1        --   Consent of PricewaterhouseCoopers LLP, independent
                  accountants.
 24.1        --   Power of Attorney. Reference is made to page 36.
 27.1        --   Financial Data Schedule.

--------------------
(1) Filed as a exhibit to the Company's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1997 and incorporated herein by reference.

(4) Filed as an exhibit to the Company's Current Report on Form 8-K/A dated March 4, 1998 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.

                                     SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Javelin Systems, Inc.


Date:  September 22, 1998               By:  /s/ Richard P. Stack
                                             -------------------------------
                                             Richard P. Stack
                                             President and Chief Executive
                                             Officer

Date:  September 22, 1998               By:  /s/ Horace Hertz
                                             -------------------------------
                                             Horace Hertz
                                             Chief Financial Officer

                                 POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard P. Stack and Horace Hertz, his attorney-in-fact, with the power of substitution, for him, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that the attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


         Signature                    Title                        Date
         ---------                    -----                        ----

 /s/ Richard P. Stack     President, Chief Executive      September 22, 1998
-----------------------   Officer, Director
 Richard P. Stack         (PRINCIPAL EXECUTIVE OFFICER)


 /s/ Horace Hertz         Chief Financial Officer         September 22, 1998
-----------------------   (PRINCIPAL FINANCIAL AND
 Horace Hertz             ACCOUNTING OFFICER)


 /s/ C. Norman Campbell   Vice President, Engineering     September 22, 1998
-----------------------
 C. Norman Campbell


 /s/ Steven J. Goodman    Director                        September 22, 1998
-----------------------
 Steven J. Goodman


                          Director                        September __, 1998
-----------------------
 Jay L. Kear


                          Director                        September __, 1998
-----------------------
 Andrew F. Puzder


 /s/ Robert Nichols       Director                        September 22, 1998
-----------------------
 Robert Nichols

                             JAVELIN SYSTEMS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                   PAGE
                                                                                                   -----
Report of Independent Accountants:
  PricewaterhouseCoopers LLP.....................................................................      F-2
  Ernst & Young LLP..............................................................................      F-3
Consolidated Balance Sheets as of June 30, 1997 and 1998.........................................      F-4
Consolidated Statements of Operations for the Years Ended June 30, 1997 and 1998.................      F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 1997 and 1998.................      F-6
Consolidated Statement of Stockholders' Equity for the Years Ended June 30, 1997 and 1998........      F-7
Notes to Consolidated Financial Statements.......................................................      F-8



                                      F-1.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Javelin Systems, Inc.

    In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Javelin Systems, Inc. and its subsidiaries at June 30, 1998, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Costa Mesa, California
August 25, 1998

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Javelin Systems, Inc.

We have audited the accompanying balance sheet of Javelin Systems, Inc. as of June 30, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Javelin Systems, Inc. at June 30, 1997, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

Orange County, California
August 1, 1997

                             JAVELIN SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,      JUNE 30,
                                                                                           1997          1998
                                                                                       ------------  -------------
ASSETS
  Current assets:
    Cash and cash equivalents........................................................  $    686,200  $
    Accounts receivable--net of allowance for doubtful accounts of $41,000 as of June
      30, 1997 and of $248,800 as of June 30, 1998...................................     2,470,600      7,449,700
    Inventories......................................................................     1,674,100      5,925,300
    Deferred income taxes............................................................                      204,900
    Other current assets.............................................................        46,500        426,900
                                                                                       ------------  -------------
      Total current assets...........................................................     4,877,400     14,006,800
    Property and equipment, net......................................................       295,600      1,036,400
    Excess of cost over net assets of purchased businesses...........................                    6,457,500
    Deferred financing costs.........................................................                      889,000
    Other assets, net................................................................        30,000        141,600
                                                                                       ------------  -------------
      Total assets...................................................................  $  5,203,000  $  22,531,300
                                                                                       ------------  -------------
                                                                                       ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Line of credit                                                                     $    200,000  $   1,343,000
    Accounts payable.................................................................     1,503,800      5,636,900
    Accrued expenses.................................................................       144,700        625,000
    Current maturities of long-term debt.............................................                      300,000
    Customer deposits................................................................                    1,197,200
    Deferred maintenance revenues....................................................                      385,300
    Income taxes payable.............................................................                      438,700
                                                                                       ------------  -------------
      Total current liabilities......................................................     1,848,500      9,926,100
                                                                                       ------------  -------------
  Long-term debt, net of current portion.............................................                    1,200,000
  Deferred rent expense..............................................................                        6,300
  Commitments and contingencies (Note 6)

  Stockholders' equity:
    Preferred stock, $0.01 par value: authorized shares--1,000,000; issued and outstanding shares--none
    Common stock, $.01 par value: authorized shares--10,000,000; issued and outstanding shares--3,119,250 as of June 30, 1997 and 4,111,962 as of June 30,
      1998...........................................................................        31,200         41,100
    Additional paid in capital.......................................................     4,295,300     11,270,900
    Deferred compensation............................................................       (90,800)       (39,200)
    Retained earnings (accumulated deficit)..........................................      (881,200)       132,900
    Cumulative translation adjustment................................................                       (6,800)
                                                                                       ------------  -------------
      Total stockholders' equity.....................................................     3,354,500     11,398,900
                                                                                       ------------  -------------
      Total liabilities and stockholders' equity.....................................  $  5,203,000  $  22,531,300
                                                                                       ------------  -------------
                                                                                       ------------  -------------

SEE ACCOMPANYING NOTES.

                             JAVELIN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                                              JUNE 30, 1997       JUNE 30, 1998
                                                                            ------------------  ------------------
Revenues:
  Product sales...........................................................    $    7,014,600      $   27,132,400
  Service.................................................................                             2,513,700
                                                                            ------------------  ------------------
  Total revenues..........................................................         7,014,600          29,646,100
                                                                            ------------------  ------------------
Cost of revenues:
  Cost of product sales...................................................         5,499,500          19,831,300
  Cost of service.........................................................                             1,904,700
                                                                            ------------------  ------------------
  Total cost of revenues..................................................         5,499,500          21,736,000
                                                                            ------------------  ------------------
  Gross profit............................................................         1,515,100           7,910,100
                                                                            ------------------  ------------------
Operating expenses:
  Research and development................................................           396,400             874,000
  Selling and marketing...................................................           390,800           1,179,900
  General and administrative..............................................           859,900           4,195,500
                                                                            ------------------  ------------------
Total operating expenses..................................................         1,647,100           6,249,400
                                                                            ------------------  ------------------
Income (loss) from operations.............................................          (132,000)          1,660,700
Interest expense..........................................................          (709,500)           (115,000)
Other income..............................................................                                41,100
Interest income...........................................................            14,600              12,200
                                                                            ------------------  ------------------
Income (loss) before income taxes.........................................          (826,900)          1,599,000
Provision for income taxes................................................                              (584,900)
                                                                            ------------------  ------------------
Net income (loss).........................................................    $     (826,900)     $    1,014,100
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
Earnings (loss) per common share:
  Basic...................................................................    $        (0.30)     $         0.28
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
  Diluted.................................................................    $        (0.30)     $         0.27
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
Shares used in computing
 Earnings (loss) per share:
  Basic...................................................................         2,782,535           3,622,604
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
  Diluted.................................................................         2,782,535           3,750,611
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------

SEE ACCOMPANYING NOTES.

                             JAVELIN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                                              JUNE 30, 1997       JUNE 30, 1998
                                                                            ------------------  ------------------
OPERATING ACTIVITIES
Net income (loss).........................................................     $   (826,900)       $  1,014,100
Adjustments to reconcile net income (loss) to net cash used in operating activities:
  Depreciation and amortization...........................................           37,800             354,900
  Amortization of deferred charge related to warrants.....................          636,100
  Amortization of deferred compensation...................................          108,200              51,600
  Loss on disposal of assets..............................................                               55,100
  Deferred income taxes...................................................                             (204,900)
  Deferred rent expense...................................................                                6,300
  Income tax benefit from exercise of stock options.......................                               59,200
  Non-cash allowances:
    Inventories...........................................................                              312,800
    Accounts receivable...................................................                              243,800
    Other.................................................................                              130,000
  Changes in operating assets and liabilities, net of acquisitions:.......
    Accounts receivable...................................................       (1,776,900)         (3,403,500)
    Inventories...........................................................       (1,464,800)         (2,985,800)
    Other current assets..................................................          (42,500)           (313,900)
    Accounts payable......................................................        1,147,100           2,838,100
    Accrued expenses......................................................          111,800              35,100
    Deferred maintenance revenues.........................................                              129,200
    Customer deposits.....................................................                             (408,500)
    Income taxes payable..................................................                              239,000
                                                                            ------------------  ------------------
  Net cash used in operating activities...................................       (2,070,100)         (1,847,400)
                                                                            ------------------  ------------------
INVESTING ACTIVITIES
  Purchase of equipment...................................................         (305,300)           (724,600)
  Cash received from purchased businesses.................................                              392,400
  Other assets............................................................          (20,300)            (75,200)
                                                                            ------------------  ------------------
  Net cash used in investing activities...................................         (325,600)           (407,400)
                                                                            ------------------  ------------------
FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit........................           (6,600)            774,200
  Proceeds from issuance of long-term debt................................                            1,500,000
  Payments of notes payable to related parties............................          (90,000)           (515,500)
  Repayment of notes payable..............................................          (70,000)
  Deferred financing costs................................................                             (278,900)
  Net proceeds from initial public offering...............................        3,238,700
  Exercise of stock options and warrants..................................            3,400              95,600
                                                                            ------------------  ------------------
    Net cash provided by financing activities.............................        3,075,500           1,575,400
                                                                            ------------------  ------------------
CUMULATIVE TRANSLATION ADJUSTMENT.........................................                               (6,800)
                                                                            ------------------  ------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................          679,800            (686,200)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................            6,400             686,200
                                                                            ------------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................     $    686,200        $         --
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Income tax paid.........................................................     $        800         $   298,000
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
  Interest paid...........................................................     $     71,400        $    113,200
                                                                            ------------------  ------------------
                                                                            ------------------  ------------------
    SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING
      ACTIVITIES:
    See Note 3 for the acquisition of businesses in exchange for 910,300 shares of the Company's common stock

    See Note 5 for the warrants issued in connection with credit facility.

SEE ACCOMPANYING NOTES.

                             JAVELIN SYSTEMS, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1998

                                                                          DEFERRED CHARGE
                                                                            RELATED TO        RETAINED
                             COMMON STOCK     ADDITIONAL                  WARRANTS ISSUED     EARNINGS     CUMULATIVE
                          ------------------    PAID-IN      DEFERRED      IN CONNECTION    (ACCUMULATED   TRANSLATION
                           SHARES    AMOUNT     CAPITAL    COMPENSATION      WITH DEBT        DEFICIT)     ADJUSTMENT      TOTAL
                          ---------  -------  -----------  ------------   ---------------   ------------   ----------   -----------
Balance as of July 1,
  1996..................  2,104,250  $21,100  $   348,100   $  --            $(119,800)      $  (54,300)      $     --  $   195,100
Value assigned to
  warrants issued in
  connection with
  debt..................                          516,300                     (516,300)               0                     --
Amortization of deferred
  charge................                                                       636,100                                      636,100
Exercise of warrants....    165,000   1,600         1,700                                                                     3,300
Proceeds from initial
  public offering,
  net...................    850,000   8,500     3,230,200                                                                 3,238,700
Deferred stock
  compensation..........                          199,000    (199,000)                                                      --
Amortization of deferred
  stock compensation....                                      108,200                                                       108,200
Net loss................                                                                       (826,900)                   (826,900)
                          ---------  -------  -----------  ------------   ---------------   ------------   ----------   -----------

Balance, June 30,
  1997..................  3,119,250  31,200     4,295,300     (90,800)         --              (881,200)      --          3,354,500
Value assigned to
  warrants issued in
  connection with credit
  facility..............                          621,900                                                                   621,900
Issuances of shares for
  acquisitions..........    929,050   9,300     6,199,500                                                                 6,208,800
Amortization of deferred
  stock compensation....                                       51,600                                                        51,600
Exercise of stock
  options and exchange
  of warrants for common
  stock.................     63,662     600        95,000                                                                    95,600
Income tax benefit from
  exercise of stock
  options...............                           59,200                                                                    59,200
Cumulative translation
  adjustment............                                                                                     (6,800)         (6,800)
Net income..............                                                                      1,014,100                   1,014,100
                          ---------  -------  -----------  ------------   ---------------   ------------   ----------   -----------
Balance, June 30,
  1998..................  4,111,962  $41,100  $11,270,900   $ (39,200)       $ --            $  132,900     $(6,800)    $11,398,900
                          ---------  -------  -----------  ------------   ---------------   ------------   ----------   -----------
                          ---------  -------  -----------  ------------   ---------------   ------------   ----------   -----------

SEE ACCOMPANYING NOTES.

                             JAVELIN SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    Javelin Systems, Inc. ("Javelin") was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Javelin designs, develops, markets and sells open systems touch screen point-of-sale ("POS") computers.

    On November 1, 1996, Javelin completed an initial public offering (the "IPO") of 850,000 shares of its common stock at $5.00 per share, netting proceeds of approximately $3.2 million. Proceeds were used to repay debt with an outstanding balance of approximately $745,000 and for working capital.

    In December 1997, Javelin acquired all of the outstanding common stock of POSNET Computers, Inc.("Posnet") and CCI Group, Inc. ("CCI") as described in
Note 3. Posnet and CCI provide full turn-key systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

    In March and April 1998, Javelin established three international subsidiaries to expand its sales and distribution channels in the international marketplace. The international subsidiaries are: Javelin Systems (Europe) Limited ("Javelin Europe") headquartered in England; Javelin Systems International Pte Ltd ("Javelin Asia") headquartered in Singapore; and Javelin Systems Australia Pty Limited ("Javelin Australia") headquartered in Australia.

    In May 1998, Javelin Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact") as described in Note 3. Aspact is headquartered in Singapore and provides consulting and system integration services.

    In July 1998, Javelin entered into a letter of intent to acquire all of the outstanding capital stock of RGB/Trinet Ltd. ("RGB/Trinet") and Jade Communications Ltd ("Jade"). RGB/Trinet and Jade are headquartered in England and provided complementary Wide Area Networking (WAN) products and services primarily to large retail, hospitality, and telecommunications companies. See
Note 9 for description of these planned acquisitions.

    Hereinafter, Javelin and its subsidiaries are referred to as the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Javelin and of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying

                             JAVELIN SYSTEMS, INC.

consolidated financial statements. The financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments as of June 30, 1997 and 1998 approximate their respective fair values.

CONCENTRATION OF BUSINESS AND CREDIT RISK

    Javelin operates within an industry that is subject to rapid technological advancement, intense competition and uncertain market acceptance. The introduction of new technologies, competitors' alternative products and ultimate market acceptance of the products sold by Javelin, could have a substantial impact on the future operations of the Company.

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

    During the year ended June 30, 1997 two customers aggregated approximately 16% each of net sales. During the year ended June 30, 1998 one customer aggregated approximately 11% of net sales. Sales were not to the same major customers in 1997 and 1998. Export sales, principally to Europe, during the year ended June 30, 1998 aggregated approximately 10% of net sales. Export sales during the year ended June 30, 1997 were not significant.

CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                                                      JUNE 30,      JUNE 30,
                                                                        1997          1998
                                                                    ------------  ------------
Raw materials.....................................................  $  1,525,700  $  3,572,500
Finished goods....................................................       148,400     2,352,800
                                                                    ------------  ------------
                                                                    $  1,674,100  $  5,925,300
                                                                    ------------  ------------
                                                                    ------------  ------------

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred, and the costs of additions and betterments are capitalized. Depreciation is provided in amounts, which amortize costs over the useful lives of the related assets, generally three to five years, utilizing the straight-line method. Leasehold improvements are amortized over the terms of the respective leases or useful lives of the improvements, whichever is shorter.

    Management of the Company assesses the recoverability of property and equipment when certain events are known to management which may affect the carrying value of such assets in relation to fair value. Management assesses fair value by determining whether the carrying value of such assets over their

                             JAVELIN SYSTEMS, INC.

remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of property and equipment.

    Property and equipment consists of the following:

                                                                       JUNE 30,     JUNE 30,
                                                                         1997         1998
                                                                      ----------  ------------
Machinery and equipment.............................................  $  112,800  $    603,000
Furniture and fixtures..............................................     150,800       638,000
Leasehold improvements..............................................      72,700        35,200
                                                                      ----------  ------------
                                                                         336,300     1,276,200

Less accumulated depreciation and amortization......................     (40,700)     (239,800)
                                                                      ----------  ------------
Property and equipment, net.........................................  $  295,600  $  1,036,400
                                                                      ----------  ------------
                                                                      ----------  ------------

EXCESS OF COST OVER NET ASSETS OF PURCHASED BUSINESSES

    Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. To date, management has not identified any impairment of goodwill.

DEFERRED FINANCING COSTS

    Deferred financing costs represent incremental costs to unrelated parties incurred in connection with the credit facility described in Note 5 and are deferred and amortized over the term of the related debt.

CUSTOMER DEPOSITS

    Customer deposits as of June 30, 1998 consists principally of amounts received for contracts to be started in fiscal 1999.

FOREIGN CURRENCY TRANSLATION

    The consolidated financial statements of the Company's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected in stockholders' equity. Foreign currency gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense).

                             JAVELIN SYSTEMS, INC.

REVENUE RECOGNITION

    Revenues from sales of products are recognized upon shipment of the products. The Company does not have any significant remaining obligations upon shipment of the products. Product returns and sales allowances, which historically have not been significant, are provided for at the date of sale.

    Revenues from the installation of products are recognized upon the completion of the installation of the product as acknowledged by the customer.

    Service contract revenues are recognized ratably over the term of the related contract.

WARRANTIES

    The Company's products are under warranty for defects in material and workmanship for one year. Certain components included in the Company's products are covered by manufacturers' warranties. The Company establishes an accrual for estimated warranty costs at the time of sale.

ADVERTISING COSTS

    The Company expenses the costs of advertising as incurred.

RESEARCH AND DEVELOPMENT

    The Company expenses the cost of research and development, principally comprised of payroll and related costs and the cost of prototypes.

STOCK-BASED COMPENSATION

    During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to use APB 25 for accounting for stock-based compensation to employees must make pro forma disclosures of net income or loss, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

INCOME TAXES

    The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize those tax assets through future operations.

EARNINGS (LOSS) PER COMMON SHARE

    The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully

                             JAVELIN SYSTEMS, INC.

diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution and it is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock which are dilutive were exercised or converted into common stock. The Company has adopted SFAS 128 in the quarter ended December 31, 1997 and has restated all previously reported per share amounts to conform to the new presentation.

    Diluted loss per common share is computed using the weighted average number of common shares outstanding during the period. Common share equivalents were not included in the 1997 computation of diluted loss per common share since their effect would have been anti-dilutive.

    A reconciliation of basic and diluted EPS for the years ended June 30, 1997 and 1998 is as follows:

                                        YEAR ENDED JUNE 30, 1997    YEAR ENDED JUNE 30, 1998
                                       --------------------------  --------------------------
                                          BASIC        DILUTED        BASIC        DILUTED
                                       ------------  ------------  ------------  ------------
Net income (loss)....................  $   (826,900) $   (826,900) $  1,014,100  $  1,014,100
Weighted average common shares
  outstanding........................     2,782,535     2,782,535     3,622,604     3,622,604
Additional shares due to potential
  exercise of stock options..........                                                 128,007
Diluted weighted average common
  shares outstanding.................     2,782,535     2,782,535     3,622,604     3,750,611
Earnings (loss) per share............  $      (0.30) $      (0.30) $       0.28          0.27

RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS 130 will be effective for the Company's year ending June 30, 1999. Adoption of SFAS 130 is for presentation only and will not affect the Company's financial position or results of operations.

    In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards No.
14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending June 30, 1999 and will not affect the Company's financial position or results of operations.

                             JAVELIN SYSTEMS, INC.

3. ACQUISITIONS

    Cash received in connection with the Company's purchase acquisitions is as follows:

Fair value of assets acquired, including goodwill..............  $10,422,000
Less liabilities assumed.......................................   4,561,200
Less stock and cash issued to sellers..........................   6,253,200
                                                                 ----------
Cash received..................................................  $  392,400
                                                                 ----------
                                                                 ----------

    In December 1997, the Company acquired all of the outstanding capital stock of Posnet. Posnet sells, installs and maintains POS systems and turnkey retail automation systems. The original purchase price for the Posnet capital stock consisted of 225,000 shares of the Company's common stock. The Company may be required to issue an additional 75,000 shares (the "Contingency Shares") of its common stock in 1998 and shares of its common stock with a market value of $500,000 in each of 1999 and 2000 (the "Additional Contingency Shares") based upon the cumulative net profits of Posnet during the three years ending December 31, 2000. The Contingency Shares and Additional Contingency Shares are collectively known as the "Earnout Shares." The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Posnet have been included with those of the Company commencing on the date of acquisition. The original purchase price of $1,594,200 (including acquisition costs of approximately $75,500) was determined by discounting the value of the common stock issued by 25% from the quoted price principally due to restrictions and liquidity factors and resulted in excess of acquisition costs over net assets of approximately $2,036,000. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 25 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in accompanying consolidated financial statements. During the year ended June 30, 1998, the Company issued 18,750 Contingency Shares as additional consideration. See Note 9 for amendment to the additional contingent consideration.

    In December 1997, the Company acquired all of the outstanding capital stock of CCI. CCI sells, installs and maintains POS systems and turnkey retail automation systems. The purchase price for the CCI capital stock consisted of 670,000 shares of the Company's common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of CCI have been included with those of the Company commencing on the date of acquisition. The purchase price of $4,476,800 (including costs of acquisition of approximately $111,300) was determined by discounting the value of the common stock issued by 25% from the quoted price principally due to restrictions and liquidity factors and resulted in excess of acquisition costs over net assets of approximately $4,097,500. Such excess is being amortized on a straight-line basis over 25 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in accompanying consolidated financial statements.

                             JAVELIN SYSTEMS, INC.

    Unaudited pro forma consolidated results of operations as if the acquisitions of Posnet and CCI had occurred as of July 1, 1996 and July 1, 1997, respectively, are as follows:

                                                                  YEAR ENDED     YEAR ENDED
                                                                 JUNE 30, 1997  JUNE 30, 1998
                                                                 -------------  -------------
Revenues.......................................................  $  19,462,200  $  36,951,000
Cost of revenues...............................................     14,750,000     26,987,300
                                                                 -------------  -------------
Gross profit...................................................      4,712,200      9,963,700

Operating expenses.............................................      5,081,100      8,170,300
                                                                 -------------  -------------
Income (loss) from operations..................................       (368,900)     1,793,400
Other income (expense).........................................       (733,600)       (64,900)
                                                                 -------------  -------------
Income (loss) before income taxes..............................     (1,102,500)     1,728,500
Provision for income taxes.....................................         (8,500)      (615,400)
                                                                 -------------  -------------
Net income (loss)..............................................  $  (1,111,000) $   1,113,100
                                                                 -------------  -------------
                                                                 -------------  -------------
Income (loss) per share:
  Basic........................................................  $       (0.30) $        0.25
                                                                 -------------  -------------
                                                                 -------------  -------------
  Fully diluted................................................  $       (0.30) $        0.24
                                                                 -------------  -------------
                                                                 -------------  -------------

    The above unaudited pro forma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred as of July 1, 1996.

    On May 14, 1998, Javelin Asia acquired all of the outstanding common stock of Aspact for $170,000 in cash and 15,300 shares of the Company's common stock. The acquisition of Aspact has been accounted for as a purchase. Accordingly, the purchase price of $567,400 has been allocated to assets and liabilities based on their estimated fair value at the date of acquisition. Results of operations of Aspact have been included in the consolidated financial statements from the date of acquisition. The purchase price resulted in excess of acquisition costs over net assets of approximately $320,000. Such excess is being amortized on a straight-line basis over 25 years. The results of operations of Aspact prior to May 14, 1998 were not material.

    See Note 9 regarding planned future acquisitions.

                             JAVELIN SYSTEMS, INC.

4. INCOME TAXES

    No provision for federal or state income taxes was required for the year ended June 30, 1997 since the Company incurred losses from inception to June 30, 1997. The components of income tax expense for the year ended June 30, 1998 are as follows:

Current:
  Federal........................................................  $ 686,300
  State..........................................................     70,700
  Foreign........................................................     32,800
                                                                   ---------
                                                                     789,800
                                                                   ---------

Deferred:
  Federal........................................................   (157,400)
  State..........................................................    (47,500)
  Foreign........................................................       --
                                                                   ---------
Total............................................................   (204,900)
                                                                   ---------
                                                                   $ 584,900
                                                                   ---------
                                                                   ---------

    The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                                                                   1997       1998
                                                                                 ---------  ---------
Income tax provision at statutory tax rates....................................       34.0%      34.0%
State taxes, net of federal tax effect.........................................                   2.5
Goodwill.......................................................................                   2.7
Non-deductible items...........................................................                   4.1
Net operating loss benefit.....................................................      (34.0)      (8.7)
Other..........................................................................     --            2.0
                                                                                 ---------        ---
Total..........................................................................          0%      36.6%
                                                                                 ---------        ---
                                                                                 ---------        ---

    Components of the deferred income tax balance are as follows:

                                                                           1997        1998
                                                                        ----------  ----------
Deferred tax assets:
  Net operating loss carryforwards....................................  $   38,400  $    --
  Accrued expenses....................................................      15,700     195,000
Other.................................................................      35,600       9,900
                                                                        ----------  ----------
Deferred tax assets...................................................  $   89,700  $  204,900
                                                                        ----------  ----------
                                                                        ----------  ----------
Valuation allowance...................................................  $   89,700  $        0
                                                                        ----------  ----------
                                                                        ----------  ----------
Net deferred tax asset................................................  $        0  $  204,900
                                                                        ----------  ----------
                                                                        ----------  ----------

    Management believes it is more likely than not that the Company will realize its deferred tax asset based upon current year and expected results.

                             JAVELIN SYSTEMS, INC.

5. LINE OF CREDIT AND LONG-TERM DEBT

    On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The Company issued warrants to purchase 135,000 shares of common stock in connection with the credit facility. See Note 7 regarding warrants.

    Under the terms of the line of credit, the Company may borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (10.25% as of June 30, 1998). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of June 30, 1998, borrowings outstanding under the line amounted to $1,343,000 with approximately $2,800,000 available for future borrowings.

    Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 13.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due on June 8, 2001.

6. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases its facilities and certain equipment under noncancelable operating leases subject to scheduled rent increases. The leases expire at various dates through August 2003.

    Future minimum annual lease payments as of June 30, 1998 are as follows:

YEAR ENDING
JUNE 30,
--------------------------------------------------------------------------------
1999............................................................................  $    605,100
2000............................................................................       670,900
2001............................................................................       638,700
2002............................................................................       572,200
2003............................................................................       473,600
Thereafter......................................................................         1,700
                                                                                  ------------
Total...........................................................................  $  2,962,200
                                                                                  ------------
                                                                                  ------------

    Rent expense under operating lease agreements aggregated approximately $34,300 and $230,100 for the year ended June 30, 1997 and 1998, respectively, and is included in general and administrative expenses in the accompanying consolidated statement of operations.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with eleven employees of the Company, which expire at various dates through December 2002. Some of the agreements provide for incentive bonuses which are payable if specified management goals are attained.

                             JAVELIN SYSTEMS, INC.

    Future annual minimum payments under the employment agreements as of June 30, 1998 are as follows:

YEAR ENDING JUNE 30,
--------------------------------------------------------------------------------
1999............................................................................  $  1,040,000
2000............................................................................       320,000
2001............................................................................       320,000
2002............................................................................       320,000
2003............................................................................       160,000
                                                                                  ------------
Total...........................................................................  $  2,160,000
                                                                                  ------------
                                                                                  ------------

7. STOCKHOLDERS' EQUITY

COMMON STOCK

    On August 23, 1996, the Company effected a 4,300-for-1 stock split. All references in the accompanying consolidated financial statements and notes to shares outstanding and per share amounts have been adjusted to reflect the impact of the stock split.

    In November 1996, the Company completed its initial public offering by issuing 850,000 shares of common stock at an offering price of $5.00 per share.

    During the year ended June 30, 1998, the Company issued 929,050 shares of its common stock in connection with the acquisitions described in Note 3, 27,300 shares of common stock upon the exercise of stock options with a weighted average exercise price of $3.50 per share and 36,362 shares of its common stock upon the exercise of warrants issued to the underwriter in connection with the initial public offering.

STOCK OPTION PLANS

    The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of the common stock on the date of grant. Stock based compensation expense is deferred and recognized over the vesting period of the stock option. During the years ended June 30, 1997 and 1998, the Company recognized $108,200 and $51,600, respectively, in stock based compensation expense.

    In August 1996, the Company adopted a stock incentive award plan (the "Plan") under which the Board of Directors (the "Board"), or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options vest over a 3-year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expire ten years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees.

    In December 1997, the stockholders approved the Company's 1997 Equity Incentive Plan (the "1997 Plan") under which the Board, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 1,100,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee.

                             JAVELIN SYSTEMS, INC.

Options generally vest 20% per year over a 5-year period. All options expire ten years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees.

    The following option activity occurred in the years ended June 30, 1997 and 1998:

                                                                              WEIGHTED AVERAGE
                                                                    OPTIONS    EXERCISE PRICE
                                                                   ---------  -----------------
FOR OPTIONS GRANTED AT LESS THAN FAIR
  MARKET VALUE ON THE DATE OF GRANT:
Outstanding as of July 1, 1996...................................
Granted..........................................................    191,000      $    3.71
Exercised........................................................
Canceled.........................................................     13,500      $    3.50
                                                                   ---------

Balance, June 30, 1997...........................................    177,500      $    3.73
Granted..........................................................
Exercised........................................................     27,300      $    3.50
Canceled.........................................................
                                                                   ---------

Balance, June 30, 1998...........................................    150,200      $    3.77
                                                                   ---------
                                                                   ---------
Exercisable at June 30, 1998.....................................    112,536      $    3.80
                                                                   ---------          -----
                                                                   ---------          -----

Outstanding as of July 1, 1996...................................
Granted..........................................................     68,000      $    4.90
Exercised........................................................
Canceled.........................................................     --
                                                                   ---------

Balance, June 30, 1997...........................................     68,000      $    4.90
Granted..........................................................    623,000      $    9.42
Exercised........................................................
Canceled.........................................................      7,500      $    9.50
                                                                   ---------

Balance, June 30, 1998...........................................    683,500      $    8.96
                                                                   ---------
Exercisable at June 30, 1998.....................................     58,943      $    5.47
                                                                   ---------          -----
                                                                   ---------          -----

    The weighted average remaining contractual life of options outstanding as of June 30, 1998 was 9.3 years.

    The range of exercise prices for options outstanding as of June 30, 1998 was $2.50 to $12.50. The weighted-average fair value of options granted at less than fair market value in 1997 was $1.65. The weighted-average fair value of options granted at fair market value in 1997 and 1998 was $1.68 and $3.62, respectively. Income tax benefits from the exercise of the stock options during the fiscal year ended June 30, 1998 of approximately $59,000 has been credited to additional paid-in capital in the accompanying consolidated balance sheet.

    Pro forma information regarding net income and earnings per share is required by SFAS 123, which also requires that the information be determined as if the Company accounted for its employee stock options granted subsequent to June 30, 1996 under the fair value method of the statement. The fair value

                             JAVELIN SYSTEMS, INC.

for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                                   YEAR ENDED     YEAR ENDED
                                                                  JUNE 30, 1997  JUNE 30, 1998
                                                                  -------------  -------------
Risk free interest rate.........................................          6.0%           6.0%
Dividend yield..................................................         None           None
Volatility factor of the expected market price of the Company's
  common stock..................................................         0.41           0.57
Weighted-average expected life of each option...................      3 years        3 years

    The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options. For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expenses over the options vesting period. The Company's pro forma information for the years ended June 30, 1997 and 1998 follows:

                                                                        1997          1998
                                                                     -----------  ------------
Net income (loss) as reported......................................  $  (826,900) $  1,014,100
Net income (loss)--SFAS 123 adjusted...............................  $  (886,000) $    743,300
Earnings (loss) per share as reported:
  Basic............................................................  $     (0.30) $       0.28
  Diluted..........................................................  $     (0.30) $       0.27
Earnings (loss) per share-SFAS 123 adjusted:
  Basic............................................................  $     (0.32) $       0.21
  Diluted..........................................................  $     (0.32) $       0.20

WARRANTS

    In connection with the issuance of $725,000 of the Company's 10% promissory notes at various dates through August 1996 and the initial public offering, the Company granted warrants to purchase shares of the Company's common stock. The warrants entitled the holders to purchase a total of 165,000 shares of the Company's common stock at an aggregate price of approximately $3,300. The outstanding warrants became exercisable following the effectiveness of the public offering of the Company's common stock and had no expiration date. As of June 30, 1997, all warrants had been exercised. The Company assigned a value of approximately $646,300 to the warrants, which has been accounted for as additional paid in capital in the accompanying consolidated financial statements. The deferred charge related to the warrants was fully amortized after the exercise of all the warrants.

    In connection with its initial public offering, the Company sold the representatives of the underwriters a warrant to purchase 85,000 shares of the Company's common stock at $6.25 per share. During the year ended June 30, 1998, warrants to purchase 65,670 shares of the Company's common stock were exchanged into 36,362 shares of common stock. The fair value of the common stock issued approximated the fair value of the warrants received.

                             JAVELIN SYSTEMS, INC.

    In connection with the credit facility described in Note 5, the Company issued warrants to purchase 100,000 shares of its common stock at $9.00 per share to the financial institution and warrants to purchase 35,000 shares of its common stock at prices ranging from $9.36 to $12.65 to its independent financial advisors. The fair value of these warrants was estimated at $621,900 at the date of grant using a Black-Scholes pricing model with the assumptions described above. The fair value of the warrants has been reflected as deferred financing costs and additional paid in capital in the accompanying consolidated balance sheet.

8. RELATED PARTY TRANSACTIONS

    During the year ended June 30, 1997, the Company purchased electronic components from a company owned by a stockholder and founder of the Company totaling $1,234,328. Purchases from the related company during the year ended June 30, 1998 were not significant. Included in accounts payable at June 30, 1997 is $116,360 due to that company.

    In connection with the acquisitions of Posnet and CCI described in Note 3, the Company assumed certain debt payable to former shareholders of the acquired entities and current shareholders of the Company. All of such debt was repaid prior to June 30, 1998.

9. SUBSEQUENT EVENTS

    In August 1998, the Company agreed to issue 56,250 shares of its common stock to the former shareholders of Posnet in consideration for the elimination of any future Earnout Shares (see Note 3). The value of these shares will be recorded as additional goodwill.

    In July 1998, the Company entered into a letter of intent to acquire all of the outstanding capital stock of RGB/Trinet Limited ("RGB/Trinet") and 52.5% of the outstanding common stock of Jade Communications Limited ("Jade"). The remaining 47.5% of the outstanding common stock of Jade is owned by RGB/Trinet. RGB/Trinet and Jade are located in England and provide complementary wide area network products and services primarily to large retail, hospitality and telecommunications customers in Europe. The aggregate purchase price for the RGB/Trinet and Jade capital stock would consist of $1,510,100 in cash, $1,817,700 in shares of the Company's common stock and an additional 25,000 shares of the Company's common stock. The Company may be required to issue additional shares of its common stock with a market value of $3,290,000 in each of 1999 and 2000 based upon the cumulative net profits of RGB/Trinet and Jade during the twenty four months ending September 30, 2000. The acquisitions will be accounted for by the purchase method, and accordingly, the results of operations of RGB/Trinet and Jade will be included with those of the Company commencing on the date of acquisition.

                                   EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION OF DOCUMENT
--------       ------------------------
 3.1(1)      --   Registrant's Amended and Restated Certificate of
                  Incorporation.
 3.2(1)      --   Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation.
 3.3(1)      --   Registrant's Amended and Restated Bylaws.
 4.1(1)      --   Form of Common Stock Certificate of Registrant.
 10.1(1)     --   Form of Indemnity Agreement entered into between the Company and its directors and executive officers.
 10.2(1)     --   1996 Stock Incentive Award Plan (the 1996 Plan).
 10.3(1)     --   Form of Director Non-Qualified Stock Option Agreement under the 1996 Plan.
 10.4(1)     --   Form of Employee Non-Qualified Stock Option Agreement under the 1996 Plan.
 10.5        --   1997 Equity Incentive Plan, as amended.
 10.6        --   Form of Incentive Stock Option Agreement under the 1997 Plan.
 10.7        --   Form of Nonstatutory Stock Option Agreement under the 1997
                  Plan.
 10.8(1)     --   Employment Agreement dated August 19, 1996 by and between the
                  Company and Richard P. Stack.
 10.9(1)     --   Employment Agreement dated August 19, 1996 by and between the
                  Company and C. Norman Campbell.
 10.10       --   Standard Industrial/Commercial Multi-Tenant Lease-Modified
                  Net dated January 27, 1998 by and between the Company and
                  BRS-Campo Investment Company LP.
 10.11(1)    --   Standard Industrial/Commercial Single-Tenant Lease-Gross
                  dated October 19, 1995 by and between the Company and Robert
                  P. Peebles Trust, dated April 11, 1979.
 10.12(2)    --   Standard Sublease dated September 9, 1997 by and between the
                  Company, D. Howard Lewis and William R. Miller.
 10.13            The Business Center Office/Warehouse Lease dated April 4,
                  1997 by and between CCI Group, Inc and Nooney Krombech
                  Company.
 10.14(2)    --   Distributor Agreement dated March 14, 1997 by and between the
                  Company and ScanSource, Inc.
 10.15(3)    --   Stock Purchase Agreement dated December 19, 1997 by and among the Company, POSNET Computers, Inc., Paul R. Amestoy, Greg
                  Kolin, Mark LeMay and Ralph E. Rudzik, Jr.
 10.16(4)    --   Amendment to Stock Purchase Agreement dated January 23, 1998 by and between the Company and Mark LeMay as agent for Paul
                  R. Amestoy, Mark LeMay, Greg Kosin and Ralph E. Rudzik, Jr.
 10.17(5)    --   Plan of Reorganization and Stock Purchase Agreement dated
                  December 22, 1997 by and among the Company and CCI Group,
                  Inc., Robert Nichols, Robert Hess, Melissa Sobo and Renee
                  Voirol.
 10.18       --   Loan and Security Agreement dated June 8, 1998 by and among the Company, CCI Group, Inc., Posnet Computers, Inc. and
                  FINOVA Capital Corporation and related Secured Promissory
                  Note, Pledge Agreement and Secured Continuing Corporate
                  Guaranty.
 10.19       --   Form of Warrant issued by the Company in favor of FINOVA
                  Capital Corporation.
 10.20       --   Employment Agreement dated January 1, 1998 by and between
                  CCI Group, Inc. and Robert Nichols.
 10.21       --   Letter of Intent dated July 20, 1998 by and among the Company,
                  RGB/Trinet Limited and Jade Communications Limited.
 16.1        --   Letter on change in Certifying Accountant dated May 29,
                  1998 from Ernst & Young LLP to the SEC.
 21.1        --   Subsidiaries of the Registrant.
 23.1        --   Consent of PricewaterhouseCoopers LLP, independent
                  accountants.
 24.1        --   Power of Attorney. Reference is made to page 36.
 27.1        --   Financial Data Schedule.

-------------------
(1) Filed as a exhibit to the Company's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1997 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K/A dated March 4, 1998 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.