Form 10-Q
period 1998-09-30
JAVELIN SYSTEMS INC
filed 1998-11-12
CIK 1021917

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB

    / X /   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarter ended September 30, 1998

    /   /   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________

                       Commission File Number: 0-21477

                            JAVELIN SYSTEMS, INC.
      (Exact Name of Small Business Issuer as Specified in Its Charter)

           STATE OF DELAWARE                                  52-1945748
    (State or Other Jurisdiction of                        (I.R.S. Employer
     Incorporation or Organization)                       Identification No.)

                           17891 CARTWRIGHT ROAD.
                          IRVINE, CALIFORNIA  92614
            (Address of Principal Executive Offices) (Zip Code)

                               (949) 440-8000
              (Issuer's Telephone Number, Including Area code)


                                      N/A
-------------------------------------------------------------------------------
           (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes  / X /         No

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

    State the number of shares outstanding of each of the issuer's classes of common stock equity, as of the latest practicable date.


Title                              Date                     Outstanding

Common Stock, $.01 par value       October 31, 1998         5,521,275


Transitional Small Business Disclosure Format (check one):
Yes       No  / X /

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                                JAVELIN SYSTEMS, INC.
                                    BALANCE SHEETS

                                                                                  SEPTEMBER 30,             JUNE 30,
                                                                                      1998                    1998*
                                                                                  -------------             --------
                                                                                   (UNAUDITED)
ASSETS
Current assets:
     Cash                                                                        $                        $
     Accounts receivable -- net                                                     9,662,400                7,449,700
     Inventories                                                                    7,991,600                5,925,300
     Deferred income taxes                                                            204,900                  204,900
     Other current assets                                                             765,800                  426,900
                                                                                 -------------            -------------
        Total current assets                                                       18,624,700               14,006,800


     Property and equipment, net                                                    1,241,900                1,036,400
     Excess of cost over net assets of purchased businesses                         6,783,700                6,457,500
     Deferred financing costs                                                         853,300                  889,000
     Other assets, net                                                                296,700                  141,600
                                                                                 -------------            -------------
        Total assets                                                             $ 27,800,300             $ 22,531,300
                                                                                 -------------            -------------
                                                                                 -------------            -------------


LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Line of credit                                                              $  4,398,000             $  1,343,000
     Accounts payable                                                               7,651,400                5,636,900
     Accrued expenses                                                                 684,900                  625,000
     Current maturities of long-term debt                                             300,000                  300,000
     Customer deposits                                                                165,200                1,197,200
     Deferred maintenance revenues                                                    460,500                  385,300
     Income taxes payable                                                             741,100                  438,700
                                                                                 -------------            -------------
        Total current liabilities                                                  14,401,100                9,926,100
                                                                                 -------------            -------------

     Deferred rent expense                                                              6,300                    6,300
     Long-term debt, net of current portion                                         1,125,000                1,200,000
                                                                                 -------------            -------------

     Stockholders' equity:
       Preferred stock, $0.01 par value:
         authorized shares--1,000,000
         issued and outstanding shares--none                                                --                       --
       Common stock, $.01 par value:
         authorized shares--10,000,000
         issued and outstanding shares--4,171,275 at September 30,
           1998, and 4,111,962 at June 30, 1998                                        41,700                   41,100
       Additional paid in capital                                                  11,642,400               11,270,900
       Deferred compensation                                                         (30,000)                 (39,200)
       Retained earnings                                                              605,500                  132,900


     Cumulative translation adjustment                                                   8,300                 (6,800)
                                                                                 --------------           -------------
        Total stockholders' equity                                                  12,267,900              11,398,900
                                                                                 --------------           -------------
        Total liabilities and stockholders' equity                               $  27,800,300            $ 22,531,300
                                                                                 --------------           -------------
                                                                                 -------------            -------------


*The balance sheet at June 30, 1998 has been derived from audited financial statements.

                                JAVELIN SYSTEMS, INC.
                               STATEMENTS OF OPERATIONS
                                     (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1998           1997
                                                         ------------   ------------

Revenues:
  Product sales                                          $11,587,900    $ 2,950,100
  Service                                                  1,344,300
                                                         ------------   ------------
Total revenues                                            12,932,200      2,950,100
                                                         ------------   ------------

Cost of revenues:
  Cost of product sales                                    8,156,300      2,268,800
  Cost of service                                          1,110,500
                                                         ------------   ------------
Total revenues                                             9,266,800      2,268,800
                                                         ------------   ------------
Gross profit                                               3,665,400        681,300
                                                         ------------   ------------

Operating expenses:
  Research and development                                   298,000        137,200
  Selling and marketing                                      366,700        147,500
  General and administrative                               1,975,700        374,700
                                                         ------------   ------------
Total operating expenses                                   2,640,400        659,400
                                                         ------------   ------------

Income from operations                                     1,025,000         21,900
Interest expense                                            (234,500)        (1,800)
Interest income                                                3,700          3,900
Other income (expense)                                        24,400         (2,800)
                                                         ------------   ------------
Income before income taxes                                   818,600         21,200
Provision for income taxes                                  (346,000)
                                                         ------------   ------------
Net income                                               $   472,600    $    21,200
                                                         ------------   ------------
                                                         ------------   ------------
Earnings per common share:
      Basic                                               $     0.11    $      0.01
                                                         ------------   ------------
                                                         ------------   ------------
      Diluted                                             $     0.11    $      0.01
                                                         ------------   ------------
                                                         ------------   ------------
Shares used in computing earnings
  per share:
      Basic                                                4,131,556      3,263,040
                                                         ------------   ------------
                                                         ------------   ------------
      Diluted                                              4,271,736      3,279,731
                                                         ------------   ------------
                                                         ------------   ------------

                                JAVELIN SYSTEMS, INC.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             1998           1997
                                                         ------------   ------------

OPERATING ACTIVITIES
Net income                                                $  472,600     $   21,200
Adjustments to reconcile net loss to net cash
  used in operating activities:
     Depreciation and amortization                           178,300         23,000
     Amortization of goodwill                                 67,000
     Loss on disposal of assets                                               2,800
     Amortization of deferred compensation                     9,200         21,600
     Deferred rent expense                                                    1,100
     Non-cash allowances                                     117,200
       Changes in operating assets and liabilities:
       Accounts receivable                                (2,323,900)       316,800
       Inventories                                        (2,066,300)        (2,300)
       Other current assets                                 (338,900)        (2,000)
       Accounts payable                                    2,014,500       (171,600)
       Accrued expenses                                       53,900        (51,200)
       Income taxes payable                                  302,400
       Customer deposits                                  (1,032,000)
       Deferred maintenance                                   75,200
                                                        -------------   ------------
     Net cash provided by (used in) operating activities  (2,470,800)       159,400
                                                        -------------   ------------

INVESTING ACTIVITIES
     Purchase of equipment                                  (308,700)       (87,000)
     Other assets                                           (185,100)        (1,200)
                                                         ------------   ------------
       Net cash used in investing activities                (493,800)       (88,200)
                                                         ------------   ------------

FINANCING ACTIVITIES
     Net borrowings (payments) under line of credit        3,055,000       (200,000)
     Repayment of notes payable                              (75,000)
     Deferred offering costs                                 (39,400)
     Exercise of stock options                                 8,900         71,400
                                                         ------------   ------------
     Net cash provided by (used in) financing activities   2,949,500       (128,600)
                                                         ------------   ------------

     CUMULATIVE TRANSLATION ADJUSTMENT                        15,100
                                                         ------------   ------------

     Net (decrease) in cash and cash equivalents                   0        (57,400)
     Cash and cash equivalents at beginning of period              0        686,200
                                                         ------------   ------------
     Cash and cash equivalents at end of period           $        0     $  628,800
                                                         ------------   ------------
                                                         ------------   ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Income tax paid                                      $   43,600     $   --
                                                         ------------   ------------
     Interest paid                                        $  159,400     $    1,800
                                                         ------------   ------------
                                                         ------------   ------------

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

In May 1998, Javelin Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact is headquartered in Singapore and provides consulting and system integration services.

In October 1998, the Company completed a public offering of 1,350,000 shares of its common stock at $6.75 per share, netting proceeds to the Company of approximately $8.0 million. Proceeds to the Company were used to repay borrowings under the revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Ltd. ("RGB") and Jade Communications Ltd ("Jade") described below and for general corporate purposes.

In November 1998, Javelin acquired all of the outstanding common stock of RGB/Trinet Ltd. ("RGB") and Jade Communications Ltd ("Jade"). RGB and Jade are headquartered in England and provided complementary Wide Area Networking (WAN) products and services primarily to large retail, hospitality, and telecommunications companies. The aggregate price for the companies was $1,242,300 in cash and 243,125 shares of the Company's common stock. Javelin may be required to issue additional shares of its common stock with a market value of

$3,290,000 in each of 1999 and 2000 based on cumulative net profits of RGB and Jade during the 24-month period ending September 30, 2000. The acquisitions will be accounted for using the purchase method and, accordingly, the operations of RGB and Jade will be consolidated with the operations of Javelin commencing in November 1998.

Hereinafter, Javelin and its subsidiaries are referred to as the Company.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

These consolidated financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying consolidated financial statements. The financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments as of June 30, 1998 and September 30, 1998 approximate their respective fair values.

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

During the quarter ended September 30, 1998 one customer represented approximately 23.1% of net sales, a second customer approximated 10.6% of net sales and a third customer approximated 10.1% of net sales. During the year ended June 30, 1998 one customer represented approximately 11% of net sales. Foreign sales, principally to Europe, during the quarter ended September 30, 1998 aggregated approximately 14.2% of net sales. Foreign sales during the year ended June 30, 1997 were not significant.

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:


                                           September 30,           June 30,
                                               1998                  1998
                                           --------------     --------------
               Raw materials               $   4,977,000      $   3,572,500
               Finished goods                  3,014,600          2,352,800
                                           --------------     --------------
                                             $ 7,991,600      $   5,925,300
                                           --------------     --------------

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

STOCK-BASED COMPENSATION

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to use APB 25 for accounting for stock-based compensation to employees must make pro forma disclosures of net income or loss, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

INCOME TAXES

The Company accounts for its income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize those taxes through future operations.

EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 128, " Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted
 EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS 128 in the quarter ended December 31, 1997 and has restated all previously reported per share amounts to conform to the new presentation.

Diluted loss per common share is computed using the weighted average number of common shares outstanding during the period.A reconciliation of basic and diluted EPS for the quarters ended September 30, 1997 and 1998 is as follows:

                                             Quarter Ended                   Quarter Ended
                                           September 30, 1997              September 30, 1998
                                           ------------------              ------------------
                                         BASIC          DILUTED          BASIC          DILUTED
                                       ---------       ----------       ---------      -----------
Net income                          $     21,100     $     21,100    $    472,600     $    472,600

Weighted average common shares
 outstanding                           3,130,115        3,130,115       4,131,556        4,131,556

Additional shares due to potential
 exercise of stock options                                149,616                          140,180

 Diluted weighted average
 common shares outstanding             3,130,115        3,279,731       4,131,556        4,271,736

Earnings per share                  $       0.01     $       0.01    $       0.11             0.11


COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $21,200 and $481,700 for the quarters ended September 30, 1997 and 1998, respectively. The primary difference from net income as reported is the tax effected change in the cumulative translation adjustment.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures about Segment of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards
No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about product and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending June 30, 1999 and will not affect the financial position or results of operations.



2.  LINE OF CREDIT AND LONG-TERM DEBT

On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6,000,000 and a term loan of $1,500,000.

Under the terms of the line of credit, the Company may borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (10.25% as of September 30, 1998). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of September 30, 1998, borrowings outstanding under the line amounted to $4,398,000 with approximately $1,100,000 available for future borrowings.

Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 13.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due on June 8, 2001.


3.  STOCKHOLDERS' EQUITY

COMMON STOCK
During the three months ended September 30, 1998, 56,250 shares of common stock, valued at $363,200, were issued to the former shareholders of Posnet in consideration for the termination of the earnout provisions contained in the stock purchase agreement related to the Posnet acquisition, 1,600 shares of common stock were issued upon the exercise of stock options with a weighted average exercise price of $5.56 per share and 1,463 shares of common stock were exchanged for warrants to purchase 2,998 shares of common stock at $6.25 per share.



STOCK OPTION PLAN
The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of the underlying stock on the date of grant. Stock based compensation expense is deferred and amortized over the life of the stock option. During the three months ended September 30, 1997 and September 30, 1998, the Company recognized $21,600 and $9,200, respectively, in stock based compensation expense.

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

     In December 1997, the stockholders approved the Company's 1997 Equity Incentive Plan (the " 1997 Plan") under which the Board, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 1,100,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options generally vest 20% per year over a 5-year period. All options expire ten years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees.

The following option activity occurred in the quarter ended September 30, 1998:

                                                            WEIGHTED AVERAGE
                                             OPTIONS          EXERCISE PRICE
                                             -------          --------------
FOR OPTIONS GRANTED AT LESS THAN FAIR
  MARKET VALUE ON THE DATE OF THE GRANT:
Outstanding as of July 1, 1998               150,200              $3.77
Granted
Exercised                                    -------            -------
Canceled                                     -------            -------
                                             -------            -------

Balance, September 30, 1998                  150,200              $3.77
                                             -------            -------
                                             -------            -------

Exercisable at September 30, 1998            117,304              $3.76


                                             OPTIONS          EXERCISE PRICE
                                             -------          --------------
FOR OPTIONS GRANTED AT LESS THAN FAIR
  MARKET VALUE ON THE DATE OF THE GRANT:
Outstanding as of July 1, 1998               683,500              $8.96
Granted                                       20,000              12.00
Exercised                                     (1,600)              5.56



Canceled                                     -------            -------
                                             -------            -------

Balance, September 30, 1998                  701,900              $9.05
                                             -------
                                             -------

Exercisable at September 30, 1998             86,035              $5.33
                                             -------            -------


WARRANTS

In connection with its initial public offering, the Company sold the representatives of the underwriters a warrant to purchase 85,000 shares of the Company's common stock at $6.25 per share. During the quarter ended June 30, 1998, warrants to purchase 2,998 shares of the Company's common stock were exchanged into 1,463 shares of common stock pursuant to the net-exercise provisions of such warrants. The fair value of the common stock issued approximated the fair value of the warrants received.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Javelin Systems, Inc. (the "Company") designs, manufactures, and markets open system touchscreen point-of-sale ("POS") computers and provides POS systems integration services primarily for the food service and retail industries.

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the
"Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of individual orders; seasonality of revenues; employee hiring and retention, particularly with respect to sales and consulting personnel; lengthy sales and implementation cycles; reduction in demand for existing products and services and shortening of product life cycles; the timing of the introduction of products, product enhancements and services by the Company or its competitors; competition in pricing in the POS systems industry; market acceptance of new products; service personnel utilization rates; the ability of the Company to expand its domestic and international sales, as well as the mix of such sales; foreign currency exchange rates; changes in the mix of products and services sold; general health of the restaurant industry, particularly the quick service restaurant segment; the ability of the Company to generate service agreements; product quality problems; the ability of the Company to control costs; the Company's success in establishing and expanding its direct and indirect distribution channels; the mix of distribution channels through which the Company's products are sold; and general economic conditions. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1997


The following discussion sets forth the historical results of operations and financial condition of the Company for the quarters ended September 30, 1997 and 1998 . The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

                                                            QUARTER  ENDED
                                                            SEPTEMBER 30,
                                                            --------------------
                                                            1997      1998
                                                            ----      ----
          Revenues:
            Hardware and related software                   100.0%    88.4%
            Services                                                  11.6
                                                            -----    -----
          Total revenues                                    100.0    100.0
                                                            -----    -----

          Cost of revenues:
            Hardware and related software                    76.9     70.4
            Services                                                  82.6
                                                            -----    -----
          Total cost of revenues                             76.9     71.7
                                                            -----    -----

          Gross profit                                       23.1     28.3
                                                            -----    -----
          Operating expenses:
             Research and development                         4.7      2.3
             Selling and marketing                            5.0      2.9
            General and administrative                       12.7     15.2
                                                            -----    -----

          Total operating expenses                           22.4     20.4
                                                            -----    -----
          Operating income (loss)                             0.7      7.9
          Interest expense                                   (0.1)    (1.8)
          Other income                                        0.1      0.2
          Provision for income taxes                           --     (2.6)
                                                            -----    -----

          Net income (loss)                                   0.7%     3.7%
                                                            -----    -----
                                                            -----    -----


REVENUES. Revenues increased by 338.4% to $12.9 million in 1998 compared to revenues of $3.0 million for 1997. The change is due to an increase in revenues relating to Javelin hardware sales of $3.8 million (129.4%), hardware revenues from CCI of $3.1 million, service revenues from CCI of $1.2 million and revenues primarily from hardware from the newly established foreign subsidiaries of $1.8 million. The increases relating to Javelin are attributable primarily to increases in the number of units sold (approximately 5,400 units in 1998 compared to 1,600 in 1997) as the average sales price of Javelin hardware remained relatively constant.

GROSS PROFIT. Gross profit increased by 438.0% to $3.7 million in 1998 compared to a gross profit of $681,000 in 1997. The change is due to an increase in gross profit relating to Javelin of $1.5 million (221.8%), gross profit relating to hardware sales by CCI of $752,000, gross profit relating to services provided by CCI of $98,000 and gross profit from the newly established foreign subsidiaries of $622,000. The increase in gross margins relating to Javelin are attributable to (i) the increase in revenues, (ii) reduced prices from the Company's suppliers resulting from increased volume of purchases by the Company and (iii) the realization of manufacturing efficiencies. During the quarter ended September 30, 1998, the Company did not commence or complete any significant deployment service contracts. Costs of service revenues are relatively fixed in the near term. Consequently, until the Company has a larger volume of matured service contracts, gross margins on service revenues will be lower than the Company believes can ultimately be realized by its service operations.

RESEARCH AND DEVELOPMENT.     Research and development expenses increased by
117.2% to $298,000 in 1998 compared to research and development expenses of $137,000 in 1997. All research and development activities are conducted by Javelin. The increase is primarily attributable to increased payroll costs due to the hiring of additional engineers.

SELLING AND MARKETING. Selling and marketing expenses increased by 148.6% to $367,000 in 1998 compared to selling and marketing expenses of $148,000 in 1997. Such expenses represent primarily expenses of Javelin and consisted primarily of payroll, trade show fees, and travel costs. The increase is primarily attributable to additional personnel and advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 427.3% to $2.0 million in 1998 compared to general and administrative of $375,000 in 1997. The change is due to an increase in general and administrative expenses relating to Javelin of $279,000 (74.5%), general and administrative expenses from the acquired domestic subsidiaries of $865,000 and general and administrative from the newly established foreign subsidiaries of $457,000.
The increase at Javelin consisted primarily of increased payroll costs due primarily to an increase in the number of employees and increased facility costs due to expansion.

INTEREST EXPENSE. Interest expense increased by $233,000 to $235,000 in 1998 compared to interest expense of $2,000 in 1997. The increase is due to borrowings under the credit facility in 1988. Such borrowings were necessary to sustain the growth of business.

INCOME TAXES. A provision for federal, state and foreign income taxes of $346,000 was required in 1998 since the Company generated taxable income while no provision was required in 1997 as the Company utilized available tax benefits. All of such benefits were utilized during the fiscal year ended June 30, 1998.

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


On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (10.25% as of September 30, 1998). As of September 30, 1998 borrowing outstanding under the line amounted to $4.4 million with approximately $1.1 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to pay $25,000 per month under the term loan with all unpaid principal and interest due on June 8, 2001. As of September 30, 1998, the Company had working capital of $4.2 million.

On October 30, 1998, the Company completed a public offering of 1,350,000 shares of its common stock at $6.75 per share, netting proceeds to the Company of approximately $8.0 million. Proceeds to the Company were used to repay borrowings under the revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Ltd. ("RGB") and Jade Communications Ltd ("Jade") and for general corporate purposes.

Cash used in operating activities for the three months ended September 30, 1998 amounted to $2.5 million and consisted primarily of increases in trade receivables and inventories. Cash used in investing activities for the three months ended September 30, 1998 amounted to $493,800 and consisted primarily of purchases of property and equipment. Cash provided by financing activities for the three months ended September 30, 1998 amounted to $2.9 million and consisted primarily of net borrowings under the line of credit.

The Company believes that the net proceeds from the public offering completed in October 1998, together with the availability of its line of credit, will be sufficient to meet its capital requirements for the next eighteen months.


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

The Company has initiated formal communications with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the year 2000 problem. Although the Company has received verbal assurances of year 2000 compliance from certain of such third parties, the Company has not received written assurances of year 2000 compliance from the third parties with whom it has relationships. The Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. In the event that the Company's suppliers are unable to provide sufficient quantities of materials or goods to the Company as a result of their failure to be year 2000 compliant, the Company believes that it can obtain adequate supplies of materials and goods at comparable prices from other sources. In the event that the Company's OEMs and VARs are adversely affected by any failure to become year 2000 compliant and are therefore unable to purchase anticipated quantities of the Company's products on a timely basis, the Company may seek to replace such OEMs and VARs. Nevertheless, the Company believes that any year 2000 compliance problems of its suppliers, OEMs and VARs could cause the Company's results of operations to fluctuate on a period to period basis. Uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant. Any year 2000 compliance problem of either the Company or third parties with whom the Company has relationships could materially adversely affect the Company's business, financial condition or results of operations.


IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards
No. 131, "Disclosures about Segment of an Enterprise and Related Information" ("SFAS 131") which supersedes Statement of Financial Accounting Standards
No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about product and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending June 30, 1999 and will not affect the financial position or results of operations.

PART II.   OTHER INFORMATION

In August 1998, the company issued an aggregate of 56,250 shares of the Company's Common Stock to Mark LeMay, Paul Amestoy, Greg Kosin and Ralph
E. Rudzik, Jr. in consideration for the termination of the earnout provisions of the stock purchase agreement related to the acquisition of Posnet. The issuance of the Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended ("the Act"), by virtue of Section 4(2) of the Act.


ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

1. On August 31, 1998, the Company issued an aggregate of 56,250 shares of the Company's Common Stock to Mark LeMay, Paul Amestoy, Greg Kosin and Ralph
E. Rudzik, Jr. in consideration for the termination of the earnout provisions of the stock purchase agreement related to the acquisition of Posnet. The issuance of the Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended ("the Act"), by virtue of Section 4(2) of the Act.

On September 18, 1998, the Company issued an aggregate of 1,463 shares of its Common Stock to Meridian Capital Group, Inc. ("Meridian") upon exercise of warrants held by Meridian pursuant to the net-exercise provisions contained in such warrants. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act.

The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions. All recipients had adequate access, through employment or other relationships, to information about the Company.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)  27.1     Financial Data Schedule in accordance with Article 5 of
              Regulation S-X.


(b) No reports on Form 8-K were filed during the three months ended September 30, 1998

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 Javelin Systems, Inc.


    November 12, 1998                             /s/ Richard P. Stack
-------------------------                        -----------------------------
          Date                                   Richard P. Stack
                                                 Chief Executive Officer
                                                 and President



    November 12, 1998                             /s/ Horace W. Hertz
-------------------------                        -----------------------------
          Date                                   Horace M. Hertz
                                                 Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

27.1   Financial Data Schedule in accordance with Article 5 of Regulation S-X.