Form 10QSB
period 1998-12-31
JAVELIN SYSTEMS INC
filed 1999-01-20
CIK 1021917

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

               [ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1998

            [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
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

                                  17891 CARTWRIGHT
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
Yes   X     No
    -----      -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


Title                                   Date                 Outstanding
Common Stock, $.01 par value       January14,1999             5,835,333


Transitional Small Business Disclosure Format (check one):
Yes       No   X
    -----    -----

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (1)

                                JAVELIN SYSTEMS, INC.
                                    BALANCE SHEETS


                                                                    DECEMBER 31,           JUNE 30,
                                                                        1998                1998*
                                                                    ------------        ------------
                                                                    (UNAUDITED)
ASSETS
Current assets:
  Cash                                                              $                   $
  Accounts receivable - net                                           14,703,700           7,449,700
  Inventories                                                         14,472,400           5,925,300
  Deferred income taxes                                                  204,900             204,900
  Other current assets                                                   593,300             426,900
                                                                    ------------        ------------
     Total current assets                                             29,974,300          14,006,800
  Property and equipment, net                                          1,797,500           1,036,400
  Excess of cost over net assets of purchased businesses              10,230,600           6,457,500
  Deferred financing costs                                               768,200             889,000
  Other assets, net                                                      173,200             141,600
                                                                    ------------        ------------
     Total assets                                                   $ 42,943,800        $ 22,531,300
                                                                    ------------        ------------
                                                                    ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
     Line of credit                                                 $  2,716,500        $  1,343,000
     Accounts payable                                                 11,651,600           5,636,900
     Accrued expenses                                                  2,189,800             625,000
     Current maturities of long-term debt                                300,000             300,000
     Customer deposits                                                   648,800           1,197,200
     Deferred maintenance revenues                                       368,000             385,300
     Income taxes payable                                              1,038,400             438,700
                                                                    ------------        ------------
       Total current liabilities                                      18,913,100           9,926,100
  Long-term debt, net of current portion                               1,359,600           1,200,000
  Deferred rent expense                                                    8,700               6,300
  Stockholders' equity:
     Preferred stock, $0.01 par value:
        authorized shares--1,000,000
        issued and outstanding shares--none                                  ---                 ---
     Common stock, $.01 par value:
        authorized shares--20,000,000
        issued and outstanding shares--5,835,333 at December 31,
          1998, and 4,111,962 at June 30, 1998                            58,400              41,100
     Additional paid in capital                                       21,472,400          11,270,900
     Deferred compensation                                               (22,200)            (39,200)
     Retained earnings                                                 1,179,500             132,900
     Cumulative translation adjustment                                   (25,700)             (6,800)
                                                                    ------------        ------------
       Total stockholders' equity                                     22,662,400          11,398,900
                                                                    ------------        ------------
       Total liabilities and stockholders' equity                   $ 42,943,800        $ 22,531,300
                                                                    ------------        ------------
                                                                    ------------        ------------



SEE ACCOMPANYING NOTES.

*The balance sheet at June 30, 1998 has been derived from audited financial statements.


SEE ACCOMPANYING NOTES.

                               JAVELIN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                              DECEMBER 31,                   DECEMBER 31
                                      ---------------------------   ---------------------------

                                          1998           1997           1998           1997
                                      ------------    -----------   ------------    -----------
Revenues:
  Product sales                       $ 13,997,500    $ 4,452,200   $ 25,585,400    $ 7,402,400
  Service                                3,870,000                     5,214,300
                                      ------------    -----------   ------------    -----------
Total revenues                          17,867,500      4,452,200     30,799,700      7,402,400
                                      ------------    -----------   ------------    -----------

Cost of Sales:
  Product sales                         10,165,400      3,427,500     18,321,700      5,696,300
  Service                                2,940,400                     4,050,900
                                      ------------    -----------   ------------    -----------
Total cost of sales                     13,105,800      3,427,500     22,372,600      5,696,300
                                      ------------    -----------   ------------    -----------

Gross profit                             4,761,700      1,024,700      8,427,100      1,706,100
                                      ------------    -----------   ------------    -----------

Operating expenses:
  Research and development                 285,200        169,500        583,200        306,700
  Selling and marketing                  1,038,700        261,300      1,405,400        408,900
  General and administrative             2,241,900        448,200      4,217,600        822,800
                                      ------------    -----------   ------------    -----------
Total operating expenses                 3,565,800        879,000      6,206,200      1,538,400
                                      ------------    -----------   ------------    -----------

Income from operations                   1,195,900        145,700      2,220,900        167,700
Interest expense                          (234,700)        (6,900)      (469,200)        (8,800)
Other income (expense)                      (6,700)         8,900         17,700          6,100
Interest income                              4,500          4,100          8,200          8,000
                                      ------------    -----------   ------------    -----------
Net income before income taxes             959,000        151,800      1,777,600        173,000
Provision for income taxes                (385,000)       (59,200)      (731,000)       (59,200)
                                      ------------    -----------   ------------    -----------
Net income                            $    574,000    $    92,600   $  1,046,600    $   113,800
                                      ------------    -----------   ------------    -----------
                                      ------------    -----------   ------------    -----------

Earnings per common share:
      Basic                           $       0.11    $      0.03   $       0.22    $      0.04
                                      ------------    -----------   ------------    -----------
                                      ------------    -----------   ------------    -----------
      Diluted                         $       0.11    $      0.03   $       0.22    $      0.03
                                      ------------    -----------   ------------    -----------
                                      ------------    -----------   ------------    -----------

Shares used in computing
   Earnings per share:
      Basic                              5,251,180      3,234,541      4,691,368      3,182,328
                                      ------------    -----------   ------------    -----------
                                      ------------    -----------   ------------    -----------


SEE ACCOMPANYING NOTES.


      Diluted                            5,390,930      3,328,680      4,831,333      3,304,206
                                      ------------    -----------   ------------    -----------
                                      ------------    -----------   ------------    -----------


SEE ACCOMPANYING NOTES.

                               JAVELIN SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                             1998           1997
                                                                         ------------   ------------
OPERATING ACTIVITIES
Net income                                                               $  1,046,600   $    113,800
Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization                                              530,600         52,400
   Amortization of deferred compensation                                       17,000         31,500
   Loss on disposal of assets                                                                  2,800
   Deferred rent expense                                                        2,400          3,200
   Income tax benefit from exercise of stock options                                          59,200
   Non-cash allowances                                                        192,200        125,000
   Changes in operating assets and liabilities:
      Accounts receivable                                                  (4,536,000)    (1,224,300)
      Inventories                                                          (7,577,000)      (167,200)
      Other current assets                                                     58,200       (293,500)
      Accounts payable                                                      4,687,600        487,100
      Accrued expenses                                                        689,300        (35,000)
      Income taxes payable                                                    567,500
      Customer deposits                                                      (548,400)
      Deferred maintenance                                                   (129,100)
                                                                         ------------   ------------
   Net cash used in operating activities                                   (4,999,100)      (845,000)
                                                                         ------------   ------------
INVESTING ACTIVITIES
   Purchase of equipment                                                     (685,700)      (180,100)
   Cash (paid for) received from purchased businesses                      (1,889,800)       665,100
   Other assets                                                               (61,700)        (7,300)
                                                                         ------------   ------------
   Net cash provided by (used in) investing activities                     (2,637,200)       477,700
                                                                         ------------   ------------
FINANCING ACTIVITIES
   Net (payments) borrowings  under line of credit                           (341,000)       800,000
   Proceeds from issuance of notes payable                                      5,800
   Repayment of notes payable                                                (180,500)
   Deferred financing costs                                                   (29,400)
   Net proceeds from public offering                                        8,146,400
   Exercise of stock options                                                   70,400         71,400
                                                                         ------------   ------------
      Net cash provided by financing activities                             7,671,700        871,400
                                                                         ------------   ------------

CUMULATIVE TRANSLATION ADJUSTMENT                                             (35,400)
                                                                         ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                              -        504,100
   Cash and cash equivalents at beginning of period                                         686,200
                                                                         ------------   ------------
   Cash and cash equivalents at end of period                            $          -   $  1,190,300
                                                                         ------------   ------------
                                                                         ------------   ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

SEE ACCOMPANYING NOTES.


Income tax paid                                                          $    161,300   $        ---
                                                                         ------------   ------------
                                                                         ------------   ------------
Interest paid                                                            $    319,100   $      6,900
                                                                         ------------   ------------
                                                                         ------------   ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
  AND INVESTING ACTIVITIES:
See Note 2 for the acquisition of businesses in exchange for shares of the Company's common stock




Equity statement needed.


SEE ACCOMPANYING NOTES.

                               JAVELIN SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Javelin Systems, Inc. ("the Company") was incorporated in the State of Delaware under the name of Sunwood Research, Inc. on September 19, 1995. The Company designs, develops, markets, sells and provides services for open systems touch screen point-of-sale ("POS") computers.

In December 1997, Javelin acquired all of the outstanding common stock of POSNET Computers, Inc. ("Posnet") and CCI Group, Inc. ("CCI"). Posnet and CCI provide full turn-key systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

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

In November 1998, the Company completed a public offering of 1,395,000 shares of its common stock at $6.75 per share, netting proceeds to the Company of approximately $8.1 million. Proceeds to the Company were used to repay borrowings under a revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Ltd and Jade Communications Ltd, as described in Note 2, and for general corporate purposes.

In December 1998, the Company increased the number of authorized shares of common stock from 10,000,000 to 20,000,000.

Hereinafter, Javelin and its subsidiaries are referred to as the Company.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited financial statements are reflected herein. All such adjustments are normal and recurring in nature. The consolidated financial statements include the accounts of Javelin and of its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-KSB filed with the SEC.

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                            December 31,          June 30,
                                1998                1998
                            ------------        ------------
     Raw materials          $12,569,400         $  3,572,500
     Work in process          1,217,800                   -
     Finished goods             685,200            2,352,800
                            ------------        ------------
                            $14,472,400         $  5,925,300
                            ------------        ------------

EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the quarter ended December 31, 1997 and has restated all previously reported per share amounts to conform to the new presentation.

A reconciliation of the basic and diluted EPS for the three and six months ended December 31, 1998 and 1997 is as follows:



                                                 Quarter Ended                           Quarter Ended
                                               December 31, 1998                       December 31, 1997
                                         ------------------------------          -------------------------------
                                           BASIC               DILUTED              BASIC                DILUTED
                                         ----------          ----------          ----------          ----------
Net income                               $  574,000          $  574,000          $   92,600          $   92,600



Weighted average common shares
   outstanding                            5,251,180           5,251,180           3,234,541           3,234,541
Additional shares due to potential
   exercise of stock options                                    139,750                                  94,139
                                         ----------          ----------          ----------          ----------
   Diluted weighted average
   common shares outstanding              5,251,180           5,390,930           3,234,541           3,328,680
                                         ----------          ----------          ----------          ----------
                                         ----------          ----------          ----------          ----------
Earnings Per Share                       $     0.11          $     0.11          $     0.03          $     0.03
                                         ----------          ----------          ----------          ----------
                                         ----------          ----------          ----------          ----------

                                               Six Months Ended                        Six Months Ended
                                               December 31, 1998                       December 31, 1997
                                         ------------------------------          ------------------------------
                                           BASIC               DILUTED             BASIC               DILUTED
                                         ----------          ----------          ----------          ----------
Net income                               $1,046,600          $1,046,600          $  113,800          $  113,800

Weighted average common shares
   outstanding                            4,691,368           4,691,368           3,182,328
                                                                                                      3,182,328
Additional shares due to potential
   exercise of stock options                                    139,035                                 121,878
                                         ----------          ----------          ----------          ----------
   Diluted weighted average
   common shares outstanding              4,691,368           4,831,333           3,182,328           3,304,206
                                         ----------          ----------          ----------          ----------
                                         ----------          ----------          ----------          ----------
Earnings per share                       $     0.22          $     0.22          $     0.04                0.03
                                         ----------          ----------          ----------          ----------
                                         ----------          ----------          ----------          ----------


COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $92,600 and $553,900 for the quarters ended December 31, 1997 and 1998, respectively, and $113,800 and $1,035,400 for the six months ended December 31, 1997 and 1998, respectively. The primary difference from net income as reported is the tax effected change in the cumulative translation adjustment.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending June 30, 1999 and will not affect the financial position or results of operations.

2.  ACQUISITIONS

In August 1998, the Company agreed to issue 56,250 shares of its common stock, valued at $363,200, to the former shareholders of Posnet in consideration for the elimination of any future Earnout Shares. The value of these shares was recorded as additional goodwill.

As described in Note 1, the Company acquired all of the outstanding capital stock of RGB and 52.5% of the outstanding common stock of Jade in November 1998. The remaining 47.5% of the outstanding common stock of Jade is owned by RGB.
RGB and Jade are headquartered in England and provide complementary Wide Area Networking (WAN) products and services primarily to large retail and hospitality chains as well as the telecommunications industry.

The aggregate purchase price for the RGB and Jade capital stock consisted of $1,889,800 in cash (including acquistion costs of $148,700) and 257,058 shares of the Company's common stock. The Company may be required to issue additional shares of its common stock with a market value of $3,290,000 in each of 1999 and 2000 based upon the cumulative net profits of RGB and Jade during the twenty-four month period ending September 30, 2000. The acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of RGB and Jade have been included with those of the Company commencing on the date of acquisition. The results of operations of RGB and Jade were not material in relation to the Company's consolidated results of operations. The puchase price of $3,528,500 resulted in excess of acquisition costs over the fair value of net assets acquired by approximately $2,865,200. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 25 years. The final allocation of the purchase price may vary as additional informatiion is obtained, and accordingly, the ultimate allocation may differ from those used in the unaudited consolidated financial statements included herein.

Cash paid in connection with the Company's purchase acquisitions is as follows:

     Fair value of assets acquired, including goodwill           $  7,261,600
     Less liabilities assumed                                      (3,733,100)
     Less stock issued to sellers                                  (1,638,700)
                                                                 ------------

     Cash paid                                                   $  1,889,800
                                                                 ------------
                                                                 ------------

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Javelin Systems, Inc. (the "Company") designs, manufactures and markets open system touch screen point-of-sale ("POS") computers and provides POS systems integration services primarily for the food service and retail industries.


Hereinafter, Javelin and its subsidiaries are referred to as the Company.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended December 31, 1998 and 1997:

                                                    DECEMBER 31,
                                                    ------------
                                                   1998      1997
                                                  -----     -----
          Revenues:
            Hardware and related software          78.3%    100.0%
            Services                               21.7
                                                  -----     -----
          Total revenues                          100.0     100.0
                                                  -----     -----

          Cost of revenues:
          Hardware and related software            72.6      77.0
            Services                               76.0
                                                  -----     -----
          Total cost of revenues                   73.3      77.0
                                                  -----     -----

          Gross profit                             26.7      23.0
                                                  -----     -----
          Operating expenses:
            Research and development                1.6       3.8
            Selling and marketing                   5.8       5.9
            General and administrative             12.6      10.0
                                                  -----     -----

          Total operating expenses                 20.0      19.7
                                                  -----     -----
          Operating income                          6.7       3.3
          Interest expense                         (1.3)     (0.2)
          Other income                              --         .2
          Interest income                                      .1
          Provision for income taxes               (2.2)     (1.3)
                                                  -----     -----

          Net income                                3.2%      2.1%
                                                  -----     -----
                                                  -----     -----

REVENUES. Revenues increased by 301.3% to $17.9 million in 1998 compared to revenues of $4.5 million for 1997. The change is due to an increase in revenues relating to Javelin hardware sales of $1.9 million (42.6%), hardware revenues from CCI and RGB/Jade of $4.1million and $993,000, respectively, service revenues from CCI and RGB/Jade of $1.0 million and $2.6 million, respectively, and revenues primarily from hardware from the newly established foreign subsidiaries of $2.8 million. The increases relating to Javelin are attributable primarily to increases in the number of units sold (approximately 5,400 units in 1998 compared to 2,400 in 1997).

GROSS PROFIT. Gross profit increased by 364.7% to $4.7 million in 1998 compared to a gross profit of $1.0 million in 1997. The change is due to an increase in gross profit relating to Javelin of $1.0 million (97.7%), gross profit relating to hardware sales by CCI and RGB/Jade of $724,000 and $449,000, respectively, gross profit relating to services provided by CCI and RGB/Jade of $2,000 and $760,000, respectively, and gross profit from the newly established foreign subsidiaries of $802,000. The increases relating to Javelin are attributable to the increase in revenues and a reduction in the cost of its products due to reductions in prices from the Company's suppliers resulting from increased volume of purchases by the Company and the realization of manufacturing efficiencies.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 68.4% to $285,000 in 1998 compared to research and development expenses of $169,000 in 1997. All research and development activities are conducted by Javelin. The increase is primarily attributable to increased payroll costs due to the hiring of additional engineers.

SELLING AND MARKETING. Selling and marketing expenses increased by 297.5% to $1.0 million in 1998 compared to selling and marketing expenses of $261,000 in 1997. The change is due to an increase in expenses of Javelin of $168,000 (64.4%), increases in expenses of RGB/Jade of $447,000 and in expenses of the newly established foreign subsidiaries of $162,000. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs. The increase at Javelin is primarily attributable to additional personnel and advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 400.2% to $2.2 million in 1998 compared to general and administrative of $448,000 in fiscal 1997. The change is due to an increase in general and administrative expenses relating to Javelin of $94,000 (20.8%), general and administrative expenses from CCI of $960,000, general and administrative from the newly established foreign subsidiaries of $490,000 and general and administrative expenses of RGB/Jade of $250,000. The increase at Javelin consisted primarily of increased payroll costs due primarily to an increase in the number of employees, increased facility costs due to expansion and increased costs associated with being a public company.

INTEREST EXPENSE. Interest expense increased by $228,000 to $235,000 in 1998 compared to interest expense of $7,000 in 1997. The increase is due to borrowings under the credit facility in 1988. Such borrowings were necessary to sustain the growth of business.

INCOME TAXES. Provision for federal, state and foreign income taxes increased by $326,000 to $385,000 in 1998 compared to income tax expenses of $59,000 in 1997. The increase is attributable to the increase in income before income taxes of $807.000.




SIX MONTHS ENDED DECEMBER 31, 1998 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1997

The following table sets forth certain statements of operations data as a percentage of total revenues for the six months ended December 31, 1998 and 1997:

                                                   DECEMBER 31,
                                                   ------------
                                                   1998      1997
                                                  -----     -----
          Revenues:
            Hardware and related software          83.1%    100.0%
            Services                               16.9
                                                  -----     -----
          Total revenues                          100.0     100.0
                                                  -----     -----

          Cost of revenues:
          Hardware and related software            71.6      77.0
            Services                               77.7
                                                  -----     -----
          Total cost of revenues                   72.6      77.0
                                                  -----     -----

          Gross profit                             27.4      23.0
                                                  -----     -----
          Operating expenses:
            Research and development                1.9       4.1
            Selling and marketing                   4.6       5.5
            General and administrative             13.7      11.1
                                                  -----     -----

          Total operating expenses                 20.2      20.7
                                                  -----     -----
          Operating income                          7.2       2.3
          Interest expense                         (1.5)     (0.1)
          Other income                              0.1       --
          Provision for income taxes               (2.4)      (.8)
                                                  -----     -----

          Net income                                3.4%      1.5%
                                                  -----     -----
                                                  -----     -----

REVENUES. Revenues increased by 316.1% to $30.8 million for the first six months of 1999 compared to revenues of $7.4 million for the first six months of 1998. The change is due to an increase in revenues relating to Javelin hardware sales of $5.7 million (77.2%), hardware revenues from CCI and RGB/Jade of $7.3 million and $1.0 million, respectively, service revenues from CCI and RGB/Jade of $2.2 million and $2.6 million, respectively, and revenues primarily from hardware from the newly established foreign subsidiaries of $4.6 million. The increases relating to Javelin are attributable primarily to increases in the number of units sold (approximately 10,900 units in 1998 compared to 4,000 in 1997).

GROSS PROFIT. Gross profit increased by 393.9% to $8.4 million for the first six months of 1999 compared to a gross profit of $1.7 million for the first six months of 1998. The change is due to an increase in gross profit relating to Javelin of $2.5 million (147.2%), gross profit relating to hardware sales by CCI and RGB/Jade of $1.5 million and $449,000, respectively, gross profit relating to services provided by CCI and RGB/Jade of $101,000 and $760,000, respectively, and gross profit from the newly established foreign subsidiaries of $1.4 million. The increases relating to Javelin are attributable to the increase in revenues and a reduction in the cost of its products due to reductions in prices from the Company's suppliers resulting from increased volume of purchases by the Company and the realization of manufacturing efficiencies.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 90.0% to $583,000 for the first six months of 1999 compared to research and development expenses of $307,000 for the first six months of 1998. All research and development activities are conducted by Javelin. The increase is primarily attributable to increased payroll costs due to the hiring of additional engineers.

SELLING AND MARKETING. Selling and marketing expenses increased by 243.7% to $1.4 million for the first six months of 1999 compared to selling and marketing expenses of $409,000 for the first six months of 1998. The change is due to an increase in expenses of Javelin of $340,000 (16.9%), increases in expenses of RGB/Jade of $447,000 and in expenses of the newly established foreign subsidiaries of $209,000. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs. The increase at Javelin is primarily attributable to additional personnel and advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 412.6% to $4.2 million for the first six months of 1999 compared to general and administrative of $823,000 for the first six months of 1998. The change is due to an increase in general and administrative expenses relating to Javelin of $309,000 (24.5%), general and administrative expenses from CCI of $1.9 million, general and administrative from the newly established foreign subsidiaries of $947,000 and general and administrative expenses of RGB/Jade of $250,000. The increase at Javelin consisted primarily of increased payroll costs due primarily to an increase in the number of employees, increased facility costs due to expansion and increased costs associated with being a public company.

INTEREST EXPENSE. Interest expense increased by $460,000 to $469,000 in 1998 compared to interest expense of $9,000 in 1997. The increase is due to borrowings under the credit facility in 1988. Such borrowings were necessary to sustain the growth of business.

INCOME TAXES. Provision for federal, state and foreign income taxes increased from 34.2% of income before income taxes for the first six months of 1998 to 41.1% of income before income taxes for the first six months of 1999. The increase is attributable to the utilization of available tax benefits in fiscal 1997. All of such benefits were utilized during the fiscal year ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

In October and November 1998, the Company received proceeds of $8.1 million from the sale of 1,395,000 shares of its common stock in a public offering.
On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (9.5% as of December 31, 1998). As of December 31, 1998 borrowings outstanding under the line amounted to $2.4 million with approximately $3.5 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to pay $25,000 per month under the term loan with all unpaid principal and interest due on June 8, 2001.

As of December 31, 1998, the Company had working capital of $11.1 million.

Cash used in operating activities for the six months ended December 31, 1998 amounted to $5.0 million and consisted primarily of increases in trade receivables and inventories. Cash used in investing activities for the six months ended December 31, 1998 amounted to $2.8 million and consisted primarily of cash used to acquire the outstanding common stock of RGB and Jade. Cash provided by financing activities for the six months ended December 31, 1998 amounted to $7.7 million and consisted primarily of the proceeds from the public offering completed in November.

The Company believes that the net proceeds from the public offering completed in November 1998, together with the availability of its line of credit, will be sufficient to meet its capital requirements for the foreseeable future.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which supersedes Statement of Financial Accounting Standards No. 14. This statement changes the way that publicly-held companies report information about operating segments as well as disclosures about products and services, geographic areas and major customers. Operating segments are defined as revenue-producing components of the enterprise, which are generally used internally for evaluating segment performance. SFAS 131 will be effective for the Company's year ending June 30, 1999 and will not affect the financial position or results of operations.

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since October 1, 1998, the Company has sold and issued the following securities which were not registered under the Securities Act:

     (1) In November 1998, the Company issued 257,058 shares of its Common Stock to the former shareholders of RGB/Trinet Ltd. ("RGB") And Jade Communications Ltd. ("Jade") in exchange for all of the outstanding shares of capital stock of RGB and 52.5% of the outstanding common stock of Jade. The total number of shares of Common Stock issued to the former shareholders of RGB and Jade are collectively referred to herein as the "Shares". The Company did not engage the services of any underwriter in connection with the issuances of the Shares. The sale and issuance of the Shares were deemed to be exempt under the Securities Act by virtue of Regulation S promulgated thereunder. The Company's reliance on such exemption was based, in part, on the representations made by the holders of capital stock of RGB and Jade.



ITEM 4.   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

1. (a) The stockholders of the Company acted by written consent to increase the number of shares authorized under the Company's 1997 Equity Incentive Plan from 300,000 shares to 1,100,000 shares on October 26, 1998.

     (b) The number of shares that voted in favor of the plan increase was 2,177,808.

2. (a) The 1998 Annual Meeting of Stockholders (the "Annual Meeting") was held on December 31, 1998.

     (b) The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting of each such matter:

     (1)  For the election of the following nominees as director:

          Jay L. Kear and Andrew F.Puzder

          For               Against          Abstained        Non-votes
          2,451,203            0                3,800         1,721,359


     (2) To amend the Company's Certificate of Incorporation to increase the number of the Company's Common Stock from ten miilion to twenty million

          For               Against          Abstained        Non-votes
          2,451,203            0               3,800          1,721,359


     (3) To ratify the selection of PricewaterhouseCoopers LLP as independent auditors of the Company for its fiscal year ending June 30, 1999

          For               Against          Abstained        Non-votes
          2,386,749          65,954            2,300          1,721,359


     (c) In addition, the terms of Richard P. Stack, Steven Goodman and Robert Nichols all continued after the Annual Meeting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS

     3.1  Amended and Restated Certificate of Incorporation of Registrant.

    10.1 Second and Third Amendments to Loan and Security Agreement dated December 15, 1998 and January 10, 1999, respectively, by and among the Company, CCI Group, Inc., POSNET Computers, Inc. and FINOVA Capital Corporation.

    27.1  Financial Data Schedule in accordance with Article 5 of Regulation SX.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Javelin Systems, Inc.


       January 21, 999                  /s/ RICHARD P. STACK
------------------------------          ----------------------------------------
             Date                       Richard P. Stack
                                        Chief Executive Officer
                                        and President



       January 21, 1999                 /s/ HORACE HERTZ
------------------------------          ----------------------------------------
             Date                       Horace Hertz
                                        Chief Financial Officer

                                   EXHIBIT INDEX

 3.1  Amended and Restated Certificate of Incorporation of Registrant.

10.1  Second and Third Amendments to Loan and Security Agreement dated December
      15, 1998 and January 10, 1999, respectively, by and among the Company, CCI
      Group, Inc., POSNET Computers, Inc. and FINOVA Capital Corporation.

27.1  Financial Data Schedule in accordance with Article 5 of Regulation SX.
