Form 10QSB
period 1999-03-31
JAVELIN SYSTEMS INC
filed 1999-05-10
CIK 1021917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

Yes          X     No
          --------        --------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Title                                     Date                  Outstanding

Common Stock, $.01 par value         April 26, 1999              8,786,807

Transitional Small Business Disclosure Format (check one):
Yes      No  X
   -----   -----

SEE ACCOMPANYING NOTES.                                   5

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                              JAVELIN SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,      JUNE 30,
                                                                       1999          1998*
                                                                  ------------    ------------
                                                                  (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 22,211,300    $
   Accounts receivable - net                                        15,069,800       7,449,700
   Inventories                                                      14,059,000       5,925,300
   Deferred income taxes                                               204,900         204,900
   Other current assets                                                651,300         426,900
                                                                  ------------    ------------
     Total current assets                                           52,196,300      14,006,800
   Property and equipment, net                                       2,200,400       1,036,400
   Excess of cost over net assets of purchased businesses           11,100,600       6,457,500
   Deferred financing costs                                            692,900         889,000
   Other assets, net                                                   174,300         141,600
                                                                  ------------    ------------
                                                                  ------------    ------------
     Total assets                                                 $ 66,364,500    $ 22,531,300
                                                                  ------------    ------------
                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                               $  1,878,600    $  1,343,000
     Accounts payable                                                7,194,600       5,636,900
     Accrued expenses                                                2,308,800         625,000
     Current maturities of long-term debt                              300,000         300,000
     Customer deposits                                                   2,700       1,197,200
     Deferred maintenance revenues                                     497,800         385,300
     Income taxes payable                                              912,100         438,700
                                                                  ------------    ------------
       Total current liabilities                                    13,094,600       9,926,100
   Deferred rent expense                                                15,100           6,300
   Long-term debt, net of current portion                            1,331,800       1,200,000
   Stockholders' equity:
     Preferred stock, $0.01 par value:
        authorized shares--1,000,000;
        issued and outstanding shares--none
     Common stock, $.01 par value:
        authorized shares--20,000,000;
        issued and outstanding shares--8,334,581 at March 31,
          1999 and 4,111,962 at June 30, 1998                           83,300          41,100
     Additional paid in capital                                     49,618,600      11,270,900
     Deferred compensation                                             (14,400)        (39,200)
     Retained earnings                                               2,314,400         132,900
     Accumulated other comprehensive loss                              (78,900)         (6,800)
                                                                  ------------    ------------
       Total stockholders' equity                                   51,923,000      11,398,900
                                                                  ------------    ------------
                                                                  ------------    ------------
       Total liabilities and stockholders' equity                 $ 66,364,500    $ 22,531,300
                                                                  ------------    ------------
                                                                  ------------    ------------

*The balance sheet at June 30, 1998 has been derived from audited financial statements.


SEE ACCOMPANYING NOTES.

                              JAVELIN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            MARCH 31,                           MARCH 31,
                                                 ------------------------------------------------------------------
                                                      1999              1998              1999              1998
                                                 ------------      ------------      ------------      ------------
Revenues:
  Product sales                                  $ 17,547,000      $  9,357,500      $ 43,132,400      $ 16,759,800
  Service                                           3,544,000         1,286,000         8,758,200         1,286,000
                                                 ------------      ------------      ------------      ------------
Total revenues                                     21,091,000        10,643,500        51,890,600        18,045,800
                                                 ------------      ------------      ------------      ------------
Cost of revenues:
  Cost of product sales                            12,430,900         6,864,100        30,752,400        12,560,400
  Cost of service                                   2,942,300           891,800         6,993,300           891,800
                                                 ------------      ------------      ------------      ------------
Total cost of revenues                             15,373,200         7,755,900        37,745,700        13,452,200
                                                 ------------      ------------      ------------      ------------
Gross profit                                        5,717,800         2,887,600        14,144,900         4,593,600
                                                 ------------      ------------      ------------      ------------
Operating expenses:
     Research and development                         349,400           250,100           932,600           556,800
     Selling and marketing                          1,101,300           438,100         2,506,700           806,900
     General and administrative                     2,318,300         1,581,700         6,535,900         2,444,500
                                                 ------------      ------------      ------------      ------------
Total operating expenses                            3,769,000         2,269,900         9,975,200         3,808,200
                                                 ------------      ------------      ------------      ------------
Income from operations                              1,948,800           617,700         4,169,700           785,400
Interest expense, net                                (157,300)          (24,600)         (615,200)           (6,300)
Other income                                            8,100            23,200            22,900            10,200
                                                 ------------      ------------      ------------      ------------
Income before income taxes                          1,799,600           616,300         3,577,400           789,300
Provision for income taxes                           (664,700)         (262,900)       (1,395,700)         (322,200)
                                                 ------------      ------------      ------------      ------------
Net income                                       $  1,134,900      $    353,400      $  2,181,700      $    467,100
                                                 ------------      ------------      ------------      ------------
                                                 ------------      ------------      ------------      ------------
Earnings per common share:
      Basic                                      $       0.16      $       0.09      $       0.40      $       0.13
      Diluted                                    $       0.16      $       0.09      $       0.39      $       0.13
                                                 ------------      ------------      ------------      ------------
                                                 ------------      ------------      ------------      ------------
Shares used in computing earnings per share:
      Basic                                         6,951,212         4,034,650         5,444,549         3,466,436
                                                 ============      ============      ============      ============
      Diluted                                       7,237,141         4,115,291         5,633,269         3,574,567
                                                 ============      ============      ============      ============


SEE ACCOMPANYING NOTES.

                              JAVELIN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 1999                   1998
                                                                             ------------            -----------
OPERATING ACTIVITIES
Net income                                                                   $  2,181,700            $   467,100
Adjustments to reconcile net income to net cash used
    in operating activities:

   Depreciation and amortization                                                  907,700                179,900
   Amortization of deferred compensation                                           24,800                 41,600
   Loss on disposal of assets                                                                              2,800
   Deferred rent expense                                                            8,800                  4,800
   Income tax benefit from exercise of stock options                              223,600                 59,200
   Non-cash allowances                                                            276,000                764,000
   Changes in operating assets and liabilities:

         Accounts receivable                                                   (4,962,100)            (1,894,000)
         Inventories                                                           (7,163,600)            (2,004,100)
         Other current assets                                                         200               (326,700)
         Accounts payable                                                         230,600               1,673,000
         Accrued expenses                                                         784,300                (28,700)
         Income taxes payable                                                     664,800                 61,400
         Customer deposits                                                     (1,194,500)              (693,700)
         Deferred maintenance revenues                                                700
                                                                             ------------            -----------
     Net cash used in operating activities                                     (8,017,000)            (1,693,400)
                                                                             ------------            -----------
INVESTING ACTIVITIES

   Purchase of equipment                                                       (1,284,600)              (486,100)
   Cash (paid to) received from purchased businesses                           (1,972,500)               699,800
   Other assets                                                                  (164,600)               (44,400)
                                                                             ------------            -----------
   Net cash provided by (used in) investing activities                         (3,421,700)               169,300
                                                                             ------------            -----------
FINANCING ACTIVITIES

   Net (payments) borrowings  under line of credit                             (1,178,900)               996,200
   Proceeds from issuance of notes payable                                         43,500
   Repayment of notes payable                                                    (246,000)              (229,700)
   Deferred financing costs                                                        10,000
   Net proceeds from public offerings                                          34,995,700
   Exercise of stock options                                                      255,200                 71,400
                                                                             ------------            -----------
     Net cash provided by financing activities                                 33,879,500                837,900
                                                                             ------------            -----------
CUMULATIVE TRANSLATION ADJUSTMENT                                                (229,500)
                                                                             ------------            -----------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                              22,211,300               (686,200)
   Cash and cash equivalents at beginning of period                                                      686,200
                                                                             ------------            -----------
                                                                             ------------            -----------
   Cash and cash equivalents at end of period                                $ 22,211,300            $       ---
                                                                             ------------            -----------
                                                                             ------------            -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

SEE ACCOMPANYING NOTES.

   Income tax paid                                                           $    402,700       $       ---
                                                                             ------------       -----------
                                                                             ------------       -----------
   Interest paid                                                             $    728,700       $    33,800
                                                                             ------------       -----------
                                                                             ------------       -----------

   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
     AND INVESTING ACTIVITIES:
   See Note 2 for the acquisition of businesses in exchange for shares of the Company's common stock

                              JAVELIN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Javelin Systems, Inc. ("Javelin" or "the Company") was incorporated in the State of Delaware under the name of Sunwood Research, Inc. on September 19, 1995. The Company designs, develops, markets, sells and provides services for open systems touch screen point-of-sale ("POS") computers.

In December 1997, Javelin acquired all of the outstanding common stock of POSNET Computers, Inc.("Posnet") and CCI Group, Inc. ("CCI"). Posnet and CCI provide full turn-key systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

In March and April 1998, Javelin established three international subsidiaries to expand its sales and distribution channels in the international marketplace. The international subsidiaries are: Javelin Systems (Europe) Limited ("Javelin Europe") headquartered in England; Javelin Systems International Pte Ltd (" Javelin Asia") headquartered in Singapore; and Javelin Systems Australia Pty Limited ("Javelin Australia") headquartered in Australia.

In May 1998, Javelin Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact is headquartered in Singapore and provides consulting and system integration services.

In November 1998, the Company completed a public offering of 1,395,000 shares of its common stock at $6.75 per share, netting proceeds to the Company of approximately $8.1 million. Proceeds to the Company were used to repay borrowings under a revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Limited ("RGB") and Jade Communications Ltd ("Jade"), as described in Note 2, and for general corporate purposes.

In December 1998, the Company increased the number of authorized shares of common stock from 10,000,000 to 20,000,000.

In February 1999, the Company completed a public offering of 2,375,000 shares of its common stock at $12.25 per share, netting proceeds to the Company of approximately $26.9 million. Proceeds to the Company were used for working capital and general corporate purposes.

Hereinafter, Javelin and its subsidiaries are referred to as the Company.

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. All significant intercompany transactions and balances have been eliminated. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the SEC.

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                   March 31,        June 30,
                                     1999             1998
                                 ------------      -----------
        Raw materials            $  7,118,200      $ 3,572,500
        Finished goods              6,940,800        2,352,800
                                 ------------      -----------

                                 $ 14,059,000      $ 5,925,300
                                 ------------      -----------
                                 ------------      -----------

EARNINGS (LOSS)  PER COMMON SHARE

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.128, Earnings per Share ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has adopted SFAS 128 in the quarter ended December 31, 1997 and has restated all previously reported per share amounts to conform to the new presentation.

A reconciliation of the basic and diluted EPS for the three and nine months ended March 31, 1999 and 1998 is as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                            Quarter Ended                           Quarter Ended
                                                            March 31, 1999                         March 31, 1998
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                                    BASIC                 DILUTED              BASIC               DILUTED
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
Net income                                       $ 1,134,900           $ 1,134,900         $   353,400         $    353,400
---------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding                                     6,951,212             6,951,212           4,034,650            4,034,650
---------------------------------------------------------------------------------------------------------------------------
Additional shares due to potential
   exercise of stock options and
   warrants                                                                285,929                                   80,641
---------------------------------------------------------------------------------------------------------------------------
   Diluted weighted average common shares
   outstanding                                     6,951,212             7,237,141           4,034,650            4,115,291
---------------------------------------------------------------------------------------------------------------------------
Earnings per share                               $      0.16           $      0.16         $      0.09          $      0.09
---------------------------------------------------------------------------------------------------------------------------



-----------------------------------------------------------------------------------------------------------------------------
                                                          Nine Months Ended                        Nine Months Ended
                                                            March 31, 1999                          March 31, 1998
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
                                                     BASIC               DILUTED              BASIC                 DILUTED
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Net income                                        $ 2,181,700          $ 2,181,700        $    467,100           $   467,100
-----------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding                                      5,444,549            5,444,549           3,466,436             3,466,436
-----------------------------------------------------------------------------------------------------------------------------
Additional shares due to potential
   exercise of stock options and
   warrants                                                                188,720                                   108,131
-----------------------------------------------------------------------------------------------------------------------------
   Diluted weighted average common shares
   outstanding                                      5,444,549            5,633,269           3,466,436             3,574,567
-----------------------------------------------------------------------------------------------------------------------------
Earnings per share                                $      0.40          $      0.39        $       0.13           $      0.13
-----------------------------------------------------------------------------------------------------------------------------


COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $1,100,200 and $353,400 for the quarters ended March 31, 1999 and 1998, respectively, and $2,135,600 and $467,100 for the nine months ended March 31, 1999 and 1998, respectively. The primary difference from net income as reported is the tax effected change in the cumulative translation adjustment.

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

As described in Note 1, the Company acquired all of the outstanding capital stock of RGB and 52.5% of the outstanding common stock of Jade in November 1998. The remaining 47.5% of the outstanding common stock of Jade is owned by RGB. RGB and Jade provide complementary Wide Area Network (WAN) products and services to large retail and hospitality chains as well as the telecommunications industry.

The aggregate purchase price for the RGB and Jade capital stock consisted of $1,914,300 in cash (including acquistion costs of $173,200) and 257,058 shares of the Company's common stock. The Company may be required to issue additional shares of its common stock with a market value of $3,290,000 in each of 1999 and 2000 based upon the cumulative net profits of RGB and Jade during the twenty-four month period ending September 30, 2000. During the quarter ended March 31, 1999, the Company issued 68,771 shares of its common stock at a value of $874,100. The acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of RGB and Jade have been included with those of the Company commencing on the date of acquisition. The puchase price of $3,553,100 resulted in excess of acquisition costs over the fair value of net assets acquired of approximately $2,979,100. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 25 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from those used in the unaudited consolidated financial statements included herein.

Cash paid in connection with the Company's purchase acquisitions is as follows:

         Fair value of assets acquired         $ 7,261,600
         Less liabilities assumed               (3,708,600)
         Less stock issued to sellers           (1,638,700)
                                               -----------

         Cash paid                             $ 1,914,300
                                               -----------
                                               -----------

The results of operations of RGB and Jade prior to November 1, 1998 were not material in relation to the Company's consolidated results of operations.

3.   SUBSEQUENT EVENT

On April 23, 1999, the Company acquired all of the outstanding capital stock of Dynamic Technologies, Inc., a Pennsylvania corporation ("DTI"), and the outstanding capital stock of SB Holdings, Inc., a Pennsylvania corporation ("SB"). DTI and SB provide custom Internet/Intranet software and services.

The aggregate purchase price for DTI and SB consisted of $10,000,000 in cash and 452,226 shares of the Company' s common stock valued at $4,250,000, with an additional (i) $2,000,000 in cash and (ii) $1,000,000 of the Company's common stock issuable upon the satisfaction of certain milestones for each of the quarters in the fiscal year ending April 30, 2000. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of DTI and SB will be included with those of the Company commencing on the date of acquisition.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Javelin Systems, Inc. (the "Company") designs, manufactures and markets open system touch screen point-of-sale ("POS") computers and provides POS systems integration services primarily for the foodservice and retail industries.

     Hereinafter, Javelin and its subsidiaries are referred to as the Company.

     This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of customer orders, new or increased competition, delays in new product enhancements and new product introductions, quality control difficulties, changes in manufacturing systems, supplies, or vendors, changes in market demand, market acceptance of new products, product returns, seasonality in product sales, integration of acquisitions, and pricing trends in the industry in general, and in the specific markets in which the Company is active. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED
MARCH 31, 1998

     The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 1999 and 1998:

                                      MARCH 31,
                                      ---------
                                  1999         1998
                                 ------       ------
Revenues:
  Product sales                    83.2%        87.9%
  Service                          16.8         12.1
                                 ------       ------
Total revenues                    100.0        100.0
                                 ------       ------

Cost of revenues:

  Cost of product sales(1)         70.8         73.4
  Cost of service(1)               83.0         69.4
                                 ------       ------
Total cost of revenues             72.9         72.9
                                 ------       ------

Gross profit                       27.1         27.1
                                 ------       ------
Operating expenses:
  Research and development          1.7          2.3
  Selling and marketing             5.2          4.1
  General and administrative       11.0         14.9
                                 ------       ------
Total operating expenses           17.9         21.3
                                 ------       ------
Operating income                    9.2          5.8
Interest expense, net              (0.7)        (0.2)
Other income                                     0.2
Provision for income taxes         (3.1)        (2.5)
                                 ------       ------
Net income                          5.4%         3.3%
                                 ------       ------
                                 ------       ------

(1) Expressed as a percentage of related revenues, not of total revenues.

REVENUES-PRODUCT SALES. Revenues from product sales increased by 87.5% to $17.5 million in 1999 compared to revenues of $9.4 million for 1998. The change is due to an increase in revenues relating to Javelin hardware sales of $3.3 million (68.1%), a decrease in revenues relating to non-Javelin hardware from CCI of $676,000, revenues from RGB/Jade of $2.9 million and revenues from the newly established foreign subsidiaries of $2.7 million. The increase at Javelin is attributable primarily to increases in the number of units sold (approximately 6,250 units in 1999 compared to 2,500 in 1998) whereas the decresase in non-Javelin hardware revenues is attributable to a roll-out completed by CCI in the quarter ended March 31, 1998.

REVENUES-SERVICES. Revenues from services increased by 175.6% to $3.5 million in 1999 compared to revenues of $1.3 million for 1998. The change is due to a decrease in service revenues from CCI of $361,800 (28.1%) resulting from the completion of a roll-out in the quarter ended March 31, 1998, an increase in service revenues from RGB/Jade of $2.3 million and an increase in service revenues from the newly established foreign subsidiaries of $311,800.

GROSS PROFIT. Gross profit increased by 98.0% to $5.7 million in 1999 compared to a gross profit of $2.9 million in 1998. The increase is comprised of the folllowing:

                                 Quarter ended March 31,
                             ---------------------------------
                                   99                 98                Increase
                             -------------       -------------          --------
      Product sales          $ 5.1 million       $ 2.5 million        $ 2.6 million
      Service                $ 601,700           $ 394,200            $ 207,500

The change in gross profit from product sales is due to an increase in gross profit from the sale of Javelin hardware of $1.2 million, a decrease of $346,900 in gross profit from the sale of non-Javelin hardware sold by CCI, gross profit from RGB/Jade of $1.0 million and gross profit from the newly established foreign subsidiaries of $743,100. The increase at Javelin is attributable to the increase in the number of units sold as described above, offset by a decrease in average sales price of approximately $100 per unit and a reduction in the cost of its products due to reductions in prices from the Company's suppliers resulting from increased volume of purchases by the Company and the realization of manufacturing efficiencies. The decrease in gross profit of non-Javelin hardware sold by CCI is attibutable to the completion of a roll-out in 1998 as described above.

The change in gross profit from service revenues is due to a decrease of $305,500 in gross profit on services provided by CCI and gross profit on services provided by RGB/Jade of $267,200 and gross profit on services provided by the newly established foreign subsidiaries of $245,800. The decrease in gross profit on services provided by CCI is attibutable to the completion of a roll-out in the quarter ended March 31, 1998 as described above.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 39.7% to $349,400 in 1999 compared to research and development expenses of $250,100 in 1998. All research and development activities are conducted by Javelin. The increase is primarily attributable to increased payroll costs due to the hiring of additional engineers and additional prototype costs for new products.

SELLING AND MARKETING. Selling and marketing expenses increased by 151.4% to $1.1 million in 1999 compared to selling and marketing expenses of $438,100 in 1998. The change is due to selling and marketing expenses of RGB/Jade of $561,300 and selling and marketing expenses of the newly established foreign subsidiaries of $175,300. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 46.6% to $2.3 million in 1999 compared to general and administrative expenses of $1.6 million in 1998. The change is due to general and administrative expenses from the newly established foreign subsidiaries of $577,300 and general and administrative expenses of RGB/Jade of $224,000.

INTEREST EXPENSE, NET. Interest expense, net, increased by $132,700 to $157,300 in 1999 compared to interest expense of $24,600 in 1998. The increase is due to borrowings under the credit facility in 1999 prior to the completion of the public offering in February 1999. Such borrowings were necessary to sustain the growth of business.

INCOME TAXES. Provision for federal, state and foreign income taxes increased by $401,800 to $664,700 in 1999 compared to a provision for income tax of $262,900 in 1998. The increase is attributable to the overall increase in income before income taxes of $1.2 million as well as increases in income from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.

NINE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

The following table sets forth certain statements of operations data as a percentage of total revenues for the nine months ended March 31, 1999 and 1998:

                                      MARCH 31,
                                 -------------------
                                  1999         1998
                                 ------       ------
Revenues:
  Product sales                    83.1%        92.9%
  Service                          16.9          7.1
                                 ------       ------
Total revenues                    100.0        100.0
                                 ------       ------

Cost of revenues:
  Cost of product sales(1)         71.3         74.9
  Cost of service(1)               79.9         69.4
                                 ------       ------
Total cost of revenues             72.7         74.5
                                 ------       ------

Gross profit                       27.3         25.5
                                 ------       ------
Operating expenses:
  Research and development          1.8          3.1
  Selling and marketing             4.9          4.5
  General and administrative       12.6         13.5
                                 ------       ------

Total operating expenses           19.3         21.1
                                 ------       ------
Operating income                    8.0          4.4
Interest expense                   (1.2)        (0.1)
Other income                        0.1          0.1
Provision for income taxes         (2.7)        (1.8)
                                 ------       ------
Net income                          4.2%         2.6%
                                 ------       ------
                                 ------       ------

(1)  Expressed as a percentage of related revenues, not of total revenues.

REVENUES-PRODUCT SALES. Revenues from product sales increased by 157.4% to $43.1 million in 1999 compared to revenues of $16.8 million for 1998. The change is due to an increase in revenues relating to Javelin hardware sales of $9.0 million, revenues from CCI of $6.6 million, revenues from RGB/Jade of $3.9 million and revenues from the newly established foreign subsidiaries of $6.9 million. The increase relating to Javelin is attributable primarily to an increase in the number of units sold (approximately 17,700 units in 1999 compared to 6,500 in 1998).

REVENUES-SERVICES. Revenues from services increased by 581.0% to $8.8 million in 1999 compared to revenues of $1.3 million for 1998. The change is due to service revenues from CCI of $1.8 million, service revenues from RGB/Jade of $4.9 million and service revenues from the newly established foreign subsidiaries of $704,000.

GROSS PROFIT. Gross profit increased by 207.9% to $14.1 million in 1999 compared to a gross profit of $4.6 million in 1998. The increase is comprised of the folllowing:

                               Quarter ended March 31,
                         ---------------------------------
                              99                   98            INCREASE
                         -------------        ------------       --------
  Product sales          $12.4 million        $4.2 million     $8.2 million
  Service                $1.8 million         $394,200         $1.4 million

The change in gross profit from product sales is due to an increase in gross profit from the sale of Javelin hardware of $3.7 million, gross profit from CCI of $1.1 million, gross profit from RGB/Jade of $1.5 million and gross profit from the newly established foreign subsidiaries of $1.9 million. The increase relating to Javelin is attributable to the increase in the number of units sold as described above, offset by a decrease in average sales price of approximately $100 per unit and a reduction in the cost of its products due to reductions in prices from the Company's suppliers resulting from increased volume of purchases by the Company and the realization of manufacturing efficiencies.

The change in gross profit from service revenues is due to gross profit on services provided by RGB/Jade of $1.0 million and gross profit on services provided by the newly established foreign subsidiaries of $557,700.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 67.5% to $932,600 in 1999 compared to research and development expenses of $556,800 in 1998. All research and development activities are conducted by Javelin. The increase is primarily attributable to increased payroll costs due to the hiring of additional engineers.

SELLING AND MARKETING. Selling and marketing expenses increased by 210.7% to $2.5 million in 1999 compared to selling and marketing expenses of $806,900 in 1998. The change is due to an increase in selling and marketing expenses of Javelin of $266,700, selling and marketing expenses of RGB/Jade of $662,300 and selling and marketing expenses of the newly established foreign subsidiaries of $770,800. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 167.4% to $6.5 million in 1999 compared to general and administrative expenses of $2.4 million in 1998. The change is due to an increase in general and administrative expenses relating to Javelin of $800,500, general and administrative expenses of CCI of $1.3 million, general and administrative expenses from the newly established foreign subsidiaries of $1.5 million and general and administrative expenses of RGB/Jade of $474,300. The increase at Javelin consisted primarly of increased payroll costs due primarily to an increase in the number of employees and increased facility costs due to expansion.

INTEREST EXPENSE, NET. Interest expense, net, increased by $608,900 to $615,200 in 1999 compared to interest expense of $6,300 in 1998. The increase is due to borrowings under the credit facility prior to the completion of the public offerings in November 1998 and February 1999. Such borrowings were necessary to sustain the growth of business.

INCOME TAXES. Provision for federal, state and foreign income taxes increased by $1.1 million to $1.4 million in 1999 compared to a provision for income tax of $322,200 in 1998. The increase is attributable to the overall increase in income before income taxes of $2.8 million as well as increases in income from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.

LIQUIDITY AND CAPITAL RESOURCES

On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (9.5% as of March 31, 1999). As of March 31, 1999 borrowings outstanding under the line amounted to $1.9 million with approximately $3.5 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to pay $25,000 per month under the term loan with all unpaid principal and interest due on June 8, 2001.

In November 1998, the Company completed a public offering of 1,395,000 shares of its common stock at $6.75 per share, netting proceeds to the Company of approximately $8.1 million. Proceeds to the Company were used to repay borrowings under the revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB and Jade and for general corporate purposes.

In February 1999, the Company completed a public offering of 2,375,000 shares of its common stock at $12.25 per share, netting proceeds to the Company of approximately $26.9 million. Proceeds to the Company were used for working capital and general corporate purposes.

As of March 31, 1999, the Company had cash and cash equivalents of $22.2 million and working capital of $39.1 million.

Cash used in operating activities for the nine months ended March 31, 1999 amounted to $8.0 million and consisted primarily of increases in trade receivables and inventories. Cash used in investing activities for the nine months ended March 31, 1999 amounted to $3.4 million and consisted primarily of cash used to acquire equipment and the outstanding common stock of RGB and Jade. Cash provided by financing activities for the nine months ended March 31, 1999 amounted to $33.9 million and consisted primarily of the proceeds from the public offerings completed in November 1998 and February 1999.

In April 1999, the Company completed an additional acquisition. See Note 3 to the consolidated financial statements for additional details.

The Company believes that it has adequate financial resources to meet its capital requirements for the foreseeable future

YEAR 2000.

The Company is aware of the issues associated with the programming code in existing computers systems as the year 2000 approaches. The year 2000 is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could could generate erroneous data or cause a system to fail. The Company is reviewing both its information technology and its non-information technology systems to determine whether they are year 2000 compliant, and to date the Company has not identified any material systems which are not year 2000 compliant. The Company has not made any material expenditures to address the year 2000 problem and at present does not anticipate that it will be required to make any such material expenditures in the future.

The Company has initiated formal communications with all significant suppliers and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate the year 2000 problem. Although the Company has received verbal assurances of year 2000 compliance from certain of such third parties, the Company has not received written assurances of year 2000 compliance from the third parties with whom it has relationships. The Company believes its operations will not be significantly disrupted even if third parties with whom the Company has relationships are not year 2000 compliant. In the event that the Company's suppliers are unable to provide sufficient quantities of materials or goods to the Company as a result of their failure to be year 2000 compliant, the Company believes that it can obtain adequate supplies of materials and goods at comparable prices from other sources. In the event that the Company's OEM's and VAR's are adversely affected by any failure to become year 2000 compliant and are therefore unable to purchase anticipated quantities of the Company's products on a timely basis, the Company may seek to replace such OEM's and VAR's. Nevertheless, the Company believes that any year 2000 compliance problems of its suppliers, OEM's and VAR's could cause the Company's results of operations to fluctuate on a period to period basis. Uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, and the Company intends to continue to make efforts to ensure that third parties with whom it has relationships are year 2000 compliant. Any year 2000 compliance problem of either the Company or third parties with whom the Company has relationships could materially adversely affect the Company's business, financial condition or results of operations.

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

PART II.   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 1, 1999, the Company issued an aggregate of 9,327 shares of its Common Stock to Meridian Capital Group, Inc. ("Meridian") upon exercise of warrants held by Meridian pursuant to the net-exercise provisions contained in such warrants. The issuance of the Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") by virtue of Section 4(2) of the Act.

On March 1, 1999, the Company issued an aggregate of 68,771 shares of the Company's Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech Consultants Limited, former shareholders of RGB/Trinet Ltd. ("RGB") and Jade Communications Ltd. ("Jade"), pursuant to the earnout provisions of the stock purchase agreement related to the acquisition of RGB and Jade. The issuance of the Common Stock was deemed to be exempt from registration under the Act, by virtue of Regulation S promulgated under the Act.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

      27.1 Financial Data Schedule in accordance with Article 5 of
           Regulation S-X.


(B)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                Javelin Systems, Inc.

        May 9, 1999                             /s/ Richard P. Stack
--------------------------------------          -------------------------------
         Date                                   Richard P. Stack
                                                Chief Executive Officer
                                                and President

        May 9, 1999                             /s/ Horace Hertz
--------------------------------------          -------------------------------
         Date                                   Horace Hertz
                                                Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

27.1   Financial Data Schedule in accordance with Article 5 of Regulation S-X.