Form 10KSB
period 1999-06-30
JAVELIN SYSTEMS INC
filed 1999-10-01
CIK 1021917

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                   COMMISSION FILE NO.
       JUNE 30, 1999                                             000-21477

                              JAVELIN SYSTEMS, INC.
                 (Name of Small Business Issuer in its Charter)

         DELAWARE                                           52-1945748
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended June 30, 1999 were $72,758,800.

The aggregate market value of the voting and non-voting stock held by non-affiliates of the issuer as of September 15, 1999, was $71,105,565. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

The total number of shares outstanding of the Issuer's Common Stock was 8,894,803 as of September 15, 1999.

-------------------------------------------------------------------------------

                     DOCUMENTS INCORPORATED BY REFERENCE

Issuer's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1999 Annual Meeting of Stockholders is incorporated herein by reference into Part III of this report.

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



                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Javelin Systems, Inc. (together with its subsidiaries, "Javelin" or the "Company") is a leading provider of retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the point-of-sale (POS) cash register terminal to the back office to an organization's headquarters. The company designs, manufactures and markets open system touchscreen POS network-ready hardware systems and provides POS systems integration services and software solutions primarily for the foodservice and retail industries. The Company's family of network-ready computers integrates substantially all of the functionality of a standard desktop personal computer into durable, small, footprint touchscreen workstations that run on industry standard open operating systems. The Company's products utilize off-the-shelf, industry-specific application software developed by third parties. The Company's products are currently being marketed by value added resellers ("VARs"), original equipment manufacturers ("OEMs") and directly to end users through the Company's sales force. The Company's systems integration services are generally sold directly to multi-site operators.

         in December 1997, Javelin made two strategic acquisitions, CCI Group, Inc. ("CCI") and POSNET Computers, Inc. ("POSNET") that have enabled the Company to offer full turn-key systems integration services, including system design, staging, training, deployment and after-market product support and maintenance. In addition to providing the Company with a significant new end user customer base, the Company believes these acquisitions provide it with the ability to become a national POS systems integrator in the foodservice and retail markets.

         In early 1998, Javelin established three international sales and support subsidiaries in England, Australia and Singapore. The Company intends to replicate its domestic distribution and acquisition strategies in the growing international marketplace.

         In May 1998, Javelin Systems International Pte Ltd. ("Javelin Asia") acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact is headquartered in Singapore and provides consulting and system integration services.

         In November 1998, Javelin acquired all of the outstanding common stock of RGB/Trinet Limited ("RGB") and Jade Communications Ltd ("Jade"). RGB and Jade are headquartered in England and provide complementary Wide Area Networking (WAN) products and services primarily to large retail, hospitality, and telecommunications companies.

         In April 1999, the Company acquired all of the outstanding capital stock of Dynamic Technologies, Inc. ("DTI") and all of the outstanding capital stock of SB Holdings, Inc. ("SB"). DTI and SB provide custom Internet/Intranet software and services.

         In August 1999, the Company acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implements, operates and supports packaged software applications for the restaurant industry.



INDUSTRY OVERVIEW

         The Company estimates that there are more than 450,000 restaurants and more than 1.6 million retail stores in the United States. These restaurants and retail stores are increasingly part of multi-location chains that have the need to capture, analyze and disseminate information throughout the entire enterprise in order to better manage inventory and costs, make pricing decisions, analyze sales data and provide customized products and services. Moreover, businesses that encounter local demographic changes or seek to expand globally face additional challenges, such as multilingual customer and employee bases, multiple currency transactions and local regulatory requirements. Consequently, foodservice providers and retailers now require robust, integrated POS systems and services that are able to reliably and efficiently capture, manage and analyze large numbers of individual transactions generated by diversified points of sale.

         The critical front and back office roles of integrated POS systems are now being recognized by distinct market segments within the foodservice and retail industries. Quick service restaurants ("QSRs") and full service restaurants, the largest market segments within the foodservice industry, both are investing in advanced POS systems, with QSRs generally being the first to adopt the latest POS technology and full service restaurants being more price sensitive and therefore more likely to adopt POS technology later in the product life cycle. A typical QSR requires four to seven POS workstations to operate efficiently, while a full service restaurant generally requires at least seven POS workstations. The foodservice industry also encompasses hotel restaurants and restaurants located in other hospitality locations, such as stadiums and arenas, casinos, theme parks and cruise lines. Retail establishments, such as convenience stores, gas stations, record stores and clothing stores, are increasingly utilizing POS systems to expedite in-store transactions and more effectively monitor inventory on a current basis.

         Initial POS systems targeted for the foodservice and retail industries were generally designed to satisfy the individual operating requirements of a particular large chain of restaurants or stores. These initial POS systems were custom designed to meet the individual enterprise's needs and, as such, were generally proprietary with all hardware, software and service developed or provided by a single vendor. Because this focus on single company solutions resulted in no generic POS standard operating system or computer architecture, many large foodservice providers and retailers became captive to the relatively small companies that had designed their proprietary POS systems. In addition, the POS companies found it difficult to achieve significant economies of scale due to the highly customized nature of their products. Instead, early POS companies were forced to focus on establishing and maintaining long product life cycles in order to recoup their high costs from developing custom products for a limited customer base. There was little opportunity for these POS companies to leverage their niche success into market-wide success.

         The POS industry has begun evolving from proprietary customized single platform systems to open-architecture systems in which a variety of hardware and software products from different manufacturers can be combined to obtain the mix of features desired by the customer. With the advent of hardware and software systems that use industry standard open-architecture, foodservice providers and retailers are no longer captive to single solution vendors that had initially created their POS systems. As in other markets for computer products and systems where open systems are replacing proprietary platforms, new entrants have been drawn to the growing POS market, increasing competition for POS software and hardware and enhancing competitive pressure through faster design cycles.

          In addition to relying on single solution vendors, large multi-unit foodservice and retail chains frequently implemented and maintained their proprietary POS systems utilizing internal resources. However, as a result of the competitive environment in which these businesses operate and the growing complexity and multiplicity of available POS systems, foodservice providers and retailers have found it increasingly difficult to design, implement and manage these systems on their own. For example, a typical multi-chain enterprise requires a POS system that is capable of supporting multiple applications and processing high volumes of data across geographically remote locations. In addition, the increasing variety of hardware and software applications utilized in the foodservice and retail industries have resulted in connectivity and compatibility problems for many POS systems. Multi-unit chains now generally require a total systems integration solution including design, consulting, system creation, acquisition of software applications and required hardware, system installation and configuration, product support services and ongoing system service and maintenance. The high demand for qualified network engineers and other technical personnel has also made it increasingly difficult for these types of businesses to recruit and train qualified POS technology professionals. Consequently, many foodservice providers and retailers now rely upon third parties for the technological expertise and personnel to meet their POS systems needs. Javelin believes that the increasing complexity and rapid evolution of POS system technologies have created a significant opportunity for companies specializing in providing POS system solutions to the foodservice and retail industries.

THE JAVELIN SOLUTION

         Javelin, through its Aspeon Solutions division, provides end-to-end solutions, related to open systems touchscreen POS systems. The Company assists corporate customers in identifying the best multi-vendor open systems solution for the customer's particular business, manages the full deployment and ongoing support of the POS solution, supports the remote LAN's in the customers' stores and then accumulates all the remote site data and feeds it into a financial system hosted in the Company's data centers. The Company has extensive experience resolving the integration, implementation and management issues faced by foodservice providers and retailers and substantial knowledge of advanced information technologies, POS systems and the numerous software applications developed by information system and software vendors for these markets. The Company serves as a single point of contact to objectively assess its customers' POS and information technology requirements, taking into account the products and applications of various hardware and software vendors. The Company then selects the optimal mix of applications and products of various hardware and software vendors to create tailored advanced POS systems. By acting as the project manager, the Company frees its customers from much of the time and difficulties associated with large-scale systems installations, including managing the variety of other vendors involved in the systems' installation. The Company believes that its cumulative experience, foodservice and retail focus and technology expertise enable it to understand its customers' core business dynamics and deliver customized advanced POS systems and services to satisfy its customers' specialized needs.

         Javelin also designs, manufactures and markets open system touch screen POS computers primarily for the foodservice and retail industries. The
Company's family of network-ready computers integrates substantially all of the functionality of a standard desktop personal computer into durable, small, footprint touchscreen workstations that run on industry standard open operating systems. The Company's products utilize off-the-shelf, industry specific application software developed by third parties. The Company's hardware systems enable customers to capture, analyze, disseminate and use information throughout a foodservice or retail enterprise on a real-time basis, from the point of sale to the in-store "back office" to the enterprise's headquarters, providing transaction processing, in-store operating controls, and timely information used to manage inventory and costs, analyze sales data and customize products and services

BUSINESS STRATEGY

         The Company's objective is to become the premier POS systems solutions provider for multi-site chain operators in the foodservice and retail industries. The Company plans to achieve these objectives through internal growth and development and, to the extent suitable acquisition candidates are identified, through the acquisition of complementary businesses. Key elements of Javelin's strategy include the following:

- PURSUE CLIENTS WITH END-TO-END SOLUTIONS. The Company intends to increase its sales of products and services to multi-unit chains by offering them a complete end-to-end solution to their POS systems need. The evolution of open systems, the complexity and cost of implementing information systems and the demand by customers for timely operational data, has created an opportunity for system integrators who have an in-depth knowledge of the industry and have the ability to integrate software and hardware packages into successful end-to-end solutions for clients. The advantages of this approach include:

          REDUCED IMPLEMENTATION TIME. Because Javelin provides pre-configured products that operate them in an established environment, Javelin can reduce implementation time significantly.

          REDUCED TECHNICAL AND INTEGRATION RISK. As a single vendor, Javelin takes full responsibility for delivering the service, including ongoing upgrades.

          REDUCED RELIANCE ON INTERNAL INFORMATION TECHNOLOGY PROFESSIONALS.
               Javelin's employees implement and operate the applications and provide client support twenty-four hours a day, seven days a week.

          LOWER COSTS. Javelin offers its services at a lower cost than its clients would otherwise bear to implement these applications on a traditional basis; additionally Javelin's approach reduces our clients' up-front investment.

- GROW RECURRING SERVICE REVENUE. The Company currently receives recurring revenue from its help desk, depot repair, managed network services and field services. The Company intends to expand these services in the future because the Company believes that an increase in these revenues can lessen the Company's reliance on product sales, which tend to fluctuate over time, and provide the Company with stable, recurring billings and cash flow.

- FOCUS ON INTERNATIONAL BUSINESS OPPORTUNITIES. The Company has established three sales and support branches in England, Australia and Singapore and acquired RGB/Trinet and Jade, which provide the Company with additional systems integration services and complementary networking products and services. The Company believes that the international markets continue to be fundamentally underserved with respect to technologically advanced POS systems, and, in particular, the Company believes that the European marketplace is well positioned both from a macroeconomic and product acceptance point of view to utilize the Company's products and services.

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

- MINIMIZE PRODUCTION COSTS. The Company plans to continue to outsource the manufacturing and assembly of its products in order to maintain low overhead and production costs. The Company also controls its costs by utilizing components that are generally available in the PC industry and anticipates streamlining its product line in order to further develop economies of scale. The Company believes that it will be able to maintain its cost advantage in the future through economies of scale and because the Company utilizes in-house design capabilities and integrates the design, manufacturing and engineering of its products, which reduces engineering costs and costly design changes. In addition, the Company utilizes contract manufacturers based in Singapore, which the Company believes will provide many benefits, including high quality, components cost reductions and lower corporate income tax.

SERVICES AND PRODUCTS

         SYSTEMS INTEGRATION

         Javelin's Systems integration business includes:

         - NETWORK DESIGN/PROJECT MANAGEMENT. The Company provides network services ranging from network design to large-scale network implementation, which would include a review and audit of a customer's existing POS technology infrastructure, an assessment of the functional requirements of the customer's POS system, the preparation of network specifications and technical design documentation and diagrams. The Company's network implementation services involve the purchase, delivery, testing and installation of enterprise-wide POS systems. The Company acts as the single project manager for all parties involved in a multi-unit installation, to effectively converge and integrate all the client's business processes. The Company believes that the delivery of a combination of design, implementation and management services through a project manager enables the Company's personnel to fully understand the customer's computing and operating environments, install POS systems that meet the customer's specialized requirements and train the customer's users and internal POS system staff prior to the full migration to a new POS system. The Company's personnel have extensive experience resolving the integration, implementation and management issues faced by its customers, and the personnel involved in any particular project are carefully selected for their technical expertise to meet the requirements of the specific project. The Company assesses its customers' POS system requirements and selects the optimal mix of applications and products of various hardware and software vendors, and does not exclusively use Javelin products. The Company's expertise extends through each area of POS system networking to create a tailor-made infrastructure for the client, including structured cabling, power, local area network (LAN), wide area network (WAN) and internet technologies.

        - BUSINESS PROCESS INTEGRATION. The Company offers total software integration solutions for POS clients who already have existing software platforms (e.g. accounting, inventory, payroll, and food costing) in place. Custom programs are provided and written in Visual Basic, C++ and Crystal Reports. The Company believes that the future of software systems integration is to develop and implement Intranet and Internet connections within multi-unit chains resulting in the localization of all critical operational data.

       - APPLICATION SERVICE PROVIDER. The Company also offers a service to deploy, host, manage and rent access to applications from a centrally managed facility. The Company is responsible for providing all of the specific activities and expertise aimed at managing the software application or set of applications.

         SUPPORT SERVICES

         Javelin offers the following support services for its products and systems integration business:

         - MANAGED NETWORK SERVICES. As POS systems become more complex, foodservice providers and retailers are experiencing difficulties in hiring, training and retaining technology professionals who can maintain the performance and functionality of their POS systems. Accordingly, these companies are increasingly outsourcing certain maintenance and management functions for their POS systems in order to minimize the potentially high costs associated with POS system outages. The Company provides a range of enterprise network support and management services that are designed to maintain the effective performance of a customer's POS system. The Company uses its technical expertise and staffing experience to package, price and deliver combinations of these services, and the customer benefits from the Company's experience in providing network management services in a broad range of operating environments. The Company's network management services include combinations of the following services, which are selected by the customer to meet its specific needs: network health checks, baseline documentation and management maintenance, break/fix remote network management and diagnostics help desk services network outsourcing.

         - HELP DESK. The Company's emergency software hotline is available for questions customers may have with respect to specific application software and operating systems. The Help Desk is designed to provide service and support for issues that can be resolved without an on-site visit. If at any time during the Help Desk call it is determined that hardware service is required, the support personnel will expedite the call to the hardware service department.

         -     HARDWARE SERVICE/HARDWARE MAINTENANCE/PREVENTATIVE
               MAINTENANCE. A variety of hardware maintenance options are currently provided on a 24 hour, seven day a week basis. Calls placed to a central service center are greeted with assistance to determine the nature of the call. Once the failure is determined, the responding field technician will answer the call in accordance with services needed and contracted coverage. Depot Service supplies configured equipment directly to the location for uninterrupted operations while defective equipment is returned from the site to the service center for repair via courier. Full service maintenance offers on-site technical maintenance from the Company's field service technician for both front and back of house equipment.

        - TRAINING/INSTALLATION. Site-specific training is available through customer support personnel beginning with pre-install configuration and database building through installation and "live" date. Hardware preparation such as software load, equipment burn-in, cabling and performance testing of "pre-live" system is an essential component prior to staging and installation.


         THE JAVELIN PRODUCT LINE

         Javelin's product line offers customers a fully functioning PC inside a small footprint touch screen POS workstation. All of Javelin's systems are network ready and support industry standard operating systems, enabling the easy installation and setup of leading industry standard POS software programs. The Javelin system also virtually eliminates configuration conflicts due to the Javelin system's proprietary embedded firmware. In addition, its single motherboard design reduces costly trouble shooting and service calls, and Javelin's systems are sealed to protect against liquid and other foreign matter entering the interior electronic chamber. Javelin believes that its POS computer systems offer its clients more features and better reliability than its competitors' products at lower price points. The Company believes that the retail price of its products to end users generally ranges from $2,500 to $3,700. The Javelin product line is currently comprised of the Javelin-Wedge 5, Javelin-Wedge P, Javelin-LC and Javelin-LCP series.

         JAVELIN-WEDGE 5. The Javelin-Wedge 5 is a small footprint, high performance color LCD touch screen computer which is approximately 12.75"(W), 10.25"(D) and 6.0"(H). The Javelin-Wedge 5 features a 133mHz processor, system memory from 4 MB of RAM to 64 MB of RAM, 1 MB of video memory, a 10.4 or 12.1 inch TFT active matrix screen, 4 serial ports, 1 enhanced parallel port, 2 electronic cash drawer ports, a 10 Base-T Ethernet port and an integrated customer display. As a result of the product's inherent flexibility and rugged design, it is being successfully marketed and sold as a POS workstation and as an industrial operator interface.

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

         JAVELIN-LC. The Javelin-LC product line offers customers what the Company believes is the smallest footprint of any POS computer in the industry with a footprint of less than eight inches square and has been designed to be more compact and elegant in appearance, making it suitable for both the foodservice market and the retail market. In addition, the systems reduced size and flat panel display allow it to be mounted in a variety of ways, including wall-mounted, fixed to an adjustable base or attached to an articulated arm. The Javelin-LC features a 133mHz processor, system memory from 4 MB of RAM to 64 MB of RAM, 1 MB of video memory, a 10.4 or 12.1 inch TFT active matrix screen, 2 serial ports, 1 enhanced parallel port and a 10 Base-T Ethernet port.

         JAVELIN-LCP. The Javelin LCP is a product line extension of the Javelin-LC. This is a Pentium based LC product which, like the LC, is believed to have the smallest footprint of any POS computer in the industry. The speed of the Pentium-based CPU offers clients the ability to dramatically increase speed and performance when using graphically intensive POS applications. The LCP features a 200 MHz Intel Pentium processor with additional features such as an integrated sound card and full screen video, 3 serial ports and up to 128 MB of RAM. The foodservice industry, especially the QSR segment, is demanding the latest generation hardware to be based around the Pentium processor. The Javelin LCP is specifically designed to meet the industry's unique hardware requirements for speed, space, flexibility and multimedia features.

         JAVELIN-LP. The Javelin LP is a compact, low profile PC for the high-traffic, POS environment. The LP is planned to be network-ready with an integrated 100/10BaseT Ethernet controller. With 4 serial ports, two of which can supply +5Volt power, the LP will accommodate a variety of peripheral equipment such as cash drawers, card readers, scanners and printers. The Javelin LP's rugged, aluminum die-cast, convection cooled case provides the Javelin LP with a significant advantage over other POS systems. The LP is designed to be spill-resistant with a solid cover, and, because it has no fans, is noiseless and has no vents into which airborne debris can enter and collect inside the system. The LP's low profile design requires minimal counter space, and I/O connectors be located at the bottom of the unit allow easy routing of cables through a small opening in a counter or desk top. The Javelin LP comes with an integrated touchscreen controller supporting both Elographics and Microtouch Bus Monitors, eliminating the need for an external controller.

         JAVELIN-HHT 40. The Javelin HHT-40 is being developed for the Company by a third party. The HHT-40 is designed to be a compact, lightweight, wireless handheld system that provides service people the ability to enter orders quickly and efficiently and offers the benefit of sending information remotely to the kitchen, bar, etc. With its built-in customer display and paging system, the HHT-40 would expedite customer transactions, reduce operator errors, and most significantly, increase table turns. The HHT-40 is planned to be based on a main module where a battery, magnetic card reader or end-piece can be connected to any side of the main module.

         NEW PRODUCTS

         VIPER- The Javelin Viper is a low, profile touchscreen PC designed for the high-traffic, POS environment. The Viper is network-ready with an integrated 10/100Base T controller and Ethernet interface. Equipped with 6 serial ports, the Viper can support a variety of peripheral POS equipment such as cash drawers, card readers, scanners and printers. The Viper's low profile design requires minimal counter space and its modular LCD display can be positioned at various angles or even detached from the base to accommodate special area requirements

PRODUCT DEVELOPMENT

         For the fiscal years ended June 30, 1999 and June 30, 1998, the Company spent approximately $1,336,000 and $874,000, respectively, on product development. The Company maintains an engineering staff of ten people, with expertise in electronics, mechanical and software design, who are responsible for prototyping, tooling and testing the Company's products. The Company's engineering and manufacturing staff then coordinate with systems engineers and quality control personnel to progress from the final design stage to mass production. The Company intends to hire additional engineers and project managers to better coordinate the product development process as the Company expands its product development efforts.

PRODUCT DISTRIBUTION

         The Company's products are primarily distributed through its direct sales organization, strategic relationships with OEMs and VARs that have a strong reputation in the foodservice and retail POS markets. By initially distributing its products through OEMs and VARs, the Company was able to take advantage of the existing name recognition and market position of its OEMs and VARs and quickly establish a market for its products, while minimizing expenditures for direct sales, marketing, technical support and service. The Company now intends to expand its direct sales organization to sell its end-to-end solution, further penetrate its existing domestic and international markets, as well as to gain access to new market segments and international markets.

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

         DIRECT SALES ORGANIZATION. The Company's direct sales organization has focused its efforts principally on large customers (100+ stores) because these customer opportunities are beyond the scope that can be effectively managed by the Company's regional VAR marketing partners. In this manner, the Company believes it can minimize any potential distribution channel conflict with its VARs. The Company typically provides a multi-vendor POS solution for its corporate accounts, and the hardware utilized in any particular account may not be Javelin hardware. The standardized nature of franchised operations enables the Company to design and rapidly deploy customized solutions for these large-scale customers. The Company intends to focus on growing its direct sales business to take advantage of a scarcity of POS service providers currently in the marketplace.

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

         OEMS. The Company also sells its products to OEMs with significant market presence in the foodservice and specialty retail industries. The OEMs market the Company's products under their own names and sell either through dealers or directly to mid-sized customers (50 to 100 stores). Because of the high likelihood of the Company's product being offered by more than one OEM into an end user account, the Company offers the OEM an opportunity to choose its own customized design. The OEM is charged for mechanical design, prototyping and tooling. One of the Company's principal strategies is to expand the OEM distribution channel both domestically and internationally.

CUSTOMERS

         Certain end users of the Company's products are:

JAVELIN HARDWARE             SERVICES                                     BOTH JAVELIN HARDWARE AND SERVICES
----------------             --------                                     ----------------------------------
Madison Square Garden        Aramark                                      Universal Studios
Greyhound                        -Stadiums and Arenas                     Red Robin
Club Corp                        -National Parks and Recreation Centers   Direct Express
Greenall's Pubs              AFC                                          Claim Jumper
Ogden                            -Popeye's                                Blimpies
Mitsubishi Silicon               -Church's                                Quiznoz
                                 -Seattle's Best
                             Sonic
                             Allied Domecq
                                 -Baskin Robbins
                                 -Dunkin Donuts
                             Jamba Juice

SALES AND MARKETING

         The Company's direct sales and marketing efforts are staffed by 15 salespersons located in regional offices in the Unites States, England, Australia and Singapore. The Company's direct sales business has grown significantly as a result of its acquisitions and recent hirings. The Company expects its systems integration business to operate under labels other than "Javelin" in order to reinforce the independent role of the systems integrator in a multi-vendor marketplace. The Company eventually expects to adopt a single brand identity for all of its regional system integration subsidiaries.

         The Company's sales efforts in its indirect distribution channels are divided into four regional groups, United States, Europe, Australia and Asia, with international sales efforts directed from the Company's international subsidiaries. In its indirect distribution channel, the Company has a sales force of four salespersons spread throughout the regions, all of whom are dedicated to developing the Company's OEM and VAR distribution channels. The Company's technically sophisticated OEMs and VARs are responsible for all end user interaction, including sales and warranty support, thereby reducing the need for the Company to maintain large in-house sales or technical support staff while increasing the Company's presence in the foodservice and retail markets. The Company also consults with its OEMs and VARs in order to identify new product opportunities and product refinements.

MANUFACTURING

         The Company designs all of the hardware and firmware components for all Javelin products. The Company's manufacturing operations consist of the procurement of components and the assembly, testing and quality assurance of finished goods for shipment to its customers. The fabrication of major sub-assemblies, such as circuit boards and sheet metal chassis, and the supply of other finished components, such as touchscreens, are provided by third-party manufacturers. Javelin monitors the quality of its purchased and manufactured components through source and incoming inspection. The Company evaluates and monitors suppliers based on quality, reputation, responsiveness and price. To date, the Company has undertaken substantially all of the final assembly for its products at its facility in Irvine, California.

         The principal components that make up the Company's products are standard electronics available from a wide variety of suppliers. A single supplier currently provides certain components utilized in the Company's products. The Company believes that, with respect to these components, there are a number of alternative suppliers that could supply components that could be easily integrated into the Company's products without any significant interruption in the Company's operations. The Company has no written long-term contracts with the manufacturers of its products or with any suppliers of the components used in the Company's products. The Company historically has placed orders for products and components based on its projected sales over the next approximately 90 days, and the Company currently maintains a 45-day supply of product components in inventory.

         The Company recently has outsourced some final assembly of its products to a local contract manufacturer. The Company believes that outsourcing will reduce the likelihood of capacity constraints as production volumes for its products increase. In addition, the Company has contracted with a manufacturer based in Singapore to manufacture Javelin's new products on a turnkey basis. Under the turnkey program, the Singapore manufacturer will ship finished products to Javelin, with the manufacturer managing the day-to-day purchasing, manufacturing and quality control requirements. The Company initially plans to have all finished products inspected at its Irvine, California facility prior to shipment to customers. The Company ultimately plans to have the manufacturer ship products directly to the Company's subsidiaries and distributors for final integration of the products and shipment to customers. Upon the successful implementation of the turnkey project, the Company expects to have all of its new products similarly manufactured and shipped in the future.

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

COMPETITION

         The Company believes that the open system architecture of its products and systems integration services makes it well positioned to take advantage of the current POS marketplace. The migration to open systems architecture in the POS industry has been disruptive to many POS companies that built their businesses on the proprietary operating model. While the Company focuses on large-scale solutions to multi-site customer POS problems, companies promoting proprietary systems have faced significant pressure on their operating margins due to high product costs and substantial overheads. Many of these proprietary vendors have now left the POS marketplace through acquisitions or financial failure, and the remaining proprietary vendors generally have undergone reorganizations that have resulted in rapid exits from significant market segments and/or distribution channels. With the largest multinational open systems computer companies not yet fully appreciating the potential of the open systems POS market, the Company is focused on providing foodservice providers and retailers with cost-effective POS solutions that satisfy their POS needs, including system design, hardware and software installation and implementation and ongoing support and maintenance.

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

         The Company's competitors include a substantial number of large well-established companies including International Business Machines (IBM), MICROS Systems, Inc., Par Technology Corporation, Radiant Systems, Inc., NCR, Panasonic and Fujitsu/ICL, each of which also offers open systems architecture products and services related thereto. There can be no assurance that the Company will be able to maintain its competitive advantage or that these existing substantial competitors, or new competitors, will not develop competitive products and services with favorable pricing. Moreover, the Company has little or no proprietary barriers to entry that could keep its competitors from developing similar products or services and technology or selling competing products or services in the Company's markets.

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

EMPLOYEES

         As of August 31, 1999 the Company had approximately 300 full-time employees, including 20 employed in sales and marketing, 250 employed in research and development, engineering, technical support and production, and 30 employed as administrative and support staff. None of the Company's employees are represented by unions, and the Company considers its employee relations to be good.

RISK FACTORS

LIMITED OPERATING HISTORY; RECENT OPERATING PROFITABILITY

         The Company was incorporated in September 1995 and has a limited operating history upon which to base an evaluation of its business and prospects. The Company's operating results for future periods are subject to all of the risks and uncertainties inherent in the development and growth of a young business. The Company anticipates that in the future it will make significant investments in its operations, particularly to support technological developments and sales activities and, that as a result, operating expenses will continue to increase. The Company intends to make investments on an ongoing basis, primarily from cash generated from operations, and to the extent necessary, funds available from the Company's line of credit, as the Company develops and introduces new products and services and expands into new markets. There can be no assurance that recent revenue growth is indicative of future sales growth, if any. The Company has only recently achieved profitability on both a quarterly and annual basis, and there can be no assurance that the Company will be able to sustain profitability in any period.

RATE OF GROWTH

         The Company has experienced rapid growth and expansion. This rapid growth and expansion is primarily due to acquisitions and increased sales of hardware, both domestically and internationally. The Company does not believe that domestic hardware sales will continue to grow at the rate at which they have grown in the past. Further,

The Company cannot guarantee that it will be able to increase domestic service sales or that its foreign hardware and services sales in the future will be at or near the rates of the past.

MANAGEMENT OF GROWTH

         Because the Company is currently experiencing rapid growth and expansion, it has also experienced and will continue to experience, a strain on its administrative, engineering and operations resources and increased demands on its systems and controls. The Company anticipates that continued growth would require it to recruit and hire a number of additional management personnel, particularly in operational management. There can be no assurance that the Company will be successful at hiring or retaining these personnel. The Company's ability to manage its growth successfully will also require the Company to continue to expand and improve its operational, management and financial systems and controls. If the Company's management is unable to manage growth effectively, the Company's business, financial condition and results of operations may be materially and adversely affected.

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

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

         The Company has experienced in the past and may in the future experience significant fluctuations in its operating results. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders, some of which may be of significant size; seasonality of revenues; employee hiring and retention, particularly with respect to sales personnel; lengthy sales and implementation cycles; reduction in demand for existing products and services and shortening of product life cycles; the timing of the introduction of products, product enhancements or services by the Company or its competitors; competition and pricing in the POS systems industry; market acceptance of new products; service personnel utilization rates; the ability of the Company to expand its international and domestic sales, as well as the mix of such sales; foreign currency exchange rates; changes in the mix of products and services sold; general health of the restaurant industry, particularly the quick service restaurant segment; the ability of the Company to generate service agreements; product quality problems; the ability of the Company to control costs; the Company's success in establishing and expanding its direct and indirect distribution channels; the mix of distribution channels through which the Company's products are sold; and general economic conditions. The Company's products are typically shipped shortly after orders are received and, consequently, order backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. As a result, product revenues in any quarter are substantially dependent on orders booked and shipped in that quarter and revenues for any future quarter are not predictable with any significant degree of accuracy. Product revenues are also difficult to forecast because the market for the Company's products is rapidly evolving and the Company's sales and implementation cycles, from initial evaluation to multiple product purchases and the provision of support services, vary substantially from customer to customer. The Company has in the past experienced and expects to continue to experience quarters or periods with individual product or service orders which are significantly larger than its typical product or service orders, adding to the unpredictability of the Company's revenues. The Company's expense levels, however, are based in significant part on the Company's expectations of future revenues and therefore are relatively fixed in the near term. In addition, the Company expects expense levels to increase in the near term as the Company attempts to expand its operations. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of the Company's expenses varies with its revenue in the near term. Moreover, the POS systems industry is generally dependent on system roll-outs with fixed time horizons. The Company's operating results, particularly with respect to its systems integration business, may vary significantly because of the Company's failure to obtain major projects, the cancellation or delays in the progress of major projects for any reason and the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis. The Company may also experience relatively weaker demand for its products in August, particularly in international markets, and December as a result of reduced sales activities during those months.

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

RISKS ASSOCIATED WITH ACQUISITIONS

         The Company has recently acquired CCI Group, Inc., POSNET Computers, Inc., Aspact IT Services Ltd., RGB/Trinet Limited, Jade Communications, Ltd., Dynamic Technologies, Inc., SB Holdings, Inc. and Restaurant Consulting Services, Inc. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the integration of management information and accounting systems of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. In particular, all of the acquired companies have self-contained management information and accounting systems, and the Company has not yet implemented a management information and accounting system that fully integrates each acquired entity's system. Further, all of the acquired companies are POS systems integrators and service providers and therefore operate in a market in which the Company has no direct prior experience. The Company currently intends as part of its business strategy to continue to pursue additional acquisitions of complementary businesses. The Company's management will be required to devote substantial time and attention to the integration of the recently acquired, or any future acquired, businesses and to any material operational or financial problems arising as a result of the acquisitions. There can be no assurance that operational or financial problems will not occur as a result of any acquisition. Failure to effectively integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company intends to continue to evaluate potential acquisitions of, or investments in, companies which the Company believes will complement or enhance its existing business. Future acquisitions by the Company may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization expenses related to goodwill and other tangible assets which could adversely affect the Company's business, results of operations and financial condition. The Company currently does not have any arrangements or understandings with respect to any specific future acquisitions. There can be no assurance that the Company will be able to identify or consummate any acquisition in the future or, if consummated, that any acquisition would ultimately be beneficial to the Company.

RISK OF INTERNATIONAL SALES AND INTERNATIONAL OPERATIONS

         The Company derived approximately 35% of its total revenues from sales outside North America in the year ended June 30, 1999. The Company believes that its growth and profitability will require additional expansion of its sales in foreign markets. The Company has sales or support staff located in Singapore, Australia and England. The Company's expansion into foreign countries has required and will continue to require significant management attention and financial resources, particularly with respect to the expansion of the Company's sales force, the transferring of a significant portion of the Company's manufacturing operations to a third-party manufacturer in Singapore, and the Company's operation and management of its recently acquired service-based subsidiaries in

England. To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition and results of operations would be materially adversely affected.

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

         To date, the Company has not been negatively affected by the recent turmoil in Asian markets; however, certain of the Company's customers, suppliers and third-party manufacturers located in Asian markets may encounter financial difficulties resulting from foreign currency fluctuations or other economic, social or political instabilities which could restrict their ability to fulfill their contractual obligations to the Company. In particular, the Company operates a consulting and systems integration subsidiary in Singapore and has transferred a portion of its manufacturing operations to a third-party manufacturer in Singapore. There can be no assurance that a decline in the value of any relevant foreign currency relative to the U.S. dollar or an economic, social or political change in any relevant country, will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

         The Company has derived, and believes that it may continue to derive, a significant portion of its revenues from a limited number of large customers. For the fiscal year ended June 30, 1999, ScanSource, Inc. accounted for 11% of the Company's revenues. For the fiscal year ended June 30, 1998, AFC Enterprises, Inc. accounted for 11% of the Company's revenues. Most customer product orders are placed within the quarter that delivery is expected; therefore, projections of future orders may be unreliable. In addition, the amount of the Company's products or services required by any of its customers can be adversely affected by a number of factors, including technological developments and the internal budget cycles of its customers. Moreover, the volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase the Company's products or services in a subsequent year. The completion, cancellation or significant reduction in the scope of a large customer product or service order, or the failure by the Company to obtain future orders from a significant customer, could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the Company's focus in specific vertical markets, economic and other conditions that affect these industries could lead to a reduction in capital spending on its customer projects, which would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

         The Company's success is dependent, in part, upon the continued services of certain key executive officers, including Richard P. Stack, the Company's President and Chief Executive Officer, Robert Nichols, the Company's Executive Vice President and President of CCI Group, Inc and Horace Hertz, the Company's Chief Financial Officer and Secretary. The Company believes that its future success depends to a significant degree upon the continued contributions of its existing key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. The Company has entered into employment agreements with certain of the above individuals, and the Company carries key-man life insurance on Mr. Stack. The Company also believes its future success will also depend largely upon its ability to attract and retain highly-skilled hardware engineers, managerial, and sales and marketing personnel. Competition for such personnel is intense, and the Company competes in the market for personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         The Company's competitors include a substantial number of large well-established companies including International Business Machines (IBM), MICROS Systems, Inc., Par Technology Corporation, Radiant Systems, Inc., NCR, Panasonic and Fujitsu/ICL, each of which also offers open systems architecture products and services related thereto. There can be no assurance that the Company will be able to maintain its competitive advantage or that these existing substantial competitors, or new competitors, will not develop competitive products and services with favorable pricing. Moreover, the Company has little or no proprietary barriers to entry that could keep its competitors from developing similar products or services and technology or selling competing products or services in the Company's markets.

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

DISTRIBUTION RISKS

         The Company presently markets its products primarily through OEMs, VARs and direct sales to end-users, and intends to continue to utilize these distribution channels in the future. Moreover, as part of the Company's strategy to increase international sales, the Company will need to more fully develop similar distribution channels in international markets. The Company also anticipates that its services business will increase in the future, resulting in a greater emphasis on marketing and distributing to OEMs and directly to end users. As the Company increasingly relies on direct sales to end users, the Company anticipates competing to a certain extent with its VARs and OEMs. This competition may harm the Company's relationship with certain of its VARs and OEMs, potentially resulting in the termination of some relationships with the Company. Failure by the Company to expand its distribution channels, develop its international distribution channels or manage any potential channel conflicts could have a material adverse effect on the Company's growth. Moreover, any factors, such as general adverse economic conditions, high inventory levels, financial condition, marketing considerations or governmental regulations and restrictions, that affect the ability of the Company's resellers to sell the Company's products will adversely affect the Company's sales and could have a material adverse impact on the Company's financial condition and results of operations.

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

         The Company also depends upon third-party suppliers to deliver components that are free from defects, competitive in functionality and cost and in compliance with the Company's specifications and delivery schedules. Disruption in supply, a significant increase in the cost of one or more components or failure of a third-party supplier to comply with any of the Company's procurement needs could delay or interrupt the Company's ability to manufacture or deliver its products to customers on a timely basis and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, any factors, such as general adverse economic conditions, financial condition or government regulations and restrictions, that affect the Company's third-party manufacturers or suppliers could have a material adverse impact on the Company's business, financial condition and result of operations.

RISK OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY.

         Computer products and systems as complex as those sold by the Company often contain undetected errors or performance problems, particularly during new and enhanced product launches. Despite product testing prior to introduction, the Company's products have in the past, on occasion, contained errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. In addition, the Company's computer products have a warranty that covers defective material and workmanship during the twelve-month warranty period commencing on the date of delivery of the products. Any future defects discovered after shipment of the Company's products could result in loss of sales, delays in or elimination of market acceptance, damage to its brand or to the Company's reputation, or product returns and warranty costs, particularly in the quick service restaurant market where certain product defects could cause a restaurant's POS systems and cash registers to be inoperable for periods of time. Any loss of sales, delays in market acceptance or product returns and warranty costs that result from defects discovered after shipment would have a material adverse effect on the Company's business, results of operations and financial condition. The Company attempts to make adequate allowance in its new product release schedule for testing of product performance. Because of the complexity of the Company's products, however, the release of new products by the Company may be postponed should test results indicate the need for redesign and retesting, or should the Company elect to add product enhancements in response to customer feedback. In addition, third-party products, upon which the Company's products are dependent, may contain defects which could reduce or undermine entirely the performance of the Company's products.

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

DIFFICULTY OF PENETRATION INTO OTHER MARKET SECTORS

         Although the Company has historically sold most of its products and services to the foodservice industry, the Company is increasingly focusing on selling its products and services to retailers and in the industrial market. To date, the Company has only recognized a limited amount of revenue in these markets. There can be no assurance that the Company's products and services will gain acceptance in or meet these sectors' expectations and needs. In addition, the Company may attempt to penetrate other markets. The inability of the Company, for any reason, to successfully sell its products and services into these markets could materially adversely affect the Company's growth.

EVOLVING TECHNOLOGY AND MARKET

         The POS computer industry is characterized by evolving technology and industry standards. The Company's touch screen computers presently consist of the Javelin-Wedge 5, the Javelin-Wedge P, the Javelin-LC and the Javelin-LCP, which are sold in various configurations to meet the needs of the Company's customers. The Company is in the process of developing additional touch screen computers and intends to introduce several new products during the fiscal year ending June 30, 2000, although no assurance can be given that the Company will be successful in developing any new products. The Company's success will depend, in part, on its ability to maintain and enhance its existing products and broaden its product offerings by developing and introducing new products that keep pace with technological developments in a cost effective manner, respond to evolving customer preferences and requirements and achieve market acceptance. Lack of market acceptance for the Company's existing or new products, the Company's failure to introduce new products in a timely or cost-effective manner or the Company's failure to achieve a technological advantage over its competition while also remaining price competitive, could materially adversely affect the Company's results of operations and financial condition. There can be no assurance that the Company will be successful in its product development efforts. In addition, there can be no assurance that the Company's products, even if successfully developed, will achieve timely market acceptance. Moreover, the introduction of products embodying new technology and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable.

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

FUTURE CAPITAL REQUIREMENTS

         The Company has expended and will continue to expend substantial funds on expansion of its sales and marketing efforts, expansion of its services business, potential acquisitions and product development. Consequently, the Company may require additional funds to finance its operations. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the Company's products and services, the progress of the Company's product development efforts, and the Company's management of its cash, accounts payable, inventory and other working capital items. There can be no assurance that, if required by the Company in the future, funds will be available on terms satisfactory to the Company, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing stockholders of the Company will be reduced, the existing stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Additionally, any debt financing that may be available to the Company may include restrictive covenants on the Company. An inability to obtain needed funding on satisfactory terms may require the Company to reduce planned capital expenditures, to reduce planned levels of advertising and promotion, to scale back its manufacturing or other operations or to enter into financing arrangements on terms which it would not otherwise accept, and could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON INDEPENDENT SOFTWARE PROVIDERS

         The Company produces PC-based open system hardware for the foodservice and retail industries; however, the Company does not develop software. Consequently, the Company is dependent upon third party software providers to develop the POS application software that operates on the Company's hardware platform. As in other sectors of the computer industry, hardware sales can often be driven by advances in software technology. Accordingly, if software providers do not, or are unable to, continue to provide state-of-the-art POS application software that runs on the Company's hardware, the Company's financial condition and results of operations could be materially adversely affected.

IMPACT OF YEAR 2000 ISSUES

         Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than 2000. This failure to use four digits to define the applicable year has created what is commonly referred to as the "Year 2000 Issue" and could cause a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions or engage in similar normal business activities.

         The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 Issue. The Company does not believe that it has a material exposure to the Year 2000 Issue with respect to its own products or information systems since its products and systems correctly define the Year 2000. The Company has not made any material expenditure to address the Year 2000 Issue and does not anticipate that it will be required to make any such expenditure in the future. The Company has contacted most of its significant suppliers and service providers to determine the extent to which it is vulnerable to their failure to address the Year 2000 Issue. Although the Company has received verbal assurances from some of these third parties that their systems are year 2000 compliant, the Company has not yet received written assurances from any of them. Although the Company does not believe its operations will be significantly disturbed even if third parties to whom it has relationships are not year 2000 compliant, there can be no assurance that any year 2000 compliance problems of its suppliers and resellers of its products will not negatively affect the Company's financial performance. If the Company's suppliers are unable to provide it sufficient quantities of materials or goods as a result of their failure to be year 2000 compliant, the Company believes that it can obtain adequate supplies of materials and goods at comparable prices from other sources. If resellers of the Company's products are adversely affected by any failure to become year 2000 compliant and are therefore unable to purchase anticipated quantities of the Company's products on a timely basis, the Company may seek to replace these resellers. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, the Company intends to continue to make efforts to ensure that third parties to whom it has relationships are year 2000 compliant.

         The Year 2000 Issue could also have an affect on the Company's revenues. Demand for the Company's products and services may decline after January 1, 2000, as the Company will not be able to incorporate its products and services into a Year 2000 driven POS retrofit. Similarly, many companies may spend substantial resources to prevent or minimize problems associated with the Year 2000 Issue and therefore may choose not to, or not have the budget capacity to, upgrade their current POS systems for some period of time. Any lessening of demand for the Company's products and services could have a material adverse affect on the Company's business, financial condition and results of operations.

POSSIBLE VOLATILITY OF STOCK PRICE

         The market price of the Common Stock has been, and is likely to continue to be, volatile. Factors such as announcements of new customer orders or services by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts, government regulatory actions, general conditions in the market for POS systems, overall market conditions and other factors may have a significant impact on the market price of Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Common Stock.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                     PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock trades on the Nasdaq National Market under the symbol "JVLN." The following table sets forth, for the periods indicated the high and low sales prices of the Company's Common Stock as reported by Nasdaq. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                                                                             HIGH            LOW
                                                                            -------        -------
YEAR ENDED JUNE 30, 1998
         First Quarter                                                      11 1/4         4 1/2
         Second Quarter                                                     10 13/16       8 1/2
         Third Quarter                                                      10 3/4         7 1/2
         Fourth Quarter                                                     15             9 3/8

YEAR ENDED JUNE 30, 1999
         First Quarter                                                      13 1/8         7
         Second Quarter                                                     13 3/8         6 1/2
         Third Quarter                                                      17 1/2         9
         Fourth Quarter                                                     15             9 3/8

         There were approximately 80 holders of record as of September 15, 1999; however, the Company believes the number of beneficial holders of the Company's common stock to be in excess of 600.

         No dividends have been declared or paid on the Company's Common Stock.

     RECENT SALES OF UNREGISTERED SECURITIES.

     The Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Act") since June 30, 1998:

     1. On November 6, 1998, the Company issued 257,058 shares of the Company's Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech Consultants, Ltd. as partial consideration for all of the outstanding capital stock of RGB/Trinet Limited and of Jade Communications, Ltd., corporations organized under the laws of England. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Regulation S under the Act.

     2. On February 28, 1999, the Company issued 68,771 shares of the Company's Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech Consultants, Ltd. as further consideration for all of the outstanding capital stock of RGB/Trinet Limited and of Jade Communications, Ltd., corporations organized under the laws of England. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Regulation S under the Act.

     3. On April 22, 1999, the Company issued 452,226 shares of the Company's Common Stock to John Biglin, Denise Biglin and John Seitz as partial consideration for all of the outstanding capital stock of Dynamic Technologies, Inc. and of SB Holdings, Inc., corporations organized under the laws of state of Pennsylvania. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act.

     4. On May 31, 1999, the Company issued 91,146 shares of the Company's Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech Consultants, Ltd. as further consideration for all of the outstanding capital stock of RGB/Trinet Limited and of Jade Communications, Ltd.., corporations organized under the laws of England. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Regulation S under the Act.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the other financial information included elsewhere in this Annual Report. This discussion contains forward-looking statements that include risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under "Risk Factors" in Item 1 and elsewhere in this Annual Report.

OVERVIEW

Javelin Systems, Inc. ("Javelin") was incorporated in September 1995 and commenced shipping its initial products in December 1995.

In December 1997, Javelin acquired all of the outstanding common stock of CCI Group, Inc. ("CCI") and POSNET Computers, Inc. ("Posnet"). CCI and Posnet have been consolidated and operate as CCI Group, Inc. CCI sells Javelin hardware as well as hardware from other manufacturers and provides services directly to end-users. These acquisitions were consummated, among other things, to enable the Company to sell products and services directly to end-users and to capture a greater proportion of each customer's POS system expenditures, including maintenance and help-desk.

Through March 31, 1998, a significant portion of the Company's sales had been made to domestic customers. To implement its marketing strategy in the international arena, the Company established foreign subsidiaries in March and April 1998 in England, Singapore and Australia.

In November 1998, Javelin acquired all of the outstanding common stock of RGB/Trinet Limited ("RGB") and Jade Communications Ltd ("Jade"). RGB and Jade are headquartered in England and provide complementary Wide Area Networking
(WAN) products and services primarily to large retail, hospitality, and telecommunications companies.

In April 1999, the Company acquired all of the outstanding capital stock of Dynamic Technologies, Inc. ("DTI") and all of the outstanding capital stock of SB Holdings, Inc. ("SB"). DTI and SB provide custom Internet/Intranet software and services.

In August 1999, the Company acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implements, operates and supports packaged software applications for the restaurant industry.

Each of the above acquisitions provided a key component in delivering an end-to-end POS system solution: CCI and Jade provide the remote site deployment and support capabilities; DTI and Aspact provide the Enterprise Application Integration skills; and RCS provides the foodservice financial system expertise. Revenues from end-to-end solutions may include POS hardware and related installation services and will integrate Internet communications, data center management and packaged software applications implementation and support. Revenues from solution services will consist of monthly recurring fees under a contract for a specified period of time. Such revenues will be recognized ratably as earned over the contract term. In September 1999, the Company launched Aspeon Solutions, a division responsible for marketing end-to-end solutions to the foodservice industry.

All of the acquisitions were accounted for by the purchase method, and accordingly, the results of operations of these subsidiaries have been included with those of the Company commencing on the dates of acquisition. Goodwill resulting from these acquisitions is amortized over a range of 10 to 25 years.

COMPOSITION OF REVENUES

The replacement cycle for hardware in the POS foodservice industry is generally long, and consequently, revenues for hardware products to a specific end-user tend to be non-recurring. Certain services, such as design, consulting and installation, tend not to be recurring. Other services, such as maintenance and help desk, are of an on-going nature and the related revenues tend to be recurring. Service revenues represented approximately 8% and 19% of total revenues for the years ended June 30, 1998 and 1999, respectively. Management anticipates that services revenues in the future will increase and become a more significant percentage of total revenues. As sales of hardware products and services to specific end-users become more significant relative to total revenues, the Company may experience significant variations in any quarterly or annual reporting period. These variations may result from, among other things, delays in installations or the Company's inability to timely replace installations that have been completed or near completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

If the Company's strategy to increase sales to large end-users who have volume purchasing power is successful, the Company believes its gross margins may decline over time. Notwithstanding such potential decline in gross margins, the Company believes that increased sales to large end-users may improve operating margins because (1) related sales and marketing costs as a percentage of revenues may be lower than the costs incurred to generate sales to indirect distribution channels, and (2) increased related general and administrative costs necessary to support the additional revenues should not be significant. In addition, sales to large end-users may result in significant variations in revenues or profits from period to period due to, among other things, the timing and size of large orders, delays in system installations or the Company's inability to generate new sales on a timely basis to large end-users.


COST OF REVENUES

Cost of revenues from product sales consists of the acquisition costs of non-Javelin product line hardware that is resold by the Company and the costs of components and payroll and related costs for assembly, manufacturing, purchasing, quality control and repairs of Javelin products. Sales of non-Javelin hardware generally carry a lower gross margin than do other product sales. The cost of the components incorporated in the Javelin product line represents in excess of 85% of the total cost of such products. The cost of five components represents in excess of 75% of the cost of all components included in the Javelin product line. While the Company has in the past experienced reductions in the cost of components due to increased volume of purchases, it believes that these costs have now stabilized and that further material reductions may be difficult to achieve. The Company has a qualified independent outside contract manufacturer to assist the Company in the manufacturing of new products and with increased capacity needs for existing products. The Company anticipates that the cost of manufacturing its products will not be materially affected by the shifting of production to outside contract manufacturers.

Cost of service revenues consists primarily of payroll and related costs for the technical and support staff providing the services. In anticipation of gaining new customers, the Company has invested and will continue to invest in the service business by incurring costs necessary to meet the needs of a higher level of service revenues. These costs are of a relatively fixed nature in the short term whereas the level of annual service revenues per multi-year contract is relatively modest in the periods immediately following execution of the contract. Service revenues per contract increase as new installations under the contract are completed. Consequently, until the Company has a larger volume of matured service contracts, gross margins on service revenues will be lower than the Company believes can be realized by its service operations. Additionally, because the Company's service business should generate higher revenues and higher margins in periods in which the Company handles significant system deployments, and because contracts for such deployments are non-recurring in nature, the Company anticipates that revenues and gross margins from its service business will fluctuate from period to period.

RESULTS OF OPERATIONS

The following table sets forth certain statements of operations data as a percentage of total revenues for the fiscal years ended June 30, 1998 and 1999:


                                                                   JUNE 30,
                                                              ------------------
                                                              1998          1999
                                                              ----          ----
                  Revenues:
                    Product sales                              91.5%        80.6%
                    Services                                    8.5         19.4
                                                              -----        -----
                  Total revenues                              100.0        100.0
                                                              -----        -----

                  Cost of revenues:
                    Cost of product sales (1)                  73.1         70.6
                    Cost of services (1)                       75.8         75.3
                                                              -----        -----
                  Total cost of revenues                       73.3         71.5
                                                              -----        -----


                  Gross profit                                 26.7         28.5
                                                              -----        -----
                  Operating expenses:
                    Research and development                    2.9          1.8
                    Selling and marketing                       4.0          5.4
                    General and administrative                 14.2         12.7
                                                              -----        -----


                  Total operating expenses                     21.1         19.9
                                                              -----        -----
                  Income from operations                        5.6          8.6
                  Interest expense                             (0.4)        (0.9)
                  Other income                                  0.2          0.1
                  Provision for income taxes                   (2.0)        (2.8)
                                                              -----        -----

                  Net income                                    3.4%         5.0%
                                                              =====        =====

(1)      Expressed as a percentage of related revenues, not of total revenues.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

REVENUES-PRODUCT SALES. Revenues from product sales increased by 116.2% to $58.7 million in 1999 compared to revenues of $27.1 million in 1998. The change is due to an increase in revenues relating to Javelin hardware sales of $9.2 million, revenues from CCI of $6.9 million, revenues from RGB/Jade of $6.7 million and revenues from the newly established foreign subsidiaries of $8.7 million. The increase relating to Javelin is attributable primarily to an increase in the number of units sold.

REVENUES-SERVICES. Revenues from services increased by 460.4% to $14.1 million in 1999 compared to revenues of $2.5 million for 1998. The change is due to an increase in service revenues from CCI of $1.5 million, service revenues from RGB/Jade of $7.5 million, service revenues from DTI of $1.6 million and service revenues from the newly established foreign subsidiaries of $951,000.

GROSS PROFIT. Gross profit increased by 162.1% to $20.7 million in 1999 compared to a gross profit of $7.9 million in 1998. The increase is comprised of the following:

                                             Year ended June 30,
                                  -----------------------------------------
                                        1998                  1999                INCREASE
                                  ----------------      -------------------     -------------
           Product sales            $7.3 million          $17.2 million         $ 9.9 million
           Service                  $609,000              $ 3.5 million         $ 2.9 million

The change in gross profit from product sales is due to an increase in gross profit from the sale of Javelin hardware of $3.8 million, an increase in gross profit from CCI of $1.2 million, gross profit from RGB/Jade of $2.4 million and gross profit from the newly established foreign subsidiaries of $2.5 million. The increase relating to Javelin is attributable to the increase in the number of units sold, offset by a decrease in average sales price per unit and a reduction in the cost of its products due to reductions in prices from the Company's suppliers resulting from increased volume of purchases by the Company and the realization of manufacturing efficiencies.

The change in gross profit from service revenues is due to gross profit on services provided by RGB/Jade of $1.7 million, from services provided by DTI of $908,000, gross profit on services provided by the newly established foreign subsidiaries of $687,000 offset by a decrease in gross profit from services provided by CCI of $438,000. The decrease in gross profit from CCI is due to a lower number of roll-outs in 1999 as compared to 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 52.9% to $1.3 million in 1999 compared to research and development expenses of $874,000 in 1998. All research and development activities are conducted by Javelin. The increase is primarily attributable to increased payroll costs due to the hiring of additional engineers.

SELLING AND MARKETING. Selling and marketing expenses increased by 227.3% to $3.9 million in 1999 compared to selling and marketing expenses of $1.2 million in 1998. The change is due to an increase in selling and marketing expenses of Javelin of $608,000, selling and marketing expenses of RGB/Jade of $1.7 million, selling and marketing expenses of DTI of $55,000 and selling and marketing expenses of the newly established foreign subsidiaries of $521,000. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 120.5% to $9.3 million in 1999 compared to general and administrative expenses of $4.2 million in 1998. The change is due to an increase in general and administrative expenses relating to Javelin of $1.2 million, increase in general and administrative expenses of CCI of $1.4 million, general and administrative expenses from DTI of $99,000, general and administrative expenses from the newly established foreign subsidiaries of $1.9 million and general and administrative expenses of RGB/Jade of $732,000. The increase at Javelin consisted primarily of increased payroll costs due primarily to an increase in the number of employees and increased facility costs due to expansion.

INTEREST EXPENSE. Interest expense increased by $552,400 to $667,400 in 1999 compared to interest expense of $115,000 in 1998. The increase is due to borrowings under the credit facility prior to the completion of the Company's public offerings in November 1998 and February 1999. Such borrowings were necessary to sustain the growth of business.

INCOME TAXES. Provision for federal, state and foreign income taxes increased by $1.4 million to $2.0 million in 1999 compared to a provision for income tax of $585,000 in 1998. The increase is attributable to the overall increase in income before income taxes of $4.1 million as well as increases in income from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.


LIQUIDITY AND CAPITAL RESOURCES

On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (9.5% as of June 30, 1999). As of June 30, 1999 borrowings outstanding under the line amounted to $1.4 million with approximately $3.5 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to pay $25,000 per month under the term loan with all unpaid principal and interest due on June 8, 2001.

As of June 30, 1999, Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (as defined). As of June 30, 1999, borrowings outstanding under the line amounted to $613,000 with approximately $1,187,000 available for future borrowings.

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

In February 1999, the Company completed a public offering of 2,375,000 shares of its common stock at $12.25 per share, netting proceeds to the Company of approximately $26.9 million. Proceeds to the Company were used for the acquisition of DTI and SB, working capital and general corporate purposes.

As of June 30, 1999, the Company had cash and cash equivalents of $5.6 million and working capital of $30.6 million.

Cash used in operating activities for the year ended June 30, 1999 amounted to $7.1 million and consisted primarily of increases in trade receivables and inventories. Cash used in investing activities for the year ended June 30, 1999 amounted to $20.7 million and consisted primarily of cash used to acquire the outstanding common stock of RGB, Jade, DTI and SB and the purchase of equipment. Cash provided by financing activities for the year ended June 30, 1999 amounted to $33.7 million and consisted primarily of the proceeds from the public offerings completed in November 1998 and February 1999.

In August 1999, the Company completed the acquisition of Restaurant Consulting Services, Inc. See Note 3 to the consolidated financial statements for additional details.

The Company believes that it has adequate financial resources to meet its capital requirements for the next twelve months.


YEAR 2000

         Some older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than 2000. This failure to use four digits to define the applicable year has created what is commonly referred to as the "Year 2000 Issue" and could cause a system failure or miscalculations causing disruption of operations, including a temporary inability to process transactions or engage in similar normal business activities.

         The Company recognizes the need to ensure that its operations will not be adversely impacted by the Year 2000 Issue. The Company does not believe that it has a material exposure to the Year 2000 Issue with respect to its own products or information systems since its products and systems correctly define the Year 2000. The Company has not made any material expenditure to address the Year 2000 Issue and does not anticipate that it will be required to make any such expenditure in the future. The Company has contacted most of its significant suppliers and service providers to determine the extent to which it is vulnerable to their failure to address the Year 2000 Issue. Although the Company has received verbal assurances from some of these third parties that their systems are year 2000 compliant, the Company has not yet received written assurances from any of them. Although the Company does not believe its operations will be significantly disturbed even if third parties to whom it has relationships are not year 2000 compliant, there can be no assurance that any year 2000 compliance problems of its suppliers and resellers of its products will not negatively affect the Company's financial performance. If the Company's suppliers are unable to provide it sufficient quantities of materials or goods as a result of their failure to be year 2000 compliant, the Company believes that it can obtain adequate supplies of materials and goods at comparable prices from other sources. If resellers of the Company's products are adversely affected by any failure to become year 2000 compliant and are therefore unable to purchase anticipated quantities of the Company's products on a timely basis, the Company may seek to replace these resellers. Because uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance, the Company intends to continue to make efforts to ensure that third parties to whom it has relationships are year 2000 compliant.

The Year 2000 Issue could also have an affect on the Company's revenues. Demand for the Company's products and services may decline after January 1, 2000, as the Company will not be able to incorporate its products and services into a Year 2000 driven POS retrofit. Similarly, many companies may spend substantial resources to prevent or minimize problems associated with the Year 2000 Issue and therefore may choose not to, or not have the budget capacity to, upgrade their current POS systems for some period of time. Any lessening of demand for the Company's products and services could have a material adverse affect on the Company's business, financial condition and results of operations.


ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this item is included in Pages F-1 through F-29 attached hereto and incorporated herein by reference. The index to the financial statements can be found on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

        The information required by this item is incorporated herein by reference from Issuer's Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Issuer's 1999 Annual Meeting of Stockholders (the "Proxy Statement") under the headings "Proposal 1--Election of Directors," "Compliance with Section 16(a) of the Securities Exchange Act of 1934" and "Additional Information--Management."

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.  See Exhibit Index below

         (b) The Company filed a Current Report on Form 8-K May 3, 1999 related to the acquisition of Dynamic Technologies, Inc. and SB Holdings, Inc.

EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
------             ------------------------
3.1(1)       --    Registrant's Amended and Restated Certificate of
                   Incorporation.

3.2(1)       --    Certificate of Amendment of Amended and Restated Certificate
                   of Incorporation.

3.3(  )      --    Certificate of Amendment of Amended and Restated Certificates
                   of Incorporation

3.3(1)       --    Registrant's Amended and Restated Bylaws.

4.1(1)       --    Form of Common Stock Certificate of Registrant.

10.1(1)      --    Form of Indemnity Agreement entered into between the Company and its directors and executive officers.

10.2(1)      --    1996 Stock Incentive Award Plan (the "1996 Plan").

10.3(1)      --    Form of Director Non-Qualified Stock Option Agreement under the 1996 Plan.

10.4(1)      --    Form of Employee Non-Qualified Stock Option Agreement under the 1996 Plan.

10.5(6)      --    1997 Equity Incentive Plan, as amended.

10.6(6)      --    Form of Incentive Stock Option Agreement under the 1997 Plan.

10.7(6)      --    Form of Nonstatutory Stock Option Agreement under the 1997
                   Plan.

10.8(1)      --    Employment Agreement dated August 19, 1996 by and between the
                   Company and Richard P. Stack.

10.9(1)      --    Employment Agreement dated August 19,1996 by and between the
                   Company and C. Norman Campbell.

10.10(6)     --    Employment Agreement dated January 1, 1998 by and between CCI
                   Group, Inc. and Robert Nichols.

10.11(6)     --    Standard Industrial/Commercial Multi-Tenant Lease-Modified
                   Net dated January 27, 1998 by and between the Company and
                   BRS-Campo Investment Company LP.

10.12(1)     --    Standard Industrial/Commercial Single-Tenant Lease-Gross
                   dated October 19, 1995 by and between the Company and Robert
                   P. Peebles Trust, dated April 11, 1979.

10.13(2)     --    Standard Sublease dated September 9, 1997 by and between the
                   Company, D. Howard Lewis and William R. Miller.

10.14(6)     --    The Business Center Office/Warehouse Lease dated April 4,
                   1997 by and between CCI Group, Inc and Nooney Krombech
                   Company.

10.15(2)     --    Distributor Agreement dated March 14, 1997 by and between
                   the Company and ScanSource, Inc.

10.16(6)     --    Loan and Security Agreement dated June 8, 1998 by and
                   among the Company, CCI Group,

                    Inc., Posnet Computers, Inc. and Finova Capital Corporation and
                    related Secured Promissory Note, Pledge Agreement and Secured
                    Continuing Corporate Guaranty.

10.17(6)      --    Form of Warrant issued by the Company in favor of Finova
                    Capital Corporation.

10.18(8)      --    Second and Third Amendments to Loan and Security Agreement
                    dated December 15, 1998 and January 10, 1999, respectively, by and among the Company, CCI Group, Inc., Posnet Computers,
                    Inc. and FINOVA Capital Corporation and related Security
                    Promissory Note, Pledge Agreement and Secured Continuing
                    Corporate Guaranty.

10.19(7)      --    Stock Purchase Agreement, dated April 23, 1999 by and
                    among Javelin Systems, Inc., Dynamic Technologies, Inc.,
                    SB Holdings, Inc., John Biglin, Denise Biglin and John
                    Seitz.

10.20         --    1999 Non-Officer Stock Option Plan.

10.21         --    Form of non-qualified stock option agreement under the
                    1999 Non-Officer Stock Option Plan.

10.22         --    Form of 1999 Plan Stock Option Grant Notice.

21.1          --    Subsidiaries

23.1          --    Consent of PricewaterhouseCoopers LLP, independent
                    accountants.

23.2          --    Consent of Cooley Godward LLP. Reference is made to
                    Exhibit 5.1.

24.1          --    Power of Attorney. Reference is made to page 32.

27.1          --    Financial Data Schedule.

----------
* to be filed by Amendment

(1) Filed as a exhibit to the Company's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.
(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1997 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K/A dated March 4, 1998 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10_KSB for the fiscal year ended June 30, 1998 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed May 3, 1999, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly report on Form 10-QSB for the quarter ended December 31, 1998 and incorporated herein by reference.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Javelin Systems, Inc.


Date:  October 1, 1999             By:  /s/ Richard P. Stack
                                      ----------------------------------------
                                        Richard P. Stack
                                        President and Chief Executive Officer

Date: October 1, 1999              By:  /s/ Horace Hertz
                                      ----------------------------------------
                                        Horace Hertz
                                        Chief Financial Officer

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


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                                                Title                             Date
      ---------                                                -----                             ----

/s/ Richard P. Stack                                      President, Chief Executive           October 1, 1999
------------------------------------                      Officer, Director
Richard P. Stack                                          (PRINCIPAL EXECUTIVE OFFICER)


/s/ Horace Hertz                                          Chief Financial Officer              October 1, 1999
------------------------------------                      (PRINCIPAL FINANCIAL AND
Horace Hertz                                              ACCOUNTING OFFICER)


/s/ Steven J. Goodman                                     Director                             October 1, 1999
------------------------------------
Steven J. Goodman


/s/ Jay L. Kear                                           Director                             October 1, 1999
------------------------------------
Jay L. Kear


/s/ Andrew F. Puzder                                      Director                             October 1, 1999
------------------------------------
Andrew F. Puzder


/s/ Robert Nichols                                        Director                             October 1, 1999
------------------------------------
Robert Nichols

                             JAVELIN SYSTEMS, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED JUNE 30, 1998 AND 1999



                                   CONTENTS

Report of Independent Accountants..........................................F-2

Consolidated Financial Statements

Consolidated Balance Sheets................................................F-3
Consolidated Statements of Operations......................................F-4
Consolidated Statements of Cash Flows......................................F-5
Consolidated Statement of Stockholders' Equity.............................F-7
Notes to Consolidated Financial Statements.................................F-8

                         REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Javelin Systems, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Javelin Systems, Inc. and its subsidiaries at June 30, 1998 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Costa Mesa, California
August 31, 1999

                              JAVELIN SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              JUNE 30,               JUNE 30,
                                                                                1998                   1999
                                                                         -------------------    --------------------
ASSETS
Current assets:
   Cash and cash equivalents                                             $             ---      $       5,641,500
   Investments                                                                                          7,472,000
   Accounts receivable - net of allowance for doubtful accounts of
     $248,800 as of June 30, 1998 and of $454,400 as of June 30, 1999
                                                                                 7,449,700             16,000,200
   Inventories                                                                   5,925,300             14,565,700
   Deferred income taxes                                                           204,900                530,900
   Other current assets                                                            426,900                823,500
                                                                         -------------------    --------------------
     Total current assets                                                       14,006,800             45,033,800
   Property and equipment, net                                                   1,036,400              2,861,400
   Excess of cost over net assets of purchased businesses                        6,457,500             27,021,200
   Deferred financing costs                                                        889,000                617,600
   Other assets, net                                                               141,600                273,600
                                                                         -------------------    --------------------
     Total assets                                                        $      22,531,300      $      75,807,600
                                                                         ===================    ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                        $       1,343,000      $       2,056,600
   Accounts payable                                                              5,636,900              7,681,800
   Accrued expenses                                                                625,000              2,446,200
   Current maturities of long-term debt                                            300,000                300,000
   Customer deposits                                                             1,197,200                  2,700
   Deferred maintenance revenues                                                   385,300                397,500
   Income taxes payable                                                            438,700              1,517,400
                                                                         -------------------    --------------------
     Total current liabilities                                                   9,926,100             14,402,200
                                                                         -------------------    --------------------

  Long-term debt, net of current portion                                         1,200,000              1,774,000
  Deferred rent expense                                                              6,300                 21,000
  Commitments and contingencies (Note 7)

   Stockholders' equity:
   Preferred stock, $0.01 par value: authorized shares--1,000,000;
     issued and outstanding shares--none
   Common stock, $0.01 par value: authorized shares--20,000,000;
     issued and outstanding shares--4,111,962
      as of June 30, 1998 and 8,887,203 as of June 30, 1999                         41,100                 88,900
   Additional paid in capital                                                   11,270,900             55,800,700
   Deferred compensation                                                           (39,200)                (6,700)
   Retained earnings                                                               132,900              3,799,700
   Accumulated other comprehensive loss                                             (6,800)               (72,200)
                                                                         -------------------    --------------------
     Total stockholders' equity                                                 11,398,900             59,610,400
                                                                         -------------------    --------------------
       Total liabilities and stockholders' equity                        $      22,531,300      $      75,807,600
                                                                         ===================    ====================

SEE ACCOMPANYING NOTES.
                                 F-3

                              JAVELIN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEAR ENDED                         FOR THE YEAR ENDED
                                                                 JUNE 30, 1998                             JUNE 30, 1999
                                                       -----------------------------------  -----------------------------------
Revenues:
  Product sales                                                               $27,132,400                          $58,672,400
  Services                                                                      2,513,700                           14,086,400
                                                       -----------------------------------  -----------------------------------
Total revenues                                                                 29,646,100                           72,758,800
                                                       -----------------------------------  -----------------------------------

Cost of revenues:
  Cost of product sales                                                        19,831,300                           41,408,400
  Cost of services                                                              1,904,700                           10,618,400
                                                       -----------------------------------  -----------------------------------
Total cost of revenues                                                         21,736,000                           52,026,800
                                                       -----------------------------------  -----------------------------------

                                                       -----------------------------------  -----------------------------------
Gross profit                                                                    7,910,100                           20,732,000
                                                       -----------------------------------  -----------------------------------

Operating expenses:
     Research and development                                                     874,000                            1,336,100
     Selling and marketing                                                      1,179,900                            3,861,400
     General and administrative                                                 4,195,500                            9,251,500
                                                       -----------------------------------  -----------------------------------
Total operating expenses                                                        6,249,400                           14,449,000
                                                       -----------------------------------  -----------------------------------

Income from operations                                                          1,660,700                            6,283,000

Interest expense                                                                 (115,000)                            (667,400)
Other income                                                                       53,300                               61,700

                                                       -----------------------------------  -----------------------------------
Income before income taxes                                                      1,599,000                            5,677,300
Provision for income taxes                                                       (584,900)                          (2,010,500)
                                                       -----------------------------------  -----------------------------------
Net income                                                                     $1,014,100                           $3,666,800
                                                       ===================================  ===================================

Earnings  per common share:
      Basic                                                                         $0.28                                $0.59
                                                       ===================================  ===================================
      Diluted                                                                       $0.27                                $0.57
                                                       ===================================  ===================================

Shares used in computing earnings per share:
      Basic                                                                     3,622,604                            6,259,965
                                                       ===================================  ===================================
      Diluted                                                                   3,750,611                            6,474,181
                                                       ===================================  ===================================

SEE ACCOMPANYING NOTES.

                                          JAVELIN SYSTEMS, INC.
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE YEAR ENDED         FOR THE YEAR ENDED
                                                                         JUNE 30, 1998             JUNE 30, 1999
                                                                 -------------------------- --------------------------
OPERATING ACTIVITIES
Net income                                                                      $1,014,100                 $3,666,800
Adjustments to reconcile net income to net cash used
      in operating activities:
   Depreciation and amortization                                                   354,900                  1,509,700
   Amortization of deferred compensation                                            51,600                     32,500
   Loss on disposal of assets                                                       55,100
   Deferred income taxes                                                          (204,900)                  (326,000)
   Deferred rent expense                                                             6,300                     14,700
   Income tax benefit from exercise of stock options                                59,200                    223,600
   Non-cash allowances:
     Inventories                                                                   312,800                    274,700
     Accounts receivable                                                           243,800                    263,000
     Other                                                                         130,000                    (35,000)
   Changes in operating assets and liabilities, net of acquisitions:
        Accounts receivable                                                     (3,403,500)                (5,585,900)
        Inventories                                                             (2,985,800)                (8,024,200)
        Other current assets                                                      (313,900)                  (170,900)
        Accounts payable                                                         2,838,100                    725,800
        Accrued expenses                                                            35,100                    949,200
        Deferred maintenance revenues                                              129,200                    (99,600)
        Customer deposits                                                         (408,500)                (1,194,500)
        Income taxes payable                                                       239,000                    707,300
                                                                 -------------------------- --------------------------
     Net cash used in operating activities                                      (1,847,400)                (7,068,800)
                                                                 -------------------------- --------------------------
INVESTING ACTIVITIES
   Purchase of equipment                                                          (724,600)                (2,051,000)
   Cash received from (paid for) purchased businesses                              392,400                (11,083,300)
   Investments in securities                                                                               (7,472,000)
   Other assets                                                                    (75,200)                  (131,200)
                                                                 -------------------------- --------------------------
   Net cash used in investing activities                                          (407,400)               (20,737,500)
                                                                 -------------------------- --------------------------
FINANCING ACTIVITIES
   Net borrowings (repayments) under line of credit                                774,200                 (1,000,900)
   Proceeds from issuance of long-term debt                                      1,500,000                     43,500
   Payments of notes payable to related parties                                   (515,500)                  (320,000)
   Repayment of notes payable                                                                                (399,200)
   Deferred financing costs                                                       (278,900)                    10,000
   Net proceeds from public offerings                                                                      35,007,300
   Exercise of stock options and warrants                                           95,600                    338,700
                                                                 -------------------------- --------------------------
     Net cash provided by financing activities                                   1,575,400                 33,679,400
                                                                 -------------------------- --------------------------
CUMULATIVE TRANSLATION ADJUSTMENT                                                   (6,800)                  (231,600)
                                                                 -------------------------- --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (686,200)                 5,641,500


SEE ACCOMPANYING NOTES.


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   686,200
                                                                 -------------------------- --------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  -- ---               $  5,641,500
                                                                 ========================== ==========================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Income tax paid                                                              $  298,000               $  1,388,700
                                                                 ========================== ==========================
   Interest paid                                                                $  113,200               $    494,100
                                                                 ========================== ==========================

   SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
     AND INVESTING ACTIVITIES:
    See Note 3 for the acquisitions of businesses in exchange for shares of the Company's common stock.

   See Note 6 for the warrants issued in connection with credit facility.

   See Note 3 for issuance of the Company's common stock for the cancellation of earnout shares.

SEE ACCOMPANYING NOTES.

                              JAVELIN SYSTEMS, INC.

                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1999




                                                                                            RETAINED     ACCUMULATED
                                                               ADDITIONAL                   EARNINGS       OTHER
                                            COMMON STOCK        PAID-IN     DEFERRED     (ACCUMULATED   COMPREHENSIVE
                                         SHARES      AMOUNT     CAPITAL   COMPENSATION      DEFICIT)         LOSS          TOTAL
                                         -----------------------------------------------------------------------------------------

BALANCE AS OF JULY 1, 1997               3,119,250   $31,200   $4,295,300   $ (90,800)    $  (881,200)   $             $ 3,354,500

VALUE ASSIGNED TO WARRANTS ISSUED IN
  CONNECTION WITH CREDIT FACILITY                                 621,900                                                  621,900

EXERCISE OF STOCK OPTIONS AND EXCHANGE
  OF WARRANTS FOR COMMON STOCK              63,662       600       95,000                                                   95,600

SHARES ISSUED IN CONNECTION WITH
  ACQUISITION OF POSNET AND CCI            929,050     9,300    6,199,500                                                6,208,800

AMORTIZATION OF DEFERRED COMPENSATION                                          51,600                                       51,600

INCOME TAX BENEFIT FROM EXERCISE OF
  STOCK OPTIONS                                                    59,200                                                   59,200

COMPREHENSIVE INCOME                                                                        1,014,100        (6,800)     1,007,300

                                         -----------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 1998              4,111,962    41,100   11,270,900     (39,200)        132,900        (6,800)    11,398,900


EXERCISE OF STOCK OPTIONS AND EXCHANGE
  OF WARRANTS FOR COMMON STOCK              79,790       800      337,900                                                  338,700

ISSUANCE OF COMMON STOCK IN CONNECTION
  WITH THE ELIMINATION OF POSNET
  EARNOUT SHARES                            56,250       600      362,600                                                  363,200

SHARES ISSUED IN CONNECTION WITH PUBLIC
  OFFERINGS, NET OF OFFERING COSTS       3,770,000    37,700   34,969,600                                               35,007,300

SHARES ISSUED IN CONNECTION WITH
  ACQUISITION OF RGB AND JADE              416,975     4,200    3,774,600                                                3,778,800

SHARES ISSUED IN CONNECTION WITH
  ACQUISITION OF DTI AND 6B                452,226     4,500    4,861,500                                                4,866,000

AMORTIZATION OF DEFERRED COMPENSATION                                          32,500                                       32,500

INCOME TAX BENEFIT FROM EXERCISE OF
  STOCK OPTIONS                                                   223,600                                                  223,600

COMPREHENSIVE INCOME                                                                        3,666,800       (65,400)     3,601,400

                                         -----------------------------------------------------------------------------------------
BALANCE AS OF JUNE 30, 1999              8,887,203    88,900   $55,800,700  $  (6,700)     $3,799,700      $(72,200)   $59,610,400
                                         -----------------------------------------------------------------------------------------

                              JAVELIN SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  GENERAL

Javelin Systems, Inc. ("Javelin") was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Javelin is a leading provider of retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the point-of-sale (POS) cash register terminal to the back office to an organization's headquarters. Javelin designs, manufactures and markets open system touchscreen POS network-ready hardware systems and provides POS systems integration services and software solutions primarily for the foodservice and retail industries.

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

In November 1998, the Company completed a public offering of 1,395,000 shares of its common stock at $6.75 per share, netting proceeds to the Company of approximately $8.1 million. Proceeds to the Company were used to repay borrowings under a revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Limited ("RGB") and Jade Communications Ltd ("Jade"), as described below, and for general corporate purposes.

In November 1998, Javelin acquired all of the outstanding common stock of RGB and Jade as described in Note 3. RGB and Jade are headquartered in England and provide complementary Wide Area Networking (WAN) products and services primarily to large retail, hospitality, and telecommunications companies.

In February 1999, the Company completed a public offering of 2,375,000 shares of its common stock at $12.25 per share, netting proceeds to the Company of approximately $26.9 million. Proceeds to the Company were used to purchase the outstanding common stock of Dynamic Technologies, Inc. ("DTI") and SB Holdings, Inc. ("SB"), as described below, and for working capital and general corporate purposes.

In April 1999, the Company acquired all of the outstanding capital stock of DTI and all of the outstanding capital stock of SB, as described in Note 3. DTI and SB provide custom Internet/Intranet software and services.

In August 1999, the Company acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implements, operates and supports packaged software applications for the restaurant industry as described in Note 10.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

These consolidated financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying consolidated financial statements. The financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments as of June 30, 1998 and 1999 approximate their respective fair values.

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

During the year ended June 30, 1998 one customer in the solutions business segment (see Note 9) accounted for approximately 11% of net sales. During the year ended June 30, 1999 one customer in the hardware products business segment accounted for approximately 11% of net sales. Sales were not to the same major customers in 1998 and 1999. See Note 9 for sales to geographic areas.

CASH AND CASH EQUIVALENTS

Bank overdrafts of $847,000 and $613,400 as of June 30, 1998 and 1999, respectively, are included in accounts payable. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVESTMENTS

Investments consist of U.S. government and corporate debt securities with original maturities ranging from three to nine months. Investments are stated at market value determined by the most recently traded price of each security at the balance sheet date. By policy, the Company invests primarily in high-grade marketable securities. All investments are defined as trading securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and unrealized gains and losses are included in earnings. Cost is determined using the specific identification method for the purpose of computing unrealized gains and losses.

Investments consisted of the following as of June 30, 1999:

             Obligations of U.S. government agencies                        $3,981,900
             U.S. Treasury securities                                          988,400
             Corporate debt securities                                       2,501,700
                                                                           -----------
             Total investments                                              $7,472,000
                                                                           ===========

Gains on trading securities for the year ended June 30, 1999 were not significant.


INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                                       June 30,                    June 30,
                                                         1998                        1999
                                                  --------------------        -------------------
          Raw materials                           $      3,572,500             $     7,195,600
          Work-in-process                                                              227,000
          Finished goods                                 2,352,800                   7,143,100
                                                  --------------------        -------------------

                                                  $      5,925,300             $    14,565,700
                                                  ====================        ===================

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

Management of the Company assesses the recoverability of property and equipment when certain events are known to management which may affect the carrying value of such assets in relation to fair value. Management assesses impairment by determining whether the carrying value of such assets over their remaining lives can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which such impairment is determined by management. To date, management has not identified any impairment of property and equipment. Depreciation expense was $217,700 and $629,800 for the years ended June 30, 1998 and 1999, respectively.

Property and equipment consists of the following:

                                                     June 30,                    June 30,
                                                       1998                        1999
                                                --------------------        -------------------
        Machinery and
        equipment                               $        603,000            $     2,978,100

        Furniture and fixtures
                                                         638,000                    732,500

        Leasehold improvements
                                                          35,200                    254,000
                                                --------------------        -------------------

                                                       1,276,200                  3,964,600

        Less accumulated
        depreciation and
        amortization                                    (239,800)                (1,103,200)
                                                --------------------        -------------------

        Property and
        equipment, net                          $      1,036,400            $     2,861,400
                                                ====================        ===================

EXCESS OF COST OVER NET ASSETS OF PURCHASED BUSINESSES

Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. For the acquisitions of Posnet, CCI, Aspact, RGB and Jade, the excess was allocated entirely to goodwill. Management determined that for these acquired companies, there were no other identifiable intangible assets, such as workforce, that would require an allocation of the purchase price. The workforce of the acquired companies requires limited specialized skills. Goodwill is stated at cost and is amortized on a straight-line basis over 10 years for DTI and SB and over 25 years for all other acquired companies. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill balances over the remaining lives can be recovered through projected undiscounted cash flows of the related operations. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. To date, management has not identified any impairment of goodwill.

The Company recorded $125,200 and $598,500 in goodwill amortization for the years ended June 30, 1998 and 1999, respectively. Accumulated amortization was $153,200 and $751,700 as of June 30, 1998 and 1999, respectively.

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

REVENUE RECOGNITION

The Company sells its hardware and software products both as part of a solutions package and on a stand-alone basis, principally to the foodservice industry. Sales of the Company's products which are part of a solutions package typically include hardware, third-party software, consulting and installation. Sales of products on a stand-alone basis exclude revenues from installation and consulting services.

Revenues from sales of products sold on a stand-alone basis are recognized upon shipment of the products. The Company does not have any significant remaining obligations upon shipment of the products. Product returns and sales allowances, which historically have not been significant, are provided for at the date of sale. These revenues are generally from sales made by Javelin, Javelin Europe, Javelin Asia, Javelin Australia and RGB.

Products and services which are part of a solution are recognized upon the completion of the installation of the product as acknowledged by the customer. Products sold in this fashion are reflected as product sales revenue while the installation and consulting services are reflected as services revenue. These revenues are generally from sales of CCI and Jade.

Service contract revenues are recognized ratably over the term of the related contract. These revenues are generally from maintenance, help desk and asset management contracts at CCI and DTI and are reflected as services revenues.

The Company generally recognizes software customization and development services as revenues using the percentage-of-completion method over a period of time that commences with the execution of the license agreement and ends with the completion of the initial customization and installation. Some of the Company's newer products do not require initial customization. If the customer does not require such customization, the Company generally recognizes the license fees from these products upon delivery, assuming the services to be provided are not essential to the functionality of the software. License fees through June 30, 1999 have been insignificant. These revenues are from sales of DTI.

The Company also generates revenue by providing solution services to customers in industries other than the foodservice industry. The Company through its wholly owned subsidiary DTI, maintains a staff of industry certified network engineers, server developers and technical project managers with experience providing design, development, installation and management of systems to customers outside of the foodservice industry. These solutions services are generally offered under time and material type contracts. Accordingly, revenues are recognized as time is incurred by the consultants providing the service and reflected as services revenues.


WARRANTIES

The Company's products are under warranty for defects in material and workmanship for one year. Certain components included in the Company's products are covered by manufacturers' warranties. The Company establishes an accrual for estimated warranty costs at the time of sale.

ADVERTISING COSTS

The Company expenses the costs of advertising as incurred.

RESEARCH AND DEVELOPMENT

The Company expenses the cost of research and development as incurred. Research and development expenses are principally comprised of payroll and related costs and the cost of prototypes.

STOCK-BASED COMPENSATION

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123. ("SFAS 123"), "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to use APB 25 for accounting for stock-based compensation to employees must make pro forma disclosures of net income or loss, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

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

EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards. No. 128, " Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the quarter ended December 31, 1997 and restated all previously reported per share amounts to conform to the new presentation.

A reconciliation of basic and diluted EPS for the years ended June 30, 1998 and 1999 is as follows:

                                                              Year Ended                             Year Ended
                                                            June 30, 1998                           June 30, 1999
                                              ---------------------------------------------------------------------------
                                                   BASIC             DILUTED                 BASIC              DILUTED
                                              --------------       -----------           -------------        -----------
Net income                                    $    1,014,100       $ 1,014,100           $   3,666,800        $ 3,666,800
Weighted average common shares
   outstanding                                     3,622,604         3,622,604               6,259,965          6,259,965
Additional shares due to potential
   exercise of stock options                                           128,007                                    214,216
Diluted weighted average common shares
   outstanding                                     3,622,604         3,750,611               6,259,965          6,474,181
Earnings per share
                                              $         0.28              0.27           $        0.59               0.57

There were approximately 146,375 options in 1999 that were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common stock, thereby resulting in an antidilutive effect. The number of antidilutive options in 1998 was not material.

SEGMENT  INFORMATION

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see
Note 9).

COMPREHENSIVE INCOME

Effective in the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Accumulated other comprehensive loss consists of the change in the cumulative translation adjustment. Total comprehensive income was $1,007,300 and $3,601,400 for the years ended June 30, 1998 and 1999, respectively.



3.       ACQUISITIONS

Cash paid (received) in connection with the Company's purchase acquisitions is as follows:

                                                              1998                       1999
                                                         --------------            --------------
         Fair value of assets acquired, including
            goodwill and net of cash received            $   10,422,000            $   22,893,100
         Less liabilities assumed                             4,561,200                 4,912,100
         Less stock issued to sellers                         6,253,200                 6,897,700
                                                         --------------            --------------
          Cash paid (received)                           $     (392,400)           $   11,083,300
                                                         ==============            ==============

In December 1997, the Company acquired all of the outstanding capital stock of Posnet. Posnet sells, installs and maintains POS systems and turnkey retail automation systems. The original purchase price for the Posnet capital stock consisted of 225,000 shares of the Company's common stock. The Company was required to issue an additional 75,000 shares of its common stock in 1998 and shares of its common stock with a market value of $500,000 in each of 1999 and 2000 based upon the cumulative net profits of Posnet during the three years ending December 31, 2000. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Posnet have been included with those of the Company commencing on the date of acquisition. The purchase price of $1,594,200 (including acquisition costs of approximately $75,500) was determined by discounting the value of the common stock issued by 25% from the quoted price principally due to restrictions and liquidity factors and resulted in excess of purchase price over the fair value of net assets acquired of approximately $2,036,000. Such excess (which was increased for the contingent payments described below) is being amortized on a straight-line basis over 25 years. During the year ended June 30, 1998, the Company issued 18,750 shares of its common stock as additional consideration. In August 1998, the Company agreed to issue 56,250 shares of its common stock to the former shareholders of Posnet in consideration for the elimination of any future contingent payments. The value of these shares has been recorded as additional goodwill.

In December 1997, the Company acquired all of the outstanding capital stock of CCI. CCI sells, installs and maintains POS systems and turnkey retail automation systems. The purchase price for the CCI capital stock consisted of 670,000 shares of the Company's common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of CCI have been included with those of the Company commencing on the date of acquisition. The purchase price of $4,476,800 (including costs of acquisition of approximately $111,300) was determined by discounting the value of the common stock issued by 25% from the quoted price principally due to restrictions and liquidity factors and resulted in excess of purchase price over the fair value of net assets acquired of approximately $4,097,500. Such excess is being amortized on a straight-line basis over 25 years.

In April 1999, the Company acquired all of the outstanding capital stock of DTI and all of the outstanding capital stock of SB. DTI and SB provide custom Internet/Intranet software and services. The aggregate purchase price for DTI and SB consisted of $10,000,000 in cash and 452,226 shares of the Common Stock of the Company with an additional (i) $2,000,000 in cash and (ii) $1,000,000 in value (as defined in the Agreement) of Common Stock of the Company issuable upon the satisfaction of certain milestones for each of the quarters in the twelve months ending April 30, 2000. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of DTI and SB have been included with those of the Company commencing on the date of acquisition. The purchase price of $14,398,700 (including costs of acquisition of approximately $148,700) was determined by discounting the value of the common stock issued by 15% from the quoted price principally due to restrictions and liquidity factors and resulted in excess of purchase price over the fair value of net assets acquired of approximately $13,490,400. Such excess is being amortized on a straight-line basis over 10 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the accompanying consolidated financial statements.

Unaudited pro forma consolidated results of operations as if the acquisitions of Posnet and CCI had occurred as of July 1, 1996 and the acquisition of DTI and SB had occurred as of July 1, 1997 are as follows:

                                                           YEAR ENDED                  YEAR ENDED
                                                          JUNE 30, 1998              JUNE 30, 1999
REVENUES                                                         $ 41,721,300                $ 78,550,900
COST OF SALES                                                      27,888,300                  52,510,800
                                                    -------------------------- ---------------------------
GROSS PROFIT                                                       13,833,000                  26,040,100

OPERATING EXPENSES                                                 12,250,200                  18,727,700
                                                    -------------------------- ---------------------------
INCOME FROM OPERATIONS                                              1,582,800                   7,312,400
OTHER (EXPENSE)                                                       (66,300)                   (609,500)
                                                    -------------------------- ---------------------------

INCOME BEFORE INCOME TAXES                                          1,516,500                   6,702,900
PROVISION FOR INCOME TAXES                                         (1,103,200)                 (2,488,700)
                                                    -------------------------- ---------------------------
NET INCOME                                                         $  413,300                $  4,214,200
                                                    ========================== ===========================

INCOME PER SHARE:
      BASIC                                                            $ 0.10                       $0.63
                                                                       ======                       =====
      DILUTED                                                          $ 0.10                       $0.62
                                                                       ======                       =====


The above unaudited pro forma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred as of dates indicated.

On May 14, 1998, Javelin Asia acquired all of the outstanding common stock of Aspact for $170,000 in cash and 15,300 shares of the Company's common stock. The acquisition of Aspact has been accounted for as a purchase. Accordingly, the purchase price of $567,400 has been allocated to assets and liabilities based on their estimated fair value at the date of acquisition. Results of operations of Aspact have been included in the consolidated financial statements from the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $320,000. Such excess is being amortized on a straight-line basis over 25 years. The results of operations of Aspact prior to the date of acquisition were not material.

In November 1998, the Company acquired all of the outstanding capital stock of RGB and 52.5% of the outstanding common stock of Jade. The remaining 47.5% of the outstanding common stock of Jade is owned by RGB. RGB and Jade provide complementary Wide Area Network (WAN) products and services to large retail and hospitality chains as well as the telecommunications industry. The aggregate purchase price for the RGB and Jade capital stock consisted of $1,922,900 in cash (including acquisition costs of $181,800) and 257,058 shares of the Company's common stock. The Company may be required to issue additional shares of its common stock with a market value of $4,112,500 in each of 1999 and 2000 based upon the cumulative net profits of RGB and Jade during the twenty-four month period ending September 30, 2000. During the six months ended June 30, 1999, the Company issued 159,917 shares of its common stock at a value of $1,748,200. The acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of RGB and Jade have been included with those of the Company commencing on the date of acquisition. The purchase price of $3,561,600 resulted in excess of purchase price over the fair value of net assets acquired of approximately $2,987,700. Such excess (which increases for any contingent payments) is being amortized on a straight-line basis over 25 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the accompanying consolidated financial statements. The results of operations of RGB and Jade prior to the date of acquisition were not material.

See Note 10 for acquisition of RCS completed after June 30, 1999.


4.    INCOME TAXES

Earnings before income taxes consist of the following for the years ended June 30, 1998 and 1999:

                                         1998                           1999
                                       ---------                     ----------
U.S.                                   $1,570,200                    $3,230,100
Foreign                                    28,800                     2,447,200
                                       ----------                    ----------
Total                                  $1,599,000                    $5,677,300
                                       ==========                    ==========

The components of income tax expense for the years ended June 30, 1998 and 1999 are as follows:

                                             1998                          1999
                                          ----------                    ---------
Current:
  Federal                                  $686,300                     $1,157,500
  State                                      70,700                        351,800
  Foreign                                    32,800                        827,200

Deferred:
  Federal                                  (157,400)                      (297,400)
  State                                     (47,500)                       (28,600)
  Foreign
                                           ========                     ==========

Total                                      $584,900                     $2,010,500
                                           ========                     ==========

The Company's effective tax rate differs from the U.S. federal statutory tax rate, as follows:

                                                                     1998               1999
                                                                     ----               ----
       Income tax provision at statutory tax rates                   34.0%              34.0%
       State taxes, net of federal tax effect                         2.5                3.8
       Foreign earnings taxed at different rates                                        (0.2)
       Goodwill                                                       2.7                3.0
       Non-deductible items                                           4.1                0.3
       Net operating loss benefit                                    (8.7)
       Adjustments to estimated income tax accruals                   2.0               (5.5)
                                                                     ----               ----
       Total                                                         36.6%              35.4%
                                                                     ====               ====

Components of the deferred income tax balance are as follows:

                                                                  1998             1999
                                                                --------         --------
       Deferred tax assets:
         Accrued expenses                                       $195,000         $515,200
         Other                                                     9,900           15,700
                                                                --------         --------

       Deferred tax assets                                      $204,900         $530,900
                                                                ========         ========

Management believes it is more likely than not that the Company will realize its deferred tax asset based upon current year and expected results.

Undistributed earnings of foreign subsidiaries aggregated $2.6 million as of June 30, 1999, which under existing tax law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against U.S. tax on dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings .

5.   LINE OF CREDIT AND LONG-TERM DEBT

On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6,000,000 and a term loan of $1,500,000.

Under the terms of the line of credit, the Company may borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (9.5% as of June 30, 1999). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. As of June 30, 1999, borrowings outstanding under the line amounted to $1,443,200 with approximately $3,245,000 available for future borrowings based on the balances of eligible accounts receivable and inventory as of June 30, 1999.

As of June 30, 1999, Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (as defined). As of June 30, 1999, borrowings outstanding under the line amounted to $613,400 with approximately $1,186,600 available for future borrowings.

Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 13.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due on June 8, 2001.




6.   STOCKHOLDERS' EQUITY

COMMON STOCK

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

During the year ended June 30, 1999, the Company issued 3,770,000 shares of its common stock in connection with the public offerings described in Note 1, 869,201 shares of its common stock in connection with the acquisitions described in Note 3, 56,250 shares of its common stock to the former shareholders of Posnet in consideration for the elimination of future Earnout Shares (see Note
3), 69,000 shares of common stock upon the exercise of stock options with a weighted average exercise price of $4.95 per share and 10,790 shares of its common stock upon the exercise of warrants issued to the underwriter in connection with the initial public offering.

In December 1998, the Company increased the number of authorized shares of common stock from 10,000,000 to 20,000,000.

STOCK OPTION PLANS

The Company has elected to follow APB 25 and related interpretations in accounting for its employee stock options. Under APB 25, the Company recognizes as compensation expense the difference between the exercise price and the fair market value of the underlying stock on the date of grant. Stock based compensation expense is deferred and amortized over the vesting period of the stock option. During the years ended June 30, 1998 and 1999, the Company recognized $51,600 and $32,500, respectively, in stock based compensation expense.

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

In December 1997, the stockholders approved the Company's 1997 Equity Incentive Plan (the "1997 Plan") under which the Board, or a committee appointed for such purpose, may from time to time grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 1,100,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options generally vest 20% per year over a 5-year period. All options expire ten years from the date of grant. It is the Company's intention to grant options under the 1997 Plan principally to employees.

In April 1999, the Board approved the Company's 1999 Non-Officer Stock Option Plan (the "1999 Plan") under which the Board, or a committee appointed for such purpose, may from time to time grant nonstatutory options to eligible employees or consultants of the Company who are not officers or members of the Board to acquire up to an aggregate of 1,000,000 shares of common stock, in such numbers, under such terms and at such exercise prices as are determined by the Board or such committee. Options generally vest 25% per year over a 4-year period. All options expire ten years from the date of grant. It is the Company's intention to grant options under the Plan principally to employees.

The following option activity occurred in the years ended June 30, 1998 and 1999:

                                                                                    WEIGHTED AVERAGE
                                                             OPTIONS                 EXERCISE PRICE
                                                             -------                ---------------
FOR OPTIONS GRANTED AT LESS THAN FAIR
  MARKET VALUE ON THE DATE OF GRANT:

Outstanding as of July 1, 1997                               167,500                     $3.73
Granted
Exercised                                                     27,300                     $3.50
Canceled
                                                             -------
Balance, June 30, 1998                                       140,200                     $3.77
Granted
Exercised                                                     36,950                     $3.57
Canceled                                                       4,050                     $3.50
                                                             -------
Balance, June 30, 1999                                        99,200                     $3.78
                                                             =======

Exercisable at June 30, 1999                                  68,000                     $3.90
                                                             =======


                                                                                    WEIGHTED AVERAGE
                                                             OPTIONS                 EXERCISE PRICE
                                                             -------                ---------------
FOR OPTIONS GRANTED AT FAIR
  MARKET VALUE ON THE DATE OF GRANT:
Outstanding as of July 1, 1997                                78,000                     $4.90
Granted                                                      623,000                     $9.42
Exercised
Canceled                                                       7,500                     $9.50
                                                           ---------
Balance, June 30, 1998                                       693,500                     $8.96
Granted                                                      903,750                     $9.77
Exercised                                                     32,050                     $6.54
Canceled                                                      45,400                     $7.84
                                                           ---------
Balance, June 30, 1999                                     1,519,800                     $9.50
                                                           =========

Exercisable at June 30, 1999                                 153,183                     $7.73
                                                           =========

Weighted-average fair value of options
granted during the year at fair market value:
                   1999                                        $5.04
                                                           =========
                   1998                                        $3.62
                                                           =========

The weighted average remaining contractual life of options outstanding as of June 30, 1999 was 9.0 years.

The range of exercise prices for options outstanding as of June 30, 1999 was $2.50 to $13.00. Income tax benefits from the exercise of the stock options during the fiscal years ended June 30, 1998 and June 30, 1999 of $59,200 and $223,600, respectively, have been credited to additional paid in capital in the accompanying consolidated balance sheets.

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

                                                        June 30, 1998        June 30, 1999
                                                        -------------        ------------
Risk free interest rate                                        6.0%                 6.0%
Dividend Yield                                                None                  None
Volatility factor of
  of the expected market
  price of the Company's
   common stock                                               0.57                  0.60
Weighted- average expected
  life of each option                                      3 years               5 years

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of fair value of its employee stock options. For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expenses over the options vesting period. The Company's pro forma information for the years ended June 30, 1998 and 1999 follows:

                                                              1998                  1998
                                                              ----                  ----
Net income as reported                                      $1,014,100            $3,666,800
Net income-SFAS 123 adjusted                                  $743,300            $3,054,000
Earnings per share as reported:
              Basic                                              $0.28                 $0.59
              Diluted                                            $0.27                 $0.57
Earnings per share-SFAS 123 adjusted:
              Basic                                              $0.21                 $0.49
              Diluted                                            $0.20                 $0.47

WARRANTS

In connection with its initial public offering, the Company sold the representatives of the underwriters a warrant to purchase 85,000 shares of the Company's common stock at

$6.25 per share. During the year ended June 30, 1999, warrants to purchase 19,430 shares of the Company's common stock were exchanged into 10,790 shares of common stock. During the year ended June 30, 1998, warrants to purchase 65,570 shares of the Company's common stock were exchanged into 36,362 shares of common stock. The fair value of the common stock issued approximated the fair value of the warrants received.

In connection with the credit facility described in Note 5, the Company issued warrants to purchase 100,000 shares of its common stock at $9.00 per share to the financial institution and warrants to purchase 35,000 shares of its common stock at prices ranging from $9.36 to $12.65 to its independent financial advisors. The fair value of these warrants was estimated at $621,900 at the date of grant using a Black-Scholes pricing model with the assumptions described above. The fair value of the warrants has been reflected as deferred financing costs and additional paid in capital in the accompanying balance sheets.

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its facilities and certain equipment under noncancelable operating leases subject to scheduled rent increases. The leases expire at various dates through December 2003.

Future minimum annual lease payments as of June 30, 1999 are as follows:

                          Year Ending
                            June 30,
                            -------
                             2000      $1,097,500
                             2001         995,200
                             2002         890,800
                             2003         705,900
                             2004         124,200
                                       ----------
                             Total     $3,813,600
                                       ==========

Rent expense under operating lease agreements aggregated approximately $230,100 and $907,600 for the years ended June 30, 1998 and 1999, respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

EMPLOYMENT AGREEMENTS

The Company has employment agreements with key employees of the Company, which expire at various dates through August 2004. Some of the agreements provide for incentive bonuses which are payable if specified management goals are attained.

Future annual minimum payments under the employment agreements as of June 30, 1999 are as follows:

                     Year Ending
                       June 30,
                     -----------
                        2000                           $ 2,939,600
                        2001                             2,093,700
                        2002                             1,292,900
                        2003                               385,000
                        2004                               200,000
                        2005                                33,300
                                                       -----------
                        Total                          $ 6,944,500
                                                       ===========

8.   RELATED PARTY TRANSACTIONS

In connection with the acquisitions of Posnet, CCI, RGB and Jade described in
Note 3, the Company assumed certain debt payable of $835,000 to former shareholders of the acquired entities and current shareholders of the Company. All of such debt was repaid prior to June 30, 1999.

9.       SEGMENT INFORMATION

In 1999, the Company adopted SFAS 131. The 1998 segment information has been restated to conform to the 1999 presentation. The Company's three reportable segments are as follows:

       (1) Research and development- provides all research and development activities for the other business segments.
       (2) Hardware products- designs, manufactures and markets open system touchscreen point-of-sale (POS) network-ready hardware systems. These systems can be sold on a stand-alone basis or integrated as part of an end-to-end solution.
       (3) Solutions- provides retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the point-of-sale (POS) cash register terminal to the back office to an organization's headquarters.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies". Segment data includes intersegment revenues. The Company does not allocate corporate-headquarters costs or research and development costs to the operating segments. Resources for research and development are allocated based on budgets. The Company evaluates the performance of its segments and allocates resources to them based on net income/loss.

The table below presents information about reportable segments for the years ended June 30:

                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1998
 SALES                                              $19,590,000       $10,968,700     $30,558,700
 NET INCOME                        $(567,700)        $1,774,400          $583,200      $1,789,900
 TOTAL ASSETS                                       $17,118,700        $5,412,600     $22,531,300


                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1999
 SALES                                              $39,687,400       $36,184,300     $75,871,700
 NET INCOME                        $(927,600)        $4,394,200        $1,701,800      $5,168,400
 TOTAL ASSETS                                       $56,519,900       $19,287,700     $75,807,600


A reconciliation of total segment sales to total consolidated sales and of total segment net income to total consolidated net income for the years ended June 30, 1998 and 1999 is as follows:

                  SALES
                                                            1998                 1999
                  Total segment sales                    $30,558,700          $75,871,700
                  Elimination of intersegment sales          912,600            3,112,900
                                                         -----------          -----------
                  Consolidated sales                     $29,646,100          $72,758,800
                                                         ===========          ===========


                  Net Income
                  Total segment net income                $1,789,900           $5,168,400
                  Elimination of intersegment
                   gross profit net of income taxes         (201,300)            (366,200)
                  Elimination of non-segment
                   expenses, net of income taxes            (574,500)          (1,135,400)
                                                         -----------          -----------
                  Consolidated net income                 $1,014,100           $3,666,800
                                                         ===========          ===========

 Specified items included in segment profit/loss for the years ended June 30:

                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1998
 INTEREST EXPENSE                                      $100,900           $14,100        $115,000
 DEPRECIATION AND
   AMORTIZATION EXPENSE                                $120,600          $234,300        $354,900
 INCOME TAX EXPENSE
   (BENEFIT)                       $(306,300)        $1,005,300          $304,600      $1,003,600
  EXPENDITURES FOR
   ADDITIONS TO
   LONG-LIVED ASSETS                                 $1,199,600        $6,996,700      $8,196,300


                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1999
 Interest expense                                      $542,000          $125,400        $667,400
 DEPRECIATION AND
   AMORTIZATION EXPENSE                                $406,900          $811,600      $1,218,500
 INCOME TAX EXPENSE                $(408,500)        $2,001,700        $1,128,700      $2,721,900
  EXPENDITURES FOR
   ADDITIONS TO
   LONG-LIVED ASSETS                                 $1,469,700       $17,059,400     $18,529,100


Revenues and long-lived asset information by geographic area as of and for the years ended June 30:

                                 UNITED
                                 STATES             EUROPE              ASIA            AUSTRALIA          TOTAL
          1998

 REVENUES                         $28,749,700          $724,100             $88,300           $84,000     $29,646,100

 LONG-LIVED ASSETS                 $8,331,200            $5,900             $19,800           $26,000      $8,382,900


                                 UNITED
                                 STATES             EUROPE              ASIA            AUSTRALIA          TOTAL
          1999

 REVENUES                         $47,969,500       $21,824,800          $1,536,200        $1,428,300     $72,758,800


LONG-LIVED ASSETS                 $23,803,700        $6,254,900            $397,800           $43,800     $30,500,200

10.   SUBSEQUENT EVENTS

In August 1999, the Company acquired all of the outstanding capital stock of RCS. RCS implements, operates and supports packaged software applications for the restaurant industry. The aggregate purchase price for the RCS capital stock consisted of $3,033,100 in cash. The Company may be required to pay an additional $1,516,600 in cash and issue shares of its common stock with a market value of $1,516,600 based upon the cumulative net profits of RCS during the twenty four months ending August 31, 2001. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of RCS will be included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $3.0 million. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 10 years. The results of operations of RCS prior to August 1999 were not material.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT
------                -----------------------
3.1(1)          --    Registrant's Amended and Restated Certificate of
                      Incorporation.
3.2(1)          --    Certificate of Amendment of Amended and Restated
                      Certificate of Incorporation.
3.3(  )         --    Certificate of Amendment of Amended and Restated
                      Certificates of Incorporation
3.3(1)          --    Registrant's Amended and Restated Bylaws.
4.1(1)          --    Form of Common Stock Certificate of Registrant.
10.1(1)         --    Form of Indemnity Agreement entered into between the
                      Company and its directors and executive officers.
10.2(1)         --    1996 Stock Incentive Award Plan (the "1996 Plan").
10.3(1)         --    Form of Director Non-Qualified Stock Option Agreement
                      under the 1996 Plan.
10.4(1)         --    Form of Employee Non-Qualified Stock Option Agreement
                      under the 1996 Plan.
10.5(6)         --    1997 Equity Incentive Plan, as amended.
10.6(6)         --    Form of Incentive Stock Option Agreement under the 1997
                      Plan.
10.7(6)         --    Form of Nonstatutory Stock Option Agreement under the 1997
                      Plan.
10.8(1)         --    Employment Agreement dated August 19, 1996 by and between
                      the Company and Richard P. Stack.
10.9(1)         --    Employment Agreement dated August 19,1996 by and between
                      the Company and C. Norman Campbell.
10.10(6)        --    Employment Agreement dated January 1, 1998 by and between
                      CCI Group, Inc. and Robert Nichols.
10.11(6)        --    Standard Industrial/Commercial Multi-Tenant Lease-Modified
                      Net dated January 27, 1998 by and between the Company and
                      BRS-Campo Investment Company LP.
10.12(1)        --    Standard Industrial/Commercial Single-Tenant Lease-Gross
                      dated October 19, 1995 by and between the Company and
                      Robert P. Peebles Trust, dated April 11, 1979.
10.13(2)        --    Standard Sublease dated September 9, 1997 by and between
                      the Company, D. Howard Lewis and William R. Miller.
10.14(6)              The Business Center Office/Warehouse Lease dated April 4,
                      1997 by and between CCI Group, Inc and Nooney Krombech
                      Company.
10.15(2)        --    Distributor Agreement dated March 14, 1997 by and between
                      the Company and ScanSource, Inc.
10.16(6)        --    Loan and Security Agreement dated June 8, 1998 by and
                      among the Company, CCI Group, Inc., Posnet Computers, Inc.
                      and Finova Capital Corporation and related Secured
                      Promissory Note, Pledge Agreement and Secured Continuing
                      Corporate Guaranty.
10.17(6)        --    Form of Warrant issued by the Company in favor of Finova
                      Capital Corporation.
10.18(8)        --    Second and Third Amendments to Loan and Security
                      Agreement dated December 15, 1998 and
                      January 10, 1999, respectively, by and among the Company,
                      CCI Group, Inc., Posnet Computers, Inc. and FINOVA Capital
                      Corporation and related Security Promissory Note, Pledge
                      Agreement and Secured Continuing Corporate Guaranty.
10.19(7)        --    Stock Purchase Agreement, dated April 23, 1999 by and
                      among Javelin Systems, Inc., Dynamic Technologies, Inc.,
                      SB Holdings, Inc., John Biglin, Denise Biglin and John
                      Seitz.
10.20           --    1999 Non-Officer Stock Option Plan.
10.21           --    Form of non-qualified stock option agreement under the
                      1999 Non-Officer Stock Option Plan.
10.22           --    Form of 1999 Plan Stock Option Grant Notice.
21.1            --    Subsidiaries
23.1            --    Consent of PricewaterhouseCoopers LLP, independent
                      accountants.
23.2            --    Consent of Cooley Godward LLP. Reference is made to
                      Exhibit 5.1.
24.1            --    Power of Attorney. Reference is made to page 32.
27.1            --    Financial Data Schedule.

----------
* to be filed by Amendment

(1) Filed as a exhibit to the Company's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.

(2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1997 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K dated December 30, 1997 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Current Report on Form 8-K/A dated March 4, 1998 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1998 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Annual Report on Form 10_KSB for the fiscal year ended June 30, 1998 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed May 3, 1999, and incorporated herein by reference.
(8) Filed as an exhibit to the Company's Quarterly report on Form 10-QSB for the quarter ended December 31, 1998 and incorporated herein by reference.