Form 10KSB/A
period 1999-06-30
JAVELIN SYSTEMS INC
filed 1999-10-27
CIK 1021917

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

            AMENDMENT TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


                                   MANAGEMENT

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of the Company and their ages are as follows:

Name                        Age     Position
----                        ---     --------
Richard P. Stack (1)        34      President, Chief Executive Officer and Director

Robert D. Nichols (2)       46      Vice President, Sales and Marketing,
                                    President, CCI Group, Inc. and Director

C. Norman Campbell          45      Vice President, Engineering

Horace M. Hertz             50      Chief Financial Officer and Secretary

Andrew F. Puzder(1)(2)      45      Director

Jay L. Kear(1)(2)           62      Director

----------------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.


DIRECTORS CONTINUING IN OFFICE UNTIL THE 1999 ANNUAL MEETING

RICHARD P. STACK, age 34, has been President, Chief Executive Officer and a director of the Company since the Company's inception in September 1995.
Prior to that time, from 1991 through September 1995, Mr. Stack was Managing Director of Hi-Technology Supply, a manufacturer and distributor of personal computers and components located in South Africa, which he founded and grew to approximately $6 million in annual sales and 15 employees prior to its sale to a South Africa-based personal computer and component manufacturing company. From 1988 through 1991, Mr. Stack was employed by Pan[cad 220]American Airlines in technical management positions. Mr. Stack holds a B.A. degree from the University of California at Berkeley.

ROBERT NICHOLS, age 46, has been Vice President, Sales and Marketing, and a director of the Company since April 1998, and has been President of CCI Group, Inc. since its inception in 1992. Prior to that time, from 1991 to 1992, Mr. Nichols served as Director of Sales and Marketing for DP-Tek, Inc., an electronic components manufacturer and systems integrator. From 1985 through 1991, Mr. Nichols served in various sales and marketing positions, most recently as Sales Manager, Quick Service Restaurants, for Unisys Corporation, a publicly-traded computer and information systems provider. Mr. Nichols holds an Associates Degree from the State University of New York and B.S. and M.B.A. degrees from the University of Missouri.

C. NORMAN CAMPBELL, age 45, has been Vice President, Engineering, of the Company since its inception in September 1995. Mr. Campbell also served as director of the Company from its inception through May 1998. Prior to that time, from 1991 through September 1995, Mr. Campbell served in various engineering management positions, including Director of Research and Development, Singapore, for Advanced Logic Research, a publicly-traded high-end file server manufacturing company. From 1984 to 1991, Mr. Campbell also acted as consultant to the computer industry with such companies as Intel, ITT, Orange Micro Inc. and IBC (UK).

HORACE M. HERTZ, age 50, has been Chief Financial Officer of the Company since November 1997. Prior to that time, from 1996 to 1997, Mr. Hertz acted as financial consultant for various companies. From October 1995 to December 1995, Mr. Hertz was the Chief Financial Officer of Access Healthnet, Inc., an entity that declared bankruptcy in December 1995. From 1991 to 1995, Mr.
Hertz was a partner of Corbin & Wertz, a CPA firm specializing in publicly[cad 220]held companies. From 1974 to 1991, Mr. Hertz was a partner of Deloitte & Touche LLP. Mr. Hertz holds a masters degree in mathematics from the University of California at Irvine.

DIRECTOR CONTINUING IN OFFICE UNTIL THE 2000 ANNUAL MEETING

There are currently two vacancies in the class of directors to be elected at the 2000 Annual Meeting of Stockholders. The Board intends to identify and elect at least one qualified person to fill such vacancies prior to the 2000 Annual Meeting.

DIRECTORS CONTINUING IN OFFICE UNTIL THE 2001 ANNUAL MEETING

JAY L. KEAR, age 62, was elected as a director of the Company in August 1996. Since 1988, Mr. Kear has represented Stack Enterprises in working with and investing in high technology companies. From 1988 through 1993, Mr. Kear also engaged in similar work for the Noorda Family Trust. Prior to 1988, Mr. Kear held various sales, marketing, engineering, and general management positions with private and public companies in the high technology sector. Mr. Kear received a B.S. degree from the University of Southern California.

ANDREW F. PUZDER, age 49, was elected as a director of the Company in November 1996. Mr. Puzder is currently Executive Vice President of Irvine-based Fidelity National Financial, Inc., Executive Vice President and General Counsel of CKE Restaurants, Inc., Chief Executive Officer and a director of Santa Barbara Restaurants Group, and a director of Checkers Drive-In Restaurants, Inc. He is also a partner on leave at the law firm of Stradling, Yocca, Carlson & Rauth. Mr. Puzder received his J. D. from the Washington University School of Law.


To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1999, all officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements applicable to them; except that one report, covering one transaction, was filed late by each of Messrs. Stack, Hertz, Nichols and Campbell, respectively.

ITEM 10:   EXECUTIVE COMPENSATION.

Compensation of Directors

The members of the Board do not receive any cash compensation for their service as a director, but are eligible for reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

Further, each non-employee director of the Company is to be granted options to purchase 30,000 shares of the Company's Common Stock pursuant to the terms of the Company's stock option plan then in effect for services rendered as a director of the Company. During the last fiscal year, the Company did not grant options to its non-employee directors. As of September 15, 1999 no non-employee director had exercised any options.

Compensation Of Executive Officers

The following table shows for the fiscal year ended June 30, 1999, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and the three other most highly compensated executive officers who earned more than $100,000 in the fiscal year ended June 30, 1999
(collectively, the "Named Executive Officers"):

Summary Compensation Table


                                                                                  Long-Term
                                                    Annual Compensation      Compensation Awards
                                                    -------------------      -------------------
                                                    Salary        Bonus           Securities
Name and Principal Position               Year       ($)           ($)        Underlying Options
---------------------------               ----    ----------   ----------    -------------------
Richard P. Stack........................  1999    $187,887        --                75,000
President, Chief Executive Officer        1998    $105,508        --                50,000
and Director                              1997    $ 87,958        --                  --

Robert D. Nichols.......................  1999    $ 37,500      $152,909            75,000
Vice President, Sales and Marketing,      1998    $ 73,250      $ 87,500             5,000
President, CCI Group, Inc. and Director

Horace M. Hertz.........................  1999    $143,333      $ 20,000           110,000
Chief Financial Officer                   1998    $ 65,215         --               55,000

C. Norman Campbell......................  1999    $149,995         --               75,000
Vice President, Engineering               1998    $107,593         --               30,000
                                          1997    $ 90,415         --                 --


               Option Grants in Last Fiscal Year

The following table sets forth each grant of stock options made during the fiscal year ended June 30, 1999 to each of the Named Executive Officers:


                                        Individual Grants
                      --------------------------------------------------------------------
                                           % of Total
                         Number of          Options
                         Securities        Granted to         Exercise or     Market Price
                     Underlying Options   Employees in        Base Price       on Date of        Expiration
Name                     Granted(1)      Fiscal Year(2)         ($/Sh)            Grant             Date
------               ------------------  --------------       -----------     ------------       ----------
Richard Stack             75,000              8.3%            $  8.75         $  8.75             11/10/08

Robert D. Nichols         75,000              8.3%            $  8.75         $  8.75             11/10/08

Horace M. Hertz           75,000              8.3%            $  8.75         $  8.75             11/10/08
                          45,000              5.0%            $ 10.875        $ 10.875             7/10/08

C. Norman Campbell        75,000              8.3%            $  8.75         $  8.75             11/10/08

------------------
(1) The options referenced above become exercisable over a 4-year period with 25% vesting one year from the date of grant and 25% of the remaining shares vesting yearly thereafter.

(2) Based on options to purchase 903,750 shares granted to employees in the fiscal year ended June 30, 1999, including the Named Executive Officers.

               Aggregated Fiscal Year-End Option Values

There were no option exercises by the Named Executive Officers during the fiscal year ended June 30, 1999. The following table sets forth information with respect to the number and value of securities underlying unexercised options held by the Named Executive Officers as of June 30, 1999:

                                       Number of
                                 Securities Underlying       Value of Unexercised
                                  Unexercised Options        In-the-Money Options
                                 at Fiscal Year-End(1)       at Fiscal Year-End(2)
                             ---------------------------   ---------------------------
Name                         Exercisable   Unexercisable   Exercisable   Unexercisable
----------                   -----------   -------------   -----------   -------------
Richard P. Stack..........     10,000        115,000         $36,250       $407,500

Robert D. Nichols.........      1,000         79,000         $ 3,563       $276,750

Horace M. Hertz...........     18,333        156,667         $66,457       $457,243

C. Norman Campbell........      7,500         97,500         $27,188       $344,063

------------------
(1) Includes both "in-the-money" and "out-of-the-money" options.
    "In-the-money" options are options with exercise prices below the market price of the Company's Common Stock.

(2) Based on the fair market value of the Common Stock as of June 30, 1999. Amounts reflected are based on the fair market value minus the exercise price and do not indicate that the optionee sold such stock.


                           Employment Agreements

The Company and Richard P. Stack entered into an Employment Agreement dated August 19, 1996 (the "Stack Employment Agreement"). The Stack Employment Agreement expired on August 19, 1999 and was not renewed. The Stack Employment Agreement provided for payment to Mr. Stack of an annual salary of $95,000 from January 1, 1997 through December 31, 1997 and $105,000 from and after January 1, 1998. On April 1, 1998, Mr. Stack's annual salary was increased to $150,000. During the 1999 fiscal year, Mr. Stack's annual salary was increased to $200,000. In addition to his salary, Mr. Stack was reimbursed for all reasonable and necessary travel and other business expenses incurred in connection with the performance of his duties. The Company was also obligated to pay the premium for a life insurance policy insuring Mr. Stack's life providing for death benefits of up to $750,000 to the named beneficiary of the policy. During the term of the Stack Employment Agreement, if Mr. Stack's employment with the Company was terminated for cause (as defined in the Stack Employment Agreement), Mr. Stack would have been entitled to receive his base salary through the date of termination. During the term of the Stack Employment Agreement, if Mr. Stack's employment with the Company was terminated without cause, he would have been entitled to receive payment of his base salary for the greater of (i) the remaining term of the Stack Employment Agreement, or (ii) one (1) year from the date of termination.

The Company and C. Norman Campbell entered into an Employment Agreement dated August 19, 1996 (the "Campbell Employment Agreement"). The Campbell Employment Agreement expired on August 19, 1999 and was not renewed. The Campbell Employment Agreement provided for payment to Mr. Campbell of an annual salary of $95,000 from January 1, 1997 through December 31, 1997 and $105,000 from and after January 1, 1998. On April 1, 1998, Mr. Campbell's annual salary was increased to $130,000. During the 1999 fiscal year, Mr. Campbell's annual salary was increased to $150,000. In addition to his salary, Mr. Campbell was reimbursed for all reasonable and necessary travel and other business expenses incurred in connection with the performance of his duties. The Company was also obligated to pay the premium for a life insurance policy insuring Mr. Campbell's life providing for death benefits of up to $750,000 to the named beneficiary of the policy. During the term of the Campbell Employment Agreement, if Mr. Campbell's employment with the Company was terminated for cause (as defined in the Campbell Employment Agreement), Mr. Campbell would have been entitled to receive his base salary through the date of termination. During the term of the Campbell Employment Agreement, if Mr. Campbell's employment with the Company was terminated without cause, he would have been entitled to receive payment of his base salary for the greater of (i) the remaining term of the Campbell Employment Agreement, or
(ii) one year from the date of termination.


CCI Group, Inc., a wholly-owned subsidiary of the Company ("CCI"), and Robert Nichols entered into an Employment Agreement dated January 1, 1998 (the "Nichols Employment Agreement"). The Nichols Employment Agreement expires on December 31, 2002 and provides for payment to Mr. Nichols of an annual base salary of $100,000. Mr. Nichols is also entitled to a quarterly bonus of $6,250 and a year-end bonus of approximately $31,750, subject to adjustment based on CCI's profitability for the applicable fiscal year. In addition to his base salary and bonuses, Mr. Nichols is also reimbursed for all reasonable and necessary travel and other business expenses incurred in connection with the performance of his duties. If Mr. Nichols' employment with CCI is terminated for cause (as defined in the Nichols Employment Agreement) or in the event of a voluntary termination of employment by Mr. Nichols following a change in control (as defined in the Nichols Employment Agreement), Mr. Nichols will be entitled to his base salary through the date of termination. If Mr. Nichols is terminated without cause (as defined in the Nichols Employment Agreement), then Mr. Nichols will be entitled to a lump sum equal to Mr. Nichol's annual base salary.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 15, 1999, by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each Named Executive Officer, (iii) each of the Company's directors, and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.


                                                  Amount and Nature
                                                    of Beneficial
                                                      Ownership
                                                 ---------------------
Name and Address of Beneficial Owner(1)(2)       Number        Percent
------------------------------------------      --------       -------
Richard P. Stack(3)                             706,791          7.9%
Robert D. Nichols(4)                            403,783          4.5
C. Norman Campbell(5)                           281,884          3.2
Jay L Kear(6)                                    41,000            *
Andrew F. Puzder(7)                              25,000            *
Horace M. Hertz(8)                               49,833            *
All Executive Officers and Directors as a
group(6 persons)(9)                           1,305,941         16.6

------------------
* Less than one percent

(1) All persons listed above have an address c/o the Company's principal executive offices at 17891 Cartwright Road, Irvine, CA 92614.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 8,894,803 shares of Common Stock outstanding as of September 15, 1999.

(3) Includes 9,700 shares owned by Mr. Stack's children and 62,000 shares owned by Mr. Stack's mother. Also includes 31,250 shares subject to options exercisable within 60 days of September 15, 1999.

(4) Includes 12,600 shares owned by Mr. Nichols' children. Also includes 19,750 shares subject to options exercisable within 60 days of September 15, 1999.

(5) Includes 26,250 shares subject to options exercisable within 60 days of September 15, 1999.

(6) Includes 5,000 shares held by the Jay Louis Kear family Trust of which Mr. Kear is the trustee and 12,000 shares owned by an individual retirement account of which Mr. Kear is the trustee. Also includes 24,000 shares subject to options exercisable within 60 days of September 15, 1999.

(7) Includes 24,000 shares subject to options exercisable with 60 days of September 15, 1999.

(8) Includes 1,500 shares held by GAK Limited, a partnership of which Mr. Hertz is a general partner. Also includes 48,333 shares subject to options exercisable with 60 days of September 15, 1999.

(9) Includes 173,583 shares subject to options exercisable within 60 days of September 15, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                      CERTAIN TRANSACTIONS

On September 25, 1999, the Company loaned $80,000 to Andrew Puzder, a director of the Company, at an interest rate of 6% per year for personal reasons. Mr. Puzder's options to purchase 30,000 shares of the Company's Common Stock serve as collateral for such loan.

On December 22, 1997, the Company issued 557,500 shares of the Company's Common Stock to Robert Nichols, Executive Vice President, Sales and Marketing, and a Director of the Company, for his entire interest in CCI in connection with the purchase by the Company of all the outstanding capital stock of CCI. In connection with the acquisition of CCI, the Company also assumed a note payable to Mr. Nichols with a balance of approximately $185,000 (the "Nichols Note"). In February 1998, the Company repaid to Mr. Nichols the principal amount and all accrued interest outstanding under the Nichols Note.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.  See Exhibit Index below

         (b) The Company filed a Current Report on Form 8-K May 3, 1999 related to the acquisition of Dynamic Technologies, Inc. and SB Holdings, Inc.

EXHIBIT
NUMBER             DESCRIPTION OF DOCUMENT
------             ------------------------
3.1(8)       --    Registrant's Amended and Restated Certificate of
                   Incorporation.

3.2(1)       --    Registrant's Amended and Restated Bylaws.

4.1(1)       --    Form of Common Stock Certificate of Registrant.

10.1(1)      --    Form of Indemnity Agreement entered into between the Company and its directors and executive officers.

10.2(1)      --    1996 Stock Incentive Award Plan (the "1996 Plan").

10.3(1)      --    Form of Director Non-Qualified Stock Option Agreement under the 1996 Plan.

10.4(1)      --    Form of Employee Non-Qualified Stock Option Agreement under the 1996 Plan.

10.5(6)      --    1997 Equity Incentive Plan, as amended.

10.6(6)      --    Form of Incentive Stock Option Agreement under the 1997 Plan.

10.7(6)      --    Form of Nonstatutory Stock Option Agreement under the 1997
                   Plan.

10.8(1)      --    Employment Agreement dated August 19, 1996 by and between the
                   Company and Richard P. Stack.

10.9(1)      --    Employment Agreement dated August 19,1996 by and between the
                   Company and C. Norman Campbell.

10.10(6)     --    Employment Agreement dated January 1, 1998 by and between CCI
                   Group, Inc. and Robert Nichols.

10.11(6)     --    Standard Industrial/Commercial Multi-Tenant Lease-Modified
                   Net dated January 27, 1998 by and between the Company and
                   BRS-Campo Investment Company LP.

10.12(1)     --    Standard Industrial/Commercial Single-Tenant Lease-Gross
                   dated October 19, 1995 by and between the Company and Robert
                   P. Peebles Trust, dated April 11, 1979.

10.13(2)     --    Standard Sublease dated September 9, 1997 by and between the
                   Company, D. Howard Lewis and William R. Miller.

10.14(6)     --    The Business Center Office/Warehouse Lease dated April 4,
                   1997 by and between CCI Group, Inc and Nooney Krombech
                   Company.

10.15(2)     --    Distributor Agreement dated March 14, 1997 by and between
                   the Company and ScanSource, Inc.

10.16(6)     --    Loan and Security Agreement dated June 8, 1998 by and
                   among the Company, CCI Group,

                    Inc., Posnet Computers, Inc. and Finova Capital Corporation and
                    related Secured Promissory Note, Pledge Agreement and Secured
                    Continuing Corporate Guaranty.

10.17(6)      --    Form of Warrant issued by the Company in favor of Finova
                    Capital Corporation.

10.18(8)      --    Second and Third Amendments to Loan and Security Agreement
                    dated December 15, 1998 and January 10, 1999, respectively, by and among the Company, CCI Group, Inc., Posnet Computers,
                    Inc. and FINOVA Capital Corporation and related Security
                    Promissory Note, Pledge Agreement and Secured Continuing
                    Corporate Guaranty.

10.19(7)      --    Stock Purchase Agreement, dated April 23, 1999 by and
                    among Javelin Systems, Inc., Dynamic Technologies, Inc.,
                    SB Holdings, Inc., John Biglin, Denise Biglin and John
                    Seitz.

10.20*        --    1999 Non-Officer Stock Option Plan.

10.21*        --    Form of non-qualified stock option agreement under the
                    1999 Non-Officer Stock Option Plan.

10.22*        --    Form of 1999 Plan Stock Option Grant Notice.

21.1*         --    Subsidiaries

23.1          --    Consent of PricewaterhouseCoopers LLP, independent
                    accountants.

24.1          --    Power of Attorney. Reference is made to page 32 of Form
                    10-KSB filed on October 1, 1999.

27.1*         --    Financial Data Schedule.

----------
* Previously filed

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

                                        Javelin Systems, Inc.



Date: October 26, 1999             By:  /s/ Horace Hertz
                                      ----------------------------------------
                                        Horace Hertz
                                        Chief Financial Officer

      Signature                                                Title                             Date
      ---------                                                -----                             ----

/s/ *                                                     President, Chief Executive           October 26, 1999
------------------------------------                      Officer, Director
Richard P. Stack                                          (PRINCIPAL EXECUTIVE OFFICER)


/s/ Horace Hertz                                          Chief Financial Officer              October 26, 1999
------------------------------------                      (PRINCIPAL FINANCIAL AND
Horace Hertz                                              ACCOUNTING OFFICER)


/s/ *                                                     Director                             October 26, 1999
------------------------------------
Steven J. Goodman


/s/ *                                                     Director                             October 26, 1999
------------------------------------
Jay L. Kear


/s/ *                                                     Director                             October 26, 1999
------------------------------------
Andrew F. Puzder


/s/ *                                                     Director                             October 26, 1999
------------------------------------
Robert Nichols


*By: /s/ Horace Hertz
------------------------------------
     Horace Hertz
     Attorney-In-Fact


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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                DESCRIPTION OF DOCUMENT
------                -----------------------
3.1(8)          --    Registrant's Amended and Restated Certificate of
                      Incorporation.
3.2(1)          --    Registrant's Amended and Restated Bylaws.
4.1(1)          --    Form of Common Stock Certificate of Registrant.
10.1(1)         --    Form of Indemnity Agreement entered into between the
                      Company and its directors and executive officers.
10.2(1)         --    1996 Stock Incentive Award Plan (the "1996 Plan").
10.3(1)         --    Form of Director Non-Qualified Stock Option Agreement
                      under the 1996 Plan.
10.4(1)         --    Form of Employee Non-Qualified Stock Option Agreement
                      under the 1996 Plan.
10.5(6)         --    1997 Equity Incentive Plan, as amended.
10.6(6)         --    Form of Incentive Stock Option Agreement under the 1997
                      Plan.
10.7(6)         --    Form of Nonstatutory Stock Option Agreement under the 1997
                      Plan.
10.8(1)         --    Employment Agreement dated August 19, 1996 by and between
                      the Company and Richard P. Stack.
10.9(1)         --    Employment Agreement dated August 19,1996 by and between
                      the Company and C. Norman Campbell.
10.10(6)        --    Employment Agreement dated January 1, 1998 by and between
                      CCI Group, Inc. and Robert Nichols.
10.11(6)        --    Standard Industrial/Commercial Multi-Tenant Lease-Modified
                      Net dated January 27, 1998 by and between the Company and
                      BRS-Campo Investment Company LP.
10.12(1)        --    Standard Industrial/Commercial Single-Tenant Lease-Gross
                      dated October 19, 1995 by and between the Company and
                      Robert P. Peebles Trust, dated April 11, 1979.
10.13(2)        --    Standard Sublease dated September 9, 1997 by and between
                      the Company, D. Howard Lewis and William R. Miller.
10.14(6)              The Business Center Office/Warehouse Lease dated April 4,
                      1997 by and between CCI Group, Inc and Nooney Krombech
                      Company.
10.15(2)        --    Distributor Agreement dated March 14, 1997 by and between
                      the Company and ScanSource, Inc.
10.16(6)        --    Loan and Security Agreement dated June 8, 1998 by and
                      among the Company, CCI Group, Inc., Posnet Computers, Inc.
                      and Finova Capital Corporation and related Secured
                      Promissory Note, Pledge Agreement and Secured Continuing
                      Corporate Guaranty.
10.17(6)        --    Form of Warrant issued by the Company in favor of Finova
                      Capital Corporation.
10.18(8)        --    Second and Third Amendments to Loan and Security
                      Agreement dated December 15, 1998 and
                      January 10, 1999, respectively, by and among the Company,
                      CCI Group, Inc., Posnet Computers, Inc. and FINOVA Capital
                      Corporation and related Security Promissory Note, Pledge
                      Agreement and Secured Continuing Corporate Guaranty.
10.19(7)        --    Stock Purchase Agreement, dated April 23, 1999 by and
                      among Javelin Systems, Inc., Dynamic Technologies, Inc.,
                      SB Holdings, Inc., John Biglin, Denise Biglin and John
                      Seitz.
10.20*          --    1999 Non-Officer Stock Option Plan.
10.21*          --    Form of non-qualified stock option agreement under the
                      1999 Non-Officer Stock Option Plan.
10.22*          --    Form of 1999 Plan Stock Option Grant Notice.
21.1*           --    Subsidiaries
23.1            --    Consent of PricewaterhouseCoopers LLP, independent
                      accountants.
24.1            --    Power of Attorney. Reference is made to page 32 of Form
                      10-KSB filed on October 1, 1999.
27.1*           --    Financial Data Schedule.

----------
* Previously filed

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