Form 10-Q
period 1999-09-30
JAVELIN SYSTEMS INC
filed 1999-11-12
CIK 1021917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        Commission File Number 000-21477

                              Javelin Systems, Inc.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                        52-1945748
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       identification number)

          17891 Cartwright Road
           Irvine, California                                      92614
(Address of principal executive offices)                        (Zip Code)

                                 (949) 440-8000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 1999, there were 8,894,803 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                             JAVELIN SYSTEMS, INC.
                                          CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,             JUNE 30,
                                                                          1999                    1999*
                                                                   --------------------    --------------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                       $       4,410,500       $       5,641,500
   Investments in securities                                               4,594,800               7,472,000
   Accounts receivable - net                                              18,744,800              16,000,200
   Inventories                                                            15,075,900              14,565,700
   Deferred income taxes                                                     530,900                 530,900
   Other current assets                                                    1,166,600                 823,500
                                                                   --------------------    --------------------
     Total current assets                                                 44,523,500              45,033,800

   Property and equipment, net                                             4,408,400               2,861,400
   Excess of cost over net assets of purchased businesses                 30,071,100              27,021,200
   Deferred financing costs                                                  542,300                 617,600
   Other assets, net                                                         248,800                 273,600
                                                                   --------------------    --------------------
     Total assets                                                  $      79,794,100       $      75,807,600
                                                                   --------------------    --------------------
                                                                   --------------------    --------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
     Line of credit                                                $       2,876,900       $       2,056,600
     Accounts payable                                                      9,548,200               7,681,800
     Accrued expenses                                                      2,088,600               2,446,200
     Current maturities of long-term debt                                    300,000                 300,000
     Customer deposits                                                         2,700                   2,700
     Deferred maintenance revenues                                         1,091,700                 397,500
     Income taxes payable                                                  1,192,600               1,517,400
                                                                   --------------------    --------------------
       Total current liabilities                                          17,100,700              14,402,200
                                                                   --------------------    --------------------

   Deferred rent expense                                                      25,000                  21,000
   Long-term debt, net of current portion                                  2,269,400               1,774,000

   Stockholders' equity:
     Preferred stock, $0.01 par value:
        authorized shares--1,000,000
        issued and outstanding shares--none                                      ---                     ---
     Common stock, $0.01 par value:
        authorized shares--20,000,000
        issued and outstanding shares--8,894,803 at September 30,
          1999, and 8,887,203 at June 30, 1999                                88,900                  88,900
     Additional paid in capital                                           55,869,200              55,800,700
     Deferred compensation                                                                            (6,700)
     Retained earnings                                                     4,398,400               3,799,700
     Accumulated other comprehensive income (loss)                            42,500                 (72,200)
                                                                   --------------------    --------------------
       Total stockholders' equity                                         60,399,000              59,610,400
                                                                   --------------------    --------------------
       Total liabilities and stockholders' equity                  $      79,794,100       $      75,807,600
                                                                   --------------------    --------------------
                                                                   --------------------    --------------------

*The balance sheet at June 30, 1999 has been derived from audited financial statements.


SEE ACCOMPANYING NOTES.                2

                              JAVELIN SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      SEPTEMBER 30,

                                                1999                 1998
                                          ----------------     ---------------
Revenues:
  Product sales                         $     13,457,700        $ 11,588,000
  Services                                     6,777,200           1,344,200
                                        -------------------     ---------------
Total revenues                                20,234,900          12,932,200
                                        -------------------     ---------------

Cost of revenues:
  Cost of product sales                        9,639,800           8,156,300
  Cost of services                             5,167,800           1,110,500
                                        -------------------     ---------------
Total cost of revenues                        14,807,600           9,266,800
                                        -------------------     ---------------
Gross profit                                   5,427,300           3,665,400
                                        -------------------     ---------------

Operating expenses:
     Research and development                    469,100             298,000
     Selling and marketing                     1,718,900             366,700
     General and administrative                2,116,400           1,975,700
                                        -------------------     ---------------
Total operating expenses                       4,304,400           2,640,400
                                        -------------------     ---------------

Income from operations                         1,122,900           1,025,000
Interest expense                                (133,200)           (234,500)
Other income (expense)                            (8,200)             28,100
                                        -------------------     ---------------
Income before income taxes                       981,500             818,600
Provision for income taxes                      (382,800)           (346,000)
                                        -------------------     ---------------
Net income                              $        598,700        $    472,600
                                        -------------------     ---------------
                                        -------------------     ---------------
Earnings per common share:
      Basic                             $           0.07        $       0.11
                                        -------------------     ---------------
                                        -------------------     ---------------
      Diluted                           $           0.07        $       0.11
                                        -------------------     ---------------
                                        -------------------     ---------------
Shares used in computing earnings per
 share:
      Basic                                    8,893,432          4,131,556
                                        -------------------     ---------------
                                        -------------------     ---------------
      Diluted                                  9,174,443          4,271,736
                                        -------------------     ---------------
                                        -------------------     ---------------


SEE ACCOMPANYING NOTES.                 3

                              JAVELIN SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         1999            1998
                                                                  ---------------- ------------------
OPERATING ACTIVITIES
Net income                                                      $        598,700    $       472,600
Adjustments to reconcile net income to net cash used
      in operating activities:
   Depreciation and amortization                                         385,100            181,600
   Amortization of goodwill                                              501,900             63,700
   Amortization of deferred compensation                                   6,700              9,200
   Deferred rent expense                                                   3,900
   Non-cash allowances                                                  (156,200)           117,200
   Changes in operating assets and liabilities, net of
    acquisitions:
         Accounts receivable                                          (2,252,800)        (2,323,900)
         Inventories                                                    (510,200)        (2,066,300)
         Other current assets                                           (262,400)          (338,900)
         Accounts payable                                              1,601,600          2,014,500
         Accrued expenses                                               (387,800)            53,900
         Income taxes payable                                           (324,800)           302,400
         Customer deposits                                                               (1,032,000)
         Deferred maintenance                                            281,800             75,200
                                                                -------------------------------------
     Net cash used in operating activities                              (514,500)        (2,470,800)
                                                                -------------------------------------

INVESTING ACTIVITIES
   Purchase of equipment                                                (641,200)          (308,700)
   Cash paid in connection with acquisitions                          (3,808,300)
   Investment in securities                                            2,877,200
   Other assets                                                           25,100           (185,100)
                                                                -------------------------------------
     Net cash used in investing activities                            (1,547,200)          (493,800)
                                                                -------------------------------------

FINANCING ACTIVITIES
   Net borrowings under line of credit                                   820,300          3,055,000
   Repayment of notes payable                                           (174,600)           (75,000)
   Deferred offering costs                                                                  (39,400)
   Exercise of stock options                                              68,500              8,900
                                                                -------------------------------------
     Net cash provided by financing activities                           714,200          2,949,500
                                                                -------------------------------------

   CUMULATIVE TRANSLATION ADJUSTMENT                                     116,500             15,100
                                                                -------------------------------------

    Net decrease in cash and cash equivalents                         (1,231,000)                 0
    Cash and cash equivalents at beginning of period                   5,641,500                  0
                                                                -------------------------------------
   Cash and cash equivalents at end of period                   $      4,410,500    $             0
                                                                -------------------------------------
                                                                -------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income tax paid                                              $        750,000    $        43,600
                                                                -------------------------------------
                                                                -------------------------------------
   Interest paid                                                $        131,200    $       159,400
                                                                -------------------------------------
                                                                -------------------------------------


SEE ACCOMPANYING NOTES.                 4

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

In November 1998, Javelin acquired all of the outstanding common stock of RGB and Jade. RGB and Jade are headquartered in England and provide complementary Wide Area Networking (WAN) products and services primarily to large retail, hospitality, and telecommunications companies.

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

In August 1999, the Company acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS") as described in Note 2. RCS implements, operates and supports packaged software applications for the restaurant industry.

Hereinafter, Javelin and its subsidiaries are referred to as the Company.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-KSB filed with the SEC.

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                     September 30,                June 30,
                                        1999                        1999
                                 --------------------        -------------------
        Raw materials            $     7,215,300             $      7,195,600
        Work-in-process                  666,500                      227,000
        Finished goods                 7,194,100                    7,143,100
                                 --------------------        -------------------

                                 $    15,075,900             $     14,565,700
                                 --------------------        -------------------
                                 --------------------        -------------------

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

The Company recorded $501,900 and $63,700 in goodwill amortization for the quarters ended September 30, 1999 and 1998, respectively.

EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the quarter ended December 31, 1997 and has restated all previously reported per share amounts to conform to the new presentation.

A reconciliation of basic and diluted EPS for the quarters ended September 30, 1999 and 1998 is as follows:

-------------------------------------------------------------------------------------------------------------------------------
                                                            Quarter Ended                           Quarter Ended
                                                          September 30, 1999                     September 30, 1998
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
                                                   BASIC               DILUTED              BASIC                 DILUTED
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------
Net income                                   $       598,700        $    598,700       $    472,600          $    472,600
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding                                     8,893,432           8,893,432          4,131,556             4,131,556
-------------------------------------------------------------------------------------------------------------------------------
Additional shares due to potential
   exercise of stock options                                             281,011                                  140,180
-------------------------------------------------------------------------------------------------------------------------------
   Diluted weighted average common shares
   outstanding                                     8,893,432           9,174,443          4,131,556             4,271,736
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Earnings per share                           $          0.07        $       0.07       $       0.11                  0.11
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $713,400 and $487,700 for the quarters ended September 30, 1999 and 1998, respectively. The primary difference from net income as reported is the change in the cumulative translation adjustment.

SEGMENT  INFORMATION

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information

2.  ACQUISITION OF RCS

In August 1999, the Company acquired all of the outstanding capital stock of RCS. RCS implements, operates and supports packaged software applications for the restaurant industry. The aggregate purchase price for the RCS capital stock consisted of $3,033,100 in cash. The Company may, in the future, be required to pay an additional $1,516,600 in cash and issue shares of its common stock with a market value of up to $1,516,600 based upon the cumulative net profits of RCS during the twenty four months ending August 31, 2001. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of RCS will be included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $3.0 million. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 10 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the unaudited consolidated financial statements included herein. The results of operations of RCS prior to August 1999 were not material.

3.  STOCKHOLDERS' EQUITY

During the three months ended September 30, 1999, 7,600 shares of common stock were issued upon the exercise of stock options with a weighted average exercise price of $9.76 per share.

4.  SEGMENT INFORMATION

In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The 1998 segment information has been restated to conform to the 1999 presentation. The Company's three reportable segments are as follows:

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

The table below presents information about reportable segments for the quarters ended September 30:

                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1999
 SALES                                            $ 9,463,000      $ 12,228,400    $ 21,691,400
 NET INCOME (LOSS)              $ (286,200)       $   703,600      $    336,000    $    753,400
 TOTAL ASSETS                                     $30,097,700      $ 49,696,400    $ 79,794,100

                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1998
 SALES                                           $ 10,041,900      $  4,489,500    $ 14,531,400
 NET INCOME (LOSS)              $ (172,800)      $    779,900      $     22,200    $    629,300
 TOTAL ASSETS                                    $ 14,437,300      $ 13,363,000    $ 27,800,300


A reconciliation of total segment sales to total consolidated sales and of total segment net income to total consolidated net income for the quarters ended September 30, 1999 and 1998 is as follows:

             SALES                                         1999              1998
             Total segment sales                      $ 21,691,400      $ 14,531,400
             Elimination of intersegment sales          (1,456,500)       (1,599,200)
                                                      ------------      ------------
             Consolidated sales                       $ 20,234,900      $ 12,932,200
                                                      ------------      ------------
                                                      ------------      ------------

             NET INCOME
             Total segment net income                 $    753,400      $    629,300
             Elimination of intersegment
                 gross profit net of income taxes           82,800            13,200
             Elimination of non-segment
               expenses, net of income taxes              (237,500)         (169,900)
                                                      ------------      ------------
                    Consolidated net income           $    598,700      $    472,600
                                                      ------------      ------------
                                                      ------------      ------------

Specified items included in segment profit/loss for the quarters ended September 30:

                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1999
 Interest expense                                    $119,900           $13,300        $133,200
 Depreciation
   and
   amortization expense                              $200,300          $686,700        $887,000
 Income tax expense
   (benefit)                     $(151,800)          $449,800          $214,800        $512,800
  Expenditures for
   additions to
   long-lived assets                                 $414,700        $3,771,800      $4,186,500

                              RESEARCH AND         HARDWARE
                              DEVELOPMENT          PRODUCTS         SOLUTIONS          TOTAL
          1998

 Interest expense                                   $211,300           $23,200        $234,500
 Depreciation
   and
   amortization expense                             $131,500          $113,800        $245,300

  Income tax expense            $(125,200)          $564,800           $16,100        $455,700
  Expenditures for
   additions to
   long-lived assets                                $209,200          $489,500        $698,700

Revenues and long-lived asset information by geographic area as of and for the quarters ended September 30:

                          UNITED
                          STATES             EUROPE              ASIA            AUSTRALIA          TOTAL
          1999
 Revenues                  $13,363,300        $5,920,500         $398,500          $552,600     $20,234,900

 Long-lived assets         $27,940,200        $6,249,900         $942,000          $138,500     $35,270,600

                          UNITED
                          STATES             EUROPE              ASIA            AUSTRALIA          TOTAL
          1998
 Revenues                  $11,092,400        $1,207,800         $293,800          $338,200     $12,932,200


Long-lived assets           $8,752,300           $32,200         $351,700           $39,400      $9,175,600

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Javelin Systems, Inc. (the "Company") designs, manufactures, and markets open system touchscreen point-of-sale ("POS") computers and provides POS systems integration services primarily for the foodservice and retail industries.

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The Company may experience significant fluctuations in future operating results due to a number of factors, including, among other things, the size and timing of individual orders; seasonality of revenues; employee hiring and retention, particularly with respect to sales and consulting personnel; lengthy sales and implementation cycles; reduction in demand for existing products and services and shortening of product life cycles; the timing of the introduction of products, product enhancements and services by the Company or its competitors; competition in pricing in the POS systems industry; market acceptance of new products; service personnel utilization rates; the ability of the Company to expand its domestic and international sales, as well as the mix of such sales; foreign currency exchange rates; changes in the mix of products and services sold; general health of the restaurant industry, particularly the quick service restaurant segment; the ability of the Company to generate service agreements; product quality problems; the ability of the Company to control costs; the Company's success in establishing and expanding its direct and indirect distribution channels; the mix of distribution channels through which the Company's products are sold; and general economic conditions. Any of these factors could cause operating results to vary significantly from prior periods. Significant variability in orders during any period may have a material adverse impact on the Company's cash flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance. Fluctuations in the Company's operating results could cause the price of the Company's Common Stock to fluctuate substantially.

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

RESULTS OF OPERATIONS

QUARTER ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1998

The following discussion sets forth the historical results of operations and financial condition of the Company for the quarters ended September 30, 1999 and 1998. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

                                                    QUARTER ENDED
                                                    SEPTEMBER 30,
                                                  -----------------
                                                    1999       1998
                                                  ------     ------
              Revenues:
                Product sales                      66.5%      88.4%
                Services                           33.5       11.6
                                                  -----      -----
              Total revenues                      100.0      100.0
                                                  -----      -----

              Cost of revenues:
                Cost of product sales (1)          71.6       70.4
                Cost of  Services (1)              76.3       82.6
                                                  -----      -----
              Total cost of revenues               73.2       71.7
                                                  -----      -----

              Gross profit                         26.8       28.3
                                                  -----      -----
              Operating expenses:
                 Research and development           2.3        2.3
                 Selling and marketing              8.5        2.9
                 General and administrative        10.5       15.2
                                                  -----      -----

              Total operating expenses             21.3       20.4
                                                  -----      -----
              Income from operations                5.5        7.9
              Interest expense                     (0.6)      (1.8)
              Other income                         ----        0.2
              Provision for income taxes           (1.9)      (2.6)
                                                  -----      -----

              Net income                            3.0%       3.7%
                                                  -----      -----
                                                  -----      -----

(1) Expressed as a percentage of related revenues, not of total revenues.

REVENUES-PRODUCT SALES. Revenues from product sales increased by 16.1% to $13.5 million in 1999 compared to revenues of $11.6 million for 1998. The change is due to an increase in product sales at DTI and RGB/Jade, newly acquired subsidiaries, of $2.5 million, and an increase at the three international subsidiaries of $735,000 offset by a decrease at Javelin of $1.2 million. The increase in product sales at the three international subsidiaries is primarily due to the enhanced acceptance of the product in such markets and the continued maturation of the distribution channel. The decrease at Javelin is attributable to a reduction in shipments of 1,035 units to McDonald's Corporation.

REVENUES-SERVICES. Revenues from services increased by 404.2% to $6.8 million in 1999 compared to revenues of $1.3 million for 1998. The change is due to an increase in service revenues at DTI and RGB/Jade of $5.2 million.

GROSS PROFIT. Gross profit increased by 48.1% to $5.4 million in 1999 compared to a gross profit of $3.7 million in 1998. The increase is comprised of the following:

                                  QUARTER ENDED SEPTEMBER 30,
                                  ------------------------------
                                      1999             1998            INCREASE
                                 -------------    ---------------      --------
                  Product sales   $3.8 million     $3.4 million        $  386,200
                  Services        $1.6 million     $233,700            $  1.4 million

The change in gross profit from product sales is due to an increase in gross profit from the sale of hardware at DTI and RGB/Jade of $604,000, an increase in gross profit at the three international subsidiaries of $196,000 offset by a decrease in gross profit at Javelin of $419,100.

The change in gross profit from service revenues is due to gross profit on services provided by DTI and RGB/Jade of $1.4 million.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 57.4% to $469,100 in 1999 compared to research and development expenses of $298,000 in 1998. The increase is primarily attributable to software development costs incurred at DTI of $88,400 and additional costs of $35,500 at Javelin relating to the design of new hardware product. The Company has expensed all software development costs as technological feasability has not been achieved.

SELLING AND MARKETING. Selling and marketing expenses increased by 368.7% to $1.7 million in 1999 compared to selling and marketing expenses of $366,700 in 1998. The increase is primarily attributable to sales and marketing costs at DTI and RGB/Jade of $740,400, additional personnel employed to expand the direct sales forces of the three international subsidiaries and of CCI and increased advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 7.1% to $2.1 million in 1999 compared to general and administrative of $2.0 million in 1998. The change is due to an increase in general and administrative expenses relating to DTI and RGB/Jade of $516,300, an increase in amortization of goodwill of $438,200 offset by a decrease of general and administrative expenses relating to Javelin and CCI of $845,000. The increase in the amortization of goodwill resulted from the acquisitions of RGB, Jade, DTI and RCS. The decrease of general and administrative expenses at Javelin and CCI resulted from the continued consolidation of administrative functions.

INTEREST EXPENSE. Interest expense decreased by $101,300 to $133,200 in 1999 compared to interest expense of $234,500 in 1998. The decrease is due to the use of a portion of the proceeds from the follow-on offerings completed in October 1998 and February 1999 to repay certain indebtedness.

INCOME TAXES. Provision for federal, state and foreign income taxes increased by $36,800 to $382,800 in 1999 compared to $346,000 in 1998. The increase is attributable to the overall increase in income before income taxes of $162,900 as well as increases in income before income taxes from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.





LIQUIDITY AND CAPITAL RESOURCES


On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (10% as of September 30, 1999). As of September 30, 1999 borrowings outstanding under the line amounted to $2.0 million with approximately $2.6 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to pay $25,000 per month under the term loan with all unpaid principal and interest due on June 8, 2001.

As of September 30, 1999, Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (as defined). As of September 30, 1999, borrowings outstanding under the line amounted to $917,000 with approximately $883,000 available for future borrowings.

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

As of September 30, 1999, the Company had cash and cash equivalents of $4.4 million and working capital of $27.4 million.

Cash used in operating activities for the quarter ended September 30, 1999 amounted to $514,500 and consisted primarily of increases in trade receivables and inventories. Cash used in investing activities for the quarter ended September 30, 1999 amounted to $1.5 million and consisted primarily of cash used to acquire the outstanding common stock of RCS and the purchase of equipment. Cash provided by financing activities for the quarter ended September 30, 1999 amounted to $714,200 and consisted primarily of the proceeds from the borrowings under the line of credit.

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

The Year 2000 Issue could also have an affect on the Company's revenues. Demand for the Company's products and services may decline after January 1, 2000, as the Company may not be able to incorporate its products and services into a Year 2000 driven POS retrofit. Similarly, many companies may spend substantial resources to prevent or minimize problems associated with the Year 2000 Issue and therefore may choose not to, or not have the budget capacity to, upgrade their current POS systems for some period of time. Any lessening of demand for the Company's products and services could have a material adverse affect on the Company's business, financial condition and results of operations.






PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(a)     27.1    Financial Data Schedule in accordance with Article 5 of
               Regulation S-X.



(b) No reports on Form 8-K were filed during the three months ended September 30, 1999

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Javelin Systems, Inc.


         November 14, 1999                 /s/ Richard P. Stack
------------------------------------       -------------------------------------
               Date                        Richard P. Stack
                                           Chief Executive Officer
                                           and President



         November 14, 1999                 /s/ Horace M. Hertz
------------------------------------       -------------------------------------
               Date                        Horace M. Hertz
                                           Chief Financial Officer

                                  EXHIBIT INDEX

      27.1  Financial Data Schedule in accordance with Article 5 of Regulation
            S-X.