Form 10-Q
period 1999-12-31
ASPEON INC
filed 2000-02-14
CIK 1021917

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

                        Commission File Number 000-21477

                                  Aspeon, Inc.
             (Exact name of registrant as specified in its charter)


                             JAVELIN SYSTEMS, INC.
                             ---------------------
                    Former name (changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of January 31,2000, there were 9,115,771 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  ASPEON, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,        JUNE 30,
                                                                         1999              1999*
                                                                     ------------      ------------
                                                                      (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  5,798,900      $  5,641,500
   Investments in securities                                            3,745,000         7,472,000
   Accounts receivable - net                                           17,194,300        16,000,200
   Inventories                                                         17,083,300        14,565,700
   Deferred income taxes                                                  530,900           530,900
   Other current assets                                                 1,398,100           823,500
                                                                     ------------      ------------
     Total current assets                                              45,750,500        45,033,800

   Property and equipment, net                                          4,993,500         2,861,400
   Excess of cost over net assets of purchased businesses              30,524,800        27,021,200
   Deferred financing costs                                               466,900           617,600
   Other assets, net                                                      249,600           273,600
                                                                     ------------      ------------
     Total assets                                                    $ 81,985,300      $ 75,807,600
                                                                     ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
     Line of credit                                                  $  1,788,100      $  2,056,600
     Accounts payable                                                  10,618,100         7,681,800
     Accrued expenses                                                   2,380,400         2,446,200
     Current maturities of long-term debt                                 300,000           300,000
     Customer deposits                                                      2,700             2,700
     Deferred maintenance revenues                                      1,536,100           397,500
     Income taxes payable                                                 575,300         1,517,400
                                                                     ------------      ------------
       Total current liabilities                                       17,200,700        14,402,200
                                                                     ------------      ------------

   Deferred rent expense                                                   28,600            21,000
   Long-term debt, net of current portion                               1,329,500         1,774,000

   Stockholders' equity:
     Preferred stock, $0.01 par value:
        authorized shares--1,000,000
        issued and outstanding shares--none                                  --                --
     Common stock, $0.01 par value:
        authorized shares--20,000,000
        issued and outstanding shares--9,115,771 at December 31,
          1999, and 8,887,203 at June 30, 1999                             91,200            88,900
     Additional paid in capital                                        57,928,600        55,800,700
     Deferred compensation                                                                   (6,700)
     Retained earnings                                                  5,454,000         3,799,700
     Accumulated other comprehensive loss                                 (47,300)          (72,200)
                                                                     ------------      ------------
       Total stockholders' equity                                      63,426,500        59,610,400
                                                                     ============      ============
       Total liabilities and stockholders' equity                    $ 81,985,300      $ 75,807,600
                                                                     ============      ============

*The balance sheet at June 30, 1999 has been derived from audited financial statements.

SEE ACCOMPANYING NOTES.

                                  ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                           DECEMBER 31,                       DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                     1999              1998              1999              1998
                                                 ------------      ------------      ------------      ------------
Revenues:
  Product Sales                                  $ 16,657,500      $ 13,997,500      $ 30,115,200      $ 25,585,400
  Services                                          7,649,100         3,870,000        14,426,300         5,214,300
                                                 ------------      ------------      ------------      ------------
Total revenues                                     24,306,600        17,867,500        44,541,500        30,799,700
                                                 ------------      ------------      ------------      ------------

Cost of sales:

  Product Sales                                    11,728,500        10,165,400        21,122,300        18,321,700
  Services                                          5,660,500         2,940,400        11,074,300         4,050,900
                                                 ------------      ------------      ------------      ------------
Total cost of sales                                17,389,000        13,105,800        32,196,600        22,372,600
                                                 ------------      ------------      ------------      ------------

Gross profit                                        6,917,600         4,761,700        12,344,900         8,427,100
                                                 ------------      ------------      ------------      ------------

Operating expenses:

     Research and development                         492,800           285,200           961,900           583,200
     Selling and marketing                          1,931,200         1,038,700         3,650,100         1,405,400
     General and administrative                     2,905,700         2,241,900         5,022,100         4,217,600
                                                 ------------      ------------      ------------      ------------
Total operating expenses                            5,329,700         3,565,800         9,634,100         6,206,200
                                                 ------------      ------------      ------------      ------------

Income from operations                              1,587,900         1,195,900         2,710,800         2,220,900
Interest expense                                     (144,200)         (234,700)         (277,400)         (469,200)
Other income (expense)                                286,800            (2,200)          278,600            25,900

                                                 ------------      ------------      ------------      ------------
Income before income taxes                          1,730,500           959,000         2,712,000         1,777,600
Provision for income taxes                           (674,900)         (385,000)       (1,057,700)         (731,000)
                                                 ------------      ------------      ------------      ------------
Net income                                       $  1,055,600      $    574,000      $  1,654,300      $  1,046,600
                                                 ============      ============      ============      ============

Earnings per common share:
      Basic                                      $       0.12      $       0.11      $       0.18      $       0.22
                                                 ============      ============      ============      ============
      Diluted                                    $       0.12      $       0.11      $       0.18      $       0.22
                                                 ============      ============      ============      ============
Shares used in computing Earnings per share:
      Basic                                         9,020,679         5,251,180         8,957,059         4,691,368
                                                 ============      ============      ============      ============
      Diluted                                       9,148,186         5,390,930         9,161,315         4,831,333
                                                 ============      ============      ============      ============


SEE ACCOMPANYING NOTES.

ASPEON, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED DECEMBER, 31, 1999 (Unaudited)

                                                                                         RETAINED     ACCUMULATED
                                         COMMON STOCK        ADDITIONAL                  EARNINGS       OTHER
                                     --------------------     PAID IN      DEFERRED    (ACCUMULATED  COMPREHENSIVE
                                       SHARES     AMOUNT      CAPITAL    COMPENSATION     DEFICIT)       LOSS           TOTAL
                                     ---------   --------   -----------  ------------   -----------  -------------   -----------
BALANCE AS OF JULY 1, 1999           8,887,203   $ 88,900   $55,800,700    $ (6,700)    $ 3,799,700  $   (72,200)    $59,610,400

EXERCISE OF STOCK OPTIONS               44,600        400       389,000                                                  389,400

SHARES ISSUED IN CONNECTION WITH
   RGB/JADE EARNOUT                    183,968      1,800     1,746,200                                                1,748,000

AMORTIZATION OF DEFERRED
  COMPENSATION                                                                6,700                                        6,700

OFFERING COSTS                                                   (7,200)                                                  (7,200)

COMPREHENSIVE INCOME                                                                      1,654,300       24,900       1,679,200
                                     ---------   --------   -----------    --------     -----------  -----------     -----------
BALANCE AS OF DECEMBER 31, 1999      9,115,771   $ 91,200   $57,928,600    $     --     $ 5,454,000  $   (47,300)    $63,426,500
                                     ---------   --------   -----------    --------     -----------  -----------     -----------

SEE ACCOMPANYING NOTES.

                                  ASPEON, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                              DECEMBER 31,
                                                                          1999           1998
                                                                       -----------    -----------
OPERATING ACTIVITIES
Net income                                                             $ 1,654,300    $ 1,046,600
Adjustments to reconcile net income to net cash used
      in operating activities:
   Depreciation and amortization                                         1,004,000        382,200
   Amortization of goodwill                                              1,087,200        148,400
   Amortization of deferred compensation                                     6,700         17,000
   Deferred rent expense                                                     7,500          2,400
   Non-cash allowances                                                    (254,000)       192,200
   Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                              (743,500)    (4,536,000)
         Inventories                                                    (2,370,600)    (7,577,000)
         Other current assets                                             (493,900)        58,200
         Accounts payable                                                2,671,500      4,687,600
         Accrued expenses                                                 (104,000)       689,300
         Income taxes payable                                             (942,100)       567,500
         Customer deposits                                                               (548,400)
         Deferred maintenance                                              726,200       (129,100)
                                                                       -----------    -----------
     Net cash provided by ( used in) operating activities                2,249,300     (4,999,100)
                                                                       -----------    -----------

INVESTING ACTIVITIES
   Purchase of equipment                                                (1,769,800)      (685,700)
   Cash paid in connection with acquisitions                            (3,808,300)    (1,889,800)
   Sales of securities                                                   3,727,000
   Other assets                                                           (140,700)       (61,700)
                                                                       -----------    -----------
     Net cash used in investing activities                              (1,991,800)    (2,637,200)
                                                                       -----------    -----------

FINANCING ACTIVITIES
   Net (repayments) under line of credit                                  (268,500)      (341,000)
   Proceeds from issuances of notes payable                                  9,100          5,800
   Repayment of notes payable                                             (249,600)      (180,500)
   Deferred offering costs                                                                (29,400)
   Proceeds from public offerings                                                       8,146,400
   Exercise of stock options, net of offering costs                        382,100         70,400
                                                                       -----------    -----------
     Net cash provided by (used in)  financing activities                 (126,900)     7,671,700
                                                                       -----------    -----------

   CUMULATIVE TRANSLATION ADJUSTMENT                                        26,800        (35,400)
                                                                       -----------    -----------

   Net increase (decrease) in cash and cash equivalents                    157,400              0
   Cash and cash equivalents at beginning of period                      5,641,500              0
                                                                       -----------    -----------
   Cash and cash equivalents at end of period                          $ 5,798,900    $         0
                                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Income tax paid                                                     $ 1,804,000    $   161,300
                                                                       ===========    ===========
   Interest paid                                                       $   200,000    $   319,100
                                                                       ===========    ===========


SEE ACCOMPANYING NOTES.

                                  ASPEON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Aspeon, Inc. ("Aspeon"), formerly Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Aspeon Solutions, Inc., a wholly-owned subsidiary, is the first "Next Generation" Application Service Provider (ASP) focused on delivering pre-integrated mission-critical business applications customized to meet industry-specific needs. Javelin Systems, a division of Aspeon, is a leading provider of integrated touchscreen computers and system integration services to the global foodservice industry.

On November 1, 1996, Aspeon completed an initial public offering (the "IPO") of 850,000 shares of its common stock at $5.00 per share, netting proceeds of approximately $3.2 million. Proceeds were used to repay debt with an outstanding balance of approximately $745,000 and for general corporate purposes.

In December 1997, Aspeon acquired all of the outstanding common stock of POSNET Computers, Inc. ("Posnet") and CCI Group, Inc. ("CCI"). Posnet and CCI provide full turn-key systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

In March and April 1998, Aspeon established three international subsidiaries to expand its sales and distribution channels in the international marketplace. The international subsidiaries are: Javelin Systems (Europe) Limited ("Javelin Europe") headquartered in England; Javelin Systems International Pte Ltd (" Javelin Asia") headquartered in Singapore; and Javelin Systems Australia Pty Limited ("Javelin Australia") headquartered in Australia.

In May 1998, Javelin Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact is headquartered in Singapore and provides consulting and system integration services.

In November 1998, Aspeon completed a public offering of 1,395,000 shares of its common stock at $6.75 per share, netting proceeds of approximately $8.1 million. Proceeds were used to repay borrowings under a revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Limited ("RGB") and Jade Communications Ltd ("Jade"), as described below, and for general corporate purposes.

In November 1998, Aspeon acquired all of the outstanding common stock of RGB and Jade. RGB and Jade are headquartered in England and provide complementary Wide Area Networking

(WAN) products and services primarily to large retail, hospitality, and telecommunications companies.

In February 1999, Aspeon completed a public offering of 2,375,000 shares of its common stock at $12.25 per share, netting proceeds of approximately $26.9 million. Proceeds were used to purchase the outstanding common stock of Dynamic Technologies, Inc. ("DTI") and SB Holdings, Inc. ("SB"), as described below, and for working capital and general corporate purposes.

In April 1999, Aspeon acquired all of the outstanding capital stock of DTI and all of the outstanding capital stock of SB. DTI and SB provide custom Internet/Intranet software and services.

In August 1999, Aspeon acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS") as described in Note 2. RCS implements, operates and supports packaged software applications for the restaurant industry

Hereinafter, Aspeon and its subsidiaries are referred to as the Company.

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

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                    December 31,     June 30,
                                        1999          1999
                                    -----------   -----------
           Raw materials            $10,698,400   $ 7,195,600
           Work-in-process              601,900       227,000
           Finished goods             5,783,000     7,143,100
                                    -----------   -----------
                                    $17,083,300   $14,565,700
                                    ===========   ===========

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

The Company recorded goodwill amortization of $585,300 and $84,800 for the quarters ended December 31, 1999 and 1998, respectively, and $1,087,200 and $148,400 for the six months ended December 31, 1999, respectively.

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

A reconciliation of basic and diluted EPS for the quarters ended December 31, 1999 and 1998 is as follows:

                                              Quarter Ended             Quarter Ended
                                            December 31, 1999         December 31, 1998
                                         -----------------------   -----------------------
                                            BASIC       DILUTED       BASIC       DILUTED
                                         ----------   ----------   ----------   ----------
Net income                               $1,055,600   $1,055,600   $  574,000   $  574,000
                                         ----------   ----------   ----------   ----------

Weighted average common shares
outstanding                               9,020,679    9,020,679    5,251,180    5,251,180
                                         ----------   ----------   ----------   ----------
Additional shares due to potential
exercise of stock options                                127,507                   139,750
                                         ----------   ----------   ----------   ----------
Diluted weighted average common shares
outstanding                               9,020,679    9,148,186    5,251,180    5,390,930
                                         ==========   ==========   ==========   ==========

Earnings per share                       $     0.12   $     0.12   $     0.11   $     0.11
                                         ==========   ==========   ==========   ==========

COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $965,800 and $540,000 for the quarters ended December 31, 1999 and 1998, respectively, and $1,679,200 and $1,027,700 for the six months ended December 31, 1999 and 1998. The primary difference from net income as reported is the change in the cumulative translation adjustment.

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

In August 1999, the Company acquired all of the outstanding capital stock of RCS. RCS implements, operates and supports packaged software applications for the restaurant industry. The aggregate purchase price for the RCS capital stock consisted of $3,033,100 in cash. The Company may, in the future, be required to pay an additional $1,516,600 in cash and issue shares of its common stock with a market value of up to $1,516,600 based upon the cumulative net profits of RCS during the twenty four months ending August 31, 2001. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of RCS have been included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $3.0 million. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 10 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the unaudited consolidated financial statements included herein. The results of operations of RCS prior to August 1999 were not material.

3.  STOCKHOLDERS' EQUITY

During the six months ended December 31, 1999, 44,600 shares of common stock were issued upon the exercise of stock options with a weighted average exercise price of $8.73 per share and 183,968 shares of common stock with a value of $1,748,000 were issued in connection with earnout provisions of the acquisition of RGB and Jade.

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

The table below presents information about reportable segments for the quarters ended December 31:

                     RESEARCH AND    HARDWARE
    1999             DEVELOPMENT     PRODUCTS     SOLUTIONS       TOTAL
SALES                              $13,252,000   $13,459,000   $26,711,000
NET INCOME (LOSS)   $  (300,700)   $ 1,015,600   $   458,900   $ 1,173,800
TOTAL ASSETS                       $31,513,100   $50,472,200   $81,985,300

                     RESEARCH AND    HARDWARE
    1998             DEVELOPMENT     PRODUCTS     SOLUTIONS       TOTAL
SALES                              $ 9,764,500   $ 8,983,200   $18,747,700
NET INCOME (LOSS)   $  (170,700)   $   633,500   $   240,800   $   703,600
TOTAL ASSETS                       $19,165,000   $23,778,800   $42,943,800



A reconciliation of total segment sales to total consolidated sales and of total segment net income to total consolidated net income for the quarters ended December 31, 1999 and 1998 is as follows:

         SALES                                      1999            1998
         Total segment sales                    $ 26,711,000    $ 18,747,700
         Elimination of intersegment sales        (2,404,300)       (880,200)
                                                ------------    ------------
         Consolidated sales                     $ 24,306,700    $ 17,867,500
                                                ============    ============

         NET INCOME

         Total segment net income               $  1,173,800    $    703,600
         Elimination of intersegment
            gross profit net of income taxes         134,000         145,700
         Elimination of non-segment
            expenses, net of income taxes           (252,200)       (275,300)
                                                ------------    ------------
         Consolidated net income                $  1,055,600    $    574,000
                                                ============    ============

 Specified items included in segment profit/loss for the quarters ended December 31:

                      RESEARCH AND    HARDWARE
     1999             DEVELOPMENT     PRODUCTS     SOLUTIONS       TOTAL
Interest expense                     $  131,000    $   13,200    $  144,200
Depreciation and
  amortization
  expense                            $  278,200    $  926,000    $1,204,200
Income tax expense
  (benefit)           $ (192,200)    $  649,300    $  293,400    $  750,500
Expenditures for
  additions to long-
  lived assets                       $  136,800    $1,622,900    $1,759,700


                      RESEARCH AND    HARDWARE
     1998             DEVELOPMENT     PRODUCTS     SOLUTIONS       TOTAL
Interest expense                     $  191,500    $   43,200    $  234,700
Depreciation and
amortization
expense                              $  141,000    $  144,200    $  285,200
Income tax expense    $ (114,500)    $  425,000    $  161,500    $  472,000
Expenditures for
additions to long-
lived assets                         $  202,800    $3,019,300    $3,222,100

Revenues and long-lived asset information by geographic area as of and for the quarters ended December 31:

                        UNITED
   1999                 STATES        EUROPE           ASIA        AUSTRALIA       TOTAL
Revenues             $15,639,300    $ 7,056,700    $   828,700    $   782,000    $24,306,700

Long-lived assets    $27,917,400    $ 7,063,900    $ 1,109,000    $   144,400    $36,234,700

                        UNITED
   1998                 STATES        EUROPE           ASIA        AUSTRALIA       TOTAL
Revenues             $11,505,000    $ 5,700,000    $   270,800    $   391,700    $17,867,500
Long-lived assets    $ 9,377,900    $ 3,177,700    $   370,900    $    43,000    $12,969,500

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Aspeon, Inc. (the "Company") designs, manufactures, and markets open system touchscreen point-of-sale ("POS") computers and provides POS systems integration services primarily for the foodservice and retail industries.

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

RESULTS OF OPERATIONS

QUARTER ENDED DECEMBER 31, 1999 COMPARED TO QUARTER ENDED DECEMBER 31, 1998

The following discussion sets forth the historical results of operations and financial condition of the Company for the quarters ended December 31, 1999 and 1998. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

                                            QUARTER ENDED
                                             DECEMBER 31,
                                           1999       1998
                                          -----      -----
         Revenues:
           Product sales                   68.5%      78.3%
           Services                        31.5       21.7
                                          -----      -----
         Total revenues                   100.0      100.0
                                          -----      -----
         Cost of revenues:
           Cost of Product sales (1)       70.4       72.6
           Cost of  Services (1)           74.0       76.0
                                          -----      -----
         Total cost of revenues            71.5       73.3
                                          -----      -----

         Gross profit                      28.5       26.7
                                          -----      -----
         Operating expenses:
            Research and development        2.0        1.6
            Selling and marketing           7.9        5.8
           General and administrative      12.0       12.6
                                          -----      -----

         Total operating expenses          21.9       20.0
                                          -----      -----
         Income from operations             6.6        6.7
         Interest expense                  (0.6)      (1.3)
         Other income                       1.1         --
         Provision for income taxes        (2.8)      (2.2)
                                          -----      -----

         Net income                         4.3%       3.2%
                                          =====      =====


(1) Expressed as a percentage of related revenues, not of total revenues.

REVENUES-PRODUCT SALES. Revenues from product sales increased by 19.0% to $16.7 million in 1999 compared to revenues of $14.0 million for 1998. The change is due to an increase in product sales at the Javelin division ("Javelin") of $1.1 million, an increase at the three international subsidiaries of $867,700, an increase at RGB/Jade of $886,400, an increase at DTI, a newly acquired subsidiary, of $475,100 offset by a decrease at CCI of $667,100. The increase in product sales at Javelin is attributable to an increase in unit sales; at the three international subsidiaries the increase is primarily due to the enhanced acceptance of the product in such markets and the continued maturation of the distribution channel; at RGB/Jade the increase is due to the purchase of RGB/Jade in November 1998 that resulted in the inclusion of operations of RGB/Jade for only two months in the quarter ended December 31, 1998. The decrease at CCI is attributable to a delay in shipments to a customer.

REVENUES-SERVICES. Revenues from services increased by 97.7% to $7.6 million in 1999 compared to revenues of $3.9 million for 1998. The change is primarily attributable to an increase in service revenues at DTI and RCS, newly acquired subsidiaries, of $3.1 million and an increase at RGB/Jade of $553,800. The increase at RGB/Jade is due to the purchase of this subsidiary in November 1998 that resulted in the inclusion of operations of RGB/Jade for only two months in the quarter ended December 31, 1998.

GROSS PROFIT. Gross profit increased by 45.3% to $6.9 million in 1999 compared to a gross profit of $4.8 million in 1998. The increase is comprised of the following:

                               QUARTER ENDED DECEMBER 31,
                             ------------------------------
                                  1999             1998           INCREASE
                             -------------    -------------    -------------
            Product sales    $ 4.9 million    $ 3.8 million    $ 1.1 million
            Services         $ 2.0 million    $ 929,600        $ 1.1 million


The increase in gross profit from product sales is primarily attributable to the increase in product sales described above and a larger proportion of products sold directly to end users which carried a higher gross margin.

The increase in gross profit from service revenues is primarily attributable to gross profit on services provided by DTI and RCS, newly acquired subsidiaries which were at a higher margin.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 72.8% to $492,800 in 1999 compared to research and development expenses of $285,200 in 1998. The increase is primarily attributable to software development costs of $136,300 and additional costs of $71,300 relating to the design of new hardware product. The Company has expensed all software development costs as technological feasability has not been achieved.

SELLING AND MARKETING. Selling and marketing expenses increased by 85.9% to $1.9 million in 1999 compared to selling and marketing expenses of $1.0 million in 1998. The increase is primarily attributable to sales and marketing costs at DTI and RCS of $227,100, additional personnel employed to expand the direct sales forces and increased advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 29.6% to $2.9 million in 1999 compared to general and administrative of $2.2 million in 1998. The change is due to an increase in general and administrative expenses relating to DTI and RCS of $767,400, an increase in amortization of goodwill of $500,500 offset by a decrease of general and administrative expenses relating to Aspeon and CCI of $599,400. The increase in the amortization of goodwill resulted from the acquisitions of RGB, Jade, DTI and RCS. The decrease of general and administrative expenses at Aspeon and CCI resulted from the continued consolidation of administrative functions.

INTEREST EXPENSE. Interest expense decreased by $90,500 to $144,200 in 1999 compared to interest expense of $234,700 in 1998. The decrease is due to the use of a portion of the proceeds from the follow-on offerings completed in October 1998 and February 1999 to repay certain indebtedness.

INCOME TAXES. Provision for federal, state and foreign income taxes increased by $289,900 to $674,900 in 1999 compared to $385,000 in 1998. The increase is attributable to the overall increase in income before income taxes of $771,500 as well as increases in income before income taxes from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.

SIX MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

The following table sets forth certain statements of operations data as a percentage of total revenues for the six months ended December 31, 1999 and 1998:

                                             DECEMBER 31,
                                           1999       1998
                                          -----      -----
         Revenues:
           Product sales                   67.6%      83.1%
           Services                        32.4       16.9
                                          -----      -----
         Total revenues                   100.0      100.0
                                          -----      -----

         Cost of revenues:
           Cost of Product sales (1)       70.1       71.6
           Cost of  Services (1)           76.8       77.7
                                          -----      -----
         Total cost of revenues            72.3       72.6
                                          -----      -----

         Gross profit                      27.7       27.4
                                          -----      -----
         Operating expenses:
            Research and development        2.2        1.9
            Selling and marketing           8.1        4.6
           General and administrative      11.3       13.7
                                          -----      -----

         Total operating expenses          21.6       20.2
                                          -----      -----
         Income from operations             6.1        7.2
         Interest expense                  (0.6)      (1.5)
         Other income                       0.6        0.1
         Provision for income taxes        (2.4)      (2.4)
                                          -----      -----

         Net income                         3.7%       3.4%
                                          =====      =====

(1) Expressed as a percentage of related revenues, not of total revenues

REVENUES-PRODUCT SALES. Revenues from product sales increased by 17.7% to $30.1 million in 1999 compared to revenues of $25.6 million for 1998. The change is due to an increase in product sales at the three international subsidiaries of $1.6 million, an increase at RGB/Jade of $2.3 million, an increase at DTI, a newly acquired subsidiary, of $1.6 million offset by a decrease at CCI of $805,400. The increase in product sales at the three international subsidiaries is primarily due to the enhanced acceptance of the product in such markets and the continued maturation of the distribution channel and the increase at RGB/Jade is due to the purchase of RGB/Jade in November 1998 that resulted in the inclusion of operations of RGB/Jade for only two months in the six months ended December 31, 1998. The decrease at CCI is primarily attributable to a delay in shipments to a customer.

REVENUES-SERVICES. Revenues from services increased by 176.7% to $14.4 million in 1999 compared to revenues of $5.2 million for 1998. The change is primarily attributable to an increase in service revenues at DTI and RCS, newly acquired subsidiaries, of $6.0 million and an increase at RGB/Jade of $3.4 million. The increase at RGB/Jade is due to the purchase of RGB/Jade in November 1998 that resulted in the inclusion of operations of RGB/Jade for only two months in the six months ended December 31, 1998.

GROSS PROFIT. Gross profit increased by 46.5% to $12.3 million in 1999 compared to a gross profit of $8.4 million in 1998. The increase is comprised of the following:




                             SIX MONTHS ENDED DECEMBER 31,
                             ------------------------------
                                  1999             1998           INCREASE
                             -------------    -------------    -------------
            Product sales    $ 9.0 million    $ 7.3 million    $ 1.7 million
            Services         $ 3.4 million    $ 1.2 million    $ 2.2 million

The change in gross profit from product sales is primarily attributable to the increase in product sales described above and a larger proportion of products sold directly to end users which carried a higher gross margin.

The change in gross profit from service revenues is primarily attributable to gross profit on services provided by DTI and RCS, newly acquired subsidiaries which were at a higher margin.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 64.9% to $961,900 in 1999 compared to research and development expenses of $583,200 in 1998. The increase is primarily attributable to software development costs of $271,800 and additional costs of $106,800 relating to the design of new hardware product. The Company has expensed all software development costs as technological feasibility has not been achieved.

SELLING AND MARKETING. Selling and marketing expenses increased by 159.8% to $3.7 million in 1999 compared to selling and marketing expenses of $1.4 million in 1998. The increase is primarily attributable to sales and marketing costs at DTI and RCS of $357,700, additional personnel employed to expand the direct sales forces and increased advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 19.1% to $5.0 million in 1999 compared to general and administrative of $4.2 million in 1998. The change is due to an increase in general and administrative expenses relating to DTI and RCS of $1.1 million, an increase in amortization of goodwill of $938,800 offset by a decrease of general and administrative expenses relating to Aspeon and CCI of $1.4 million. The increase in the amortization of goodwill resulted from the acquisitions of RGB, Jade, DTI and RCS. The decrease of general and administrative expenses at Aspeon and CCI resulted from the continued consolidation of administrative functions.

INTEREST EXPENSE. Interest expense decreased by $191,800 to $277,400 in 1999 compared to interest expense of $469,200 in 1998. The decrease is due to the use of a portion of the proceeds from the follow-on offerings completed in October 1998 and February 1999 to repay certain indebtedness.

INCOME TAXES. Provision for federal, state and foreign income taxes increased by $326,700 to $1.1 million in 1999 compared to $731,000 in 1998. The increase is attributable to the overall increase in income before income taxes of $934,400 as well as increases in income before income taxes from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.

LIQUIDITY AND CAPITAL RESOURCES

On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (10.25% as of December 31, 1999). As of December 31, 1999 borrowings outstanding under the line amounted to $2.1 million with approximately $2.9 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to pay $25,000 per month under the term loan with all unpaid principal and interest due on June 8, 2001.

Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (as defined). As of December 31, 1999, there were no borrowings outstanding under the line.

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

As of December 31, 1999, the Company had cash and cash equivalents of $5.8 million and working capital of $28.5 million.

Cash provided by operating activities for the six months ended December 31, 1999 amounted to $2.2 million and consisted primarily of income before depreciation and amortization and increases in accounts payable offset by increases in trade receivables and inventories. Cash used in investing activities for the six months ended December 31, 1999 amounted to $2.0 million and consisted primarily of cash used to acquire the outstanding common stock of RCS and the purchase of equipment net of proceeds from sales of investments. Cash used in financing activities for the six months ended December 31, 1999 amounted to $126,900 and consisted primarily of repayments of borrowings under the line of credit and notes payable.

The Company recently announced the formation of Aspeon Solutions, Inc., a wholly owned subsidiary, focusing on delivering mission-critical business applications customized to meet industry-specific needs. It is the intention of Aspeon Solutions, Inc. to expand into several vertical markets. Such expansion will require significant capital investments. If the Company or Aspeon Solutions, Inc. is unable to secure the required capital, the expansion of Aspeon Solutions, Inc. will have to be curtailed and/or abated. The Company believes that, except for the expansion of Aspeon Solutions, Inc., it has adequate financial resources to meet its capital requirements for the next twelve months.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  a. The Annual Meeting of stockholder of the Company was held on December 22, 1999 (the "Annual Meeting").

  b. Richard P. Stack and Robert Nichols were elected to serve as directors of the Company at the Annual Meeting. In addition, the terms of Jay L. Kear and Andrew F. Puzder continued after the Annual Meeting.

  c. The following table sets forth the results of voting by proxy or ballot for each of the proposals voted on at the Annual Meeting.


                                            FOR        AGAINST       WITHHELD     ABSTAIN
                                          -------      -------       --------     --------

1.  Election of Directors:
     Richard P. Stack                    7,559,212                     314,070
                                         ---------     ---------     ---------      ------
     Robert Nichols                      7,559,212                     314,070
                                         ---------     ---------     ---------      ------

2.  To approve an amendment to the
    Company's Certificate of
    Incorporation to change the
    Company's name to "Aspeon, Inc."     7,524,176        66,530                   282,576
                                         ---------     ---------     ---------      ------

3.  To approve an increase in the
    authorized number of shares
    under the Company's 1997 Equity
    Incentive Plan by 1,000,000
    shares.                              3,283,447     1,875,474     2,625,183      89,178
                                         ---------     ---------     ---------      ------

4.  To approve
    PriceWaterhouseCoopers as the
    Company's independent auditors.      7,843,871        11,002                    18,409
                                         ---------     ---------     ---------      ------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(A) 27.1 Financial Data Schedule in accordance with Article 5 of Regulation S-X.

(B) No reports on Form 8-K were filed during the three months ended December 31, 1999

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Aspeon, Inc.

     February 14, 2000                       /s/ Richard P. Stack
---------------------------                  -----------------------------------
         Date                                Richard P. Stack
                                             Chief Executive Officer
                                             and President

     February 14, 2000                       /s/ Horace M. Hertz
---------------------------                  -----------------------------------
         Date                                Horace M. Hertz
                                             Chief Financial Officer

                                  EXHIBIT INDEX

27.1   Financial Data Schedule in accordance with Article 5 of Regulation S-X.