Form 10-Q
period 2000-03-31
ASPEON INC
filed 2000-05-15
CIK 1021917

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 30, 2000, there were 9,381,170 shares of the Registrant's Common Stock outstanding.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                                   ASPEON, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                    MARCH 31,       JUNE 30,
                                                                      2000           1999*
                                                                  ------------    ------------
                                                                   (UNAUDITED)
ASSETS
Current assets:
   Cash and cash equivalents                                      $ 11,358,400    $  5,641,500
   Investments in securities                                         2,041,600       7,472,000
   Accounts receivable - net                                        14,466,000      16,000,200
   Inventories                                                      16,595,400      14,565,700
   Deferred income taxes                                               530,900         530,900
   Other current assets                                              1,771,600         823,500
                                                                  ------------    ------------
     Total current assets                                           46,763,900      45,033,800

   Property and equipment, net                                       5,541,500       2,861,400
   Excess of cost over net assets of purchased businesses           35,021,000      27,021,200
   Deferred financing costs                                            391,600         617,600
   Other assets, net                                                   281,900         273,600
                                                                  ============    ============
     Total assets                                                 $ 87,999,900    $ 75,807,600
                                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                               $  2,310,500    $  2,056,600
     Accounts payable                                                6,334,600       7,681,800
     Accrued expenses                                                2,544,800       2,446,200
     Current maturities of long-term debt                              300,000         300,000
     Customer deposits                                                   2,700           2,700
     Deferred maintenance revenues                                   1,460,800         397,500
     Income taxes payable                                           (1,117,400)      1,517,400
                                                                  ------------    ------------
       Total current liabilities                                    11,836,000      14,402,200
                                                                  ------------    ------------

   Deferred rent expense                                                32,300          21,000
   Long-term debt, net of current portion                              980,800       1,774,000
   Mandatorily redeemable Series A Preferred stock, $0.01 par
      Value: authorized shares--1,000,000
      Issued and outstanding shares--10,000 shares at March 31,
      2000 and none at June 30, 1999                                 3,993,700
   Mandatorily redeemable warrants                                   3,126,400
   Redeemable minority interest                                      2,520,900
   Stockholders' equity:
     Common stock, $0.01 par value:
        authorized shares--20,000,000
        issued and outstanding shares--9,381,170 at March 31,
          2000, and 8,887,203 at June 30, 1999                          93,800          88,900
     Additional paid in capital                                     65,309,800      55,800,700
     Deferred compensation                                                              (6,700)
     Retained earnings                                                 240,900       3,799,700
     Accumulated other comprehensive (loss)                           (134,700)        (72,200)
                                                                  ------------    ------------
       Total stockholders' equity                                   65,509,800      59,610,400
                                                                  ============    ============
       Total liabilities and stockholders' equity                 $ 87,999,900    $ 75,807,600
                                                                  ============    ============


* The balance sheet at June 30, 1999 has been derived from audited financial statements.


SEE ACCOMPANYING NOTES.

                                   ASPEON, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                MARCH 31,                       MARCH 31,
                                                      ------------------------------------------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Revenues:
  Product Sales                                       $ 14,290,600    $ 17,547,000    $ 44,405,700    $ 43,132,400
  Services                                               5,666,600       3,544,000      20,092,900       8,758,200
                                                      ------------    ------------    ------------    ------------
Total revenues                                          19,957,200      21,091,000      64,498,600      51,890,600
                                                      ------------    ------------    ------------    ------------

Cost of sales:
  Product Sales                                         10,754,500      12,430,900      31,876,900      30,752,400
  Services                                               4,769,400       2,942,300      15,843,700       6,993,300
                                                      ------------    ------------    ------------    ------------
Total cost of sales                                     15,523,900      15,373,200      47,720,600      37,745,700
                                                      ------------    ------------    ------------    ------------

Gross profit                                             4,433,300       5,717,800      16,778,000      14,144,900
                                                      ------------    ------------    ------------    ------------

Operating expenses:
     Research and development                              531,200         349,400       1,493,200         932,600
     Selling and marketing                               1,915,100       1,101,300       5,565,000       2,506,700
     General and administrative                          3,872,900       2,318,300       8,895,000       6,535,900
                                                      ------------    ------------    ------------    ------------
Total operating expenses                                 6,319,200       3,769,000      15,953,200       9,975,200
                                                      ------------    ------------    ------------    ------------

Income (loss) from operations                           (1,885,900)      1,948,800         824,800       4,169,700
Interest expense                                          (147,400)       (157,300)       (424,900)       (615,200)
Other income                                                34,300           8,100         313,000          22,900
                                                      ------------    ------------    ------------    ------------
Income (loss) before income taxes                       (1,999,000)      1,799,600         712,900       3,577,400
(Provision)  benefit for income taxes                      779,600        (664,700)       (278,000)     (1,395,700)
                                                      ------------    ------------    ------------    ------------
Net income (loss)                                       (1,219,400)      1,134,900         434,900       2,181,700
Accretion of Series A Preferred Stock discount
   and dividends                                        (3,993,700)                     (3,993,700)
                                                      ------------    ------------    ------------    ------------

Net income (loss) available to common
   shareholders                                       $ (5,213,100)   $  1,134,900    $ (3,558,800)   $  2,181,700
                                                      ============    ============    ============    ============

Earnings (loss) per common share:
      Basic                                           $      (0.56)   $       0.16    $      (0.39)   $       0.40
                                                      ============    ============    ============    ============

      Diluted                                         $      (0.56)   $       0.16    $      (0.39)   $       0.39
                                                      ============    ============    ============    ============
Shares used in computing earnings (loss) per share:
      Basic                                              9,268,478       6,951,212       9,060,863       5,444,549
                                                      ============    ============    ============    ============

      Diluted                                            9,268,478       7,237,141       9,060,863       5,633,269
                                                      ============    ============    ============    ============

SEE ACCOMPANYING NOTES.

                                                   ASPEON, INC.
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           2000            1999
                                                                       ------------    ------------
OPERATING ACTIVITIES
Net income                                                             $    434,900    $  2,181,700
Adjustments to reconcile net income to net cash used
      in operating activities:
   Depreciation and amortization                                          1,694,500         656,800
   Amortization of goodwill                                               1,803,500         250,900
   Amortization of deferred compensation                                      6,700          24,800
   Deferred rent expense                                                     11,300           8,800
   Income tax benefit from exercise of stock options                                        223,600
   Non-cash allowances                                                     (216,900)        276,000
   Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                              1,988,500      (4,962,100)
         Inventories                                                     (1,923,500)     (7,163,600)
         Other current assets                                              (867,400)            200
         Accounts payable                                                (1,612,200)        230,600
         Accrued expenses                                                    60,300         784,300
         Income taxes payable                                            (2,634,900)        664,800
         Customer deposits                                                               (1,194,500)
         Deferred maintenance                                               650,900             700
                                                                       ------------    ------------
     Net cash (used in) operating activities                               (604,300)     (8,017,000)
                                                                       ------------    ------------

INVESTING ACTIVITIES
   Purchase of equipment                                                 (2,932,700)     (1,284,600)
   Cash paid in connection with acquisitions                             (6,154,600)     (1,972,500)
   Investment in securities                                               5,430,400
   Other assets                                                            (173,000)       (164,600)
                                                                       ------------    ------------
     Net cash (used in) investing activities                             (3,829,900)     (3,421,700)
                                                                       ------------    ------------

FINANCING ACTIVITIES
   Net borrowings (repayments) under line of credit                         253,900      (1,178,900)
   Proceeds from issuances of notes payable                                   9,100          43,500
   Repayment of notes payable                                              (598,300)       (246,000)
   Deferred offering costs                                                   (1,600)         10,000
   Preferred stock and warrants, net of offering costs                    9,641,000
   Proceeds from public offerings                                                        34,995,700
   Exercise of stock options                                                893,100         255,200
                                                                       ------------    ------------
     Net cash provided by financing activities                           10,197,200      33,879,500
                                                                       ------------    ------------

   CUMULATIVE TRANSLATION ADJUSTMENT                                        (46,100)       (229,500)
                                                                       ------------    ------------

   Net increase (decrease) in cash and cash equivalents                   5,716,900      22,211,300
   Cash and cash equivalents at beginning of period                       5,641,500               0
   Cash and cash equivalents at end of period                          $ 11,358,400    $ 22,211,300

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income tax paid                                                     $  2,513,800    $    402,700
                                                                       ============    ============
   Interest paid                                                       $    308,500    $    728,700
                                                                       ============    ============

SEE ACCOMPANYING NOTES.

ASPEON, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED MARCH 31, 2000 (Unaudited)


                                                                         COMMON STOCK           ADDITIONAL
                                                                  -------------------------      PAID IN      DEFERRED
                                                                    SHARES       AMOUNT          CAPITAL    COMPENSATION
                                                                  ---------   ------------    ------------  ------------
BALANCE AS OF JULY 1, 1999                                        8,887,203   $     88,900    $ 55,800,700    $ (6,700)

EXERCISE OF STOCK OPTIONS                                           117,900          1,100         897,800        --

SHARES ISSUED IN CONNECTION WITH RGB/JADE EARNOUT                   271,265          2,700       2,565,100        --

SHARES ISSUED IN CONN. W/ ACQUISITION OF MONUMENT                   104,802          1,100       2,059,700        --

AMORTIZATION OF DEFERRED COMPENSATION                                  --             --              --         6,700

OFFERING COSTS                                                         --             --            (7,200)       --

ACCRETION OF SERIES A PREFERRED STOCK DISCOUNT AND DIVIDENDS           --             --         3,993,700        --

COMPREHENSIVE INCOME                                                   --             --              --          --

                                                                  ---------   ------------    ------------    --------
BALANCE AS OF MARCH 31, 2000                                      9,381,170   $     93,800    $ 65,309,800    $   --
                                                                  =========   ============    ============    ========


                                                                    RETAINED      ACCUMULATED
                                                                    EARNINGS        OTHER
                                                                  (ACCUMULATED   COMPREHENSIVE
                                                                     DEFICIT)        LOSS             TOTAL
                                                                  ------------   -------------   ------------
BALANCE AS OF JULY 1, 1999                                        $  3,799,700   $    (72,200)   $ 59,610,400

EXERCISE OF STOCK OPTIONS                                                 --             --           898,900

SHARES ISSUED IN CONNECTION WITH RGB/JADE EARNOUT                         --             --         2,567,800

SHARES ISSUED IN CONN. W/ ACQUISITION OF MONUMENT                         --             --         2,060,800

AMORTIZATION OF DEFERRED COMPENSATION                                     --             --             6,700

OFFERING COSTS                                                            --             --            (7,200)

ACCRETION OF SERIES A PREFERRED STOCK DISCOUNT AND DIVIDENDS        (3,993,700)          --              --

COMPREHENSIVE INCOME                                                   434,900        (62,500)        372,400

                                                                  ------------   ------------    ------------
BALANCE AS OF MARCH 31, 2000                                      $    240,900   $   (134,700)   $ 65,509,800
                                                                  ============   ============    ============

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

On March 8, 2000 Aspeon completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company and a warrant to acquire 1,250,000 shares of Aspeon Solutions, Inc., a wholly-owned subsidiary of the Company. Proceeds to the Company for this placement amounted to $9.6 million net of offering costs (see note 3).

In March, 2000 Aspeon acquired all of the outstanding capital stock of Monument Software Corporation ("Monument") as described in Note 2. Monument specializes in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials.

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

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                                  March 31,                    June 30,
                                                    2000                        1999
                                               ---------------             ----------------
       Raw materials                           $     6,993,700             $      7,195,600
       Work-in-process                                 431,000                      227,000
       Finished goods                                9,170,700                    7,143,100
                                               ---------------             ----------------

                                               $    16,595,400             $    14,565,700
                                               ===============             ===============


EXCESS OF COST OVER NET ASSETS OF PURCHASED BUSINESSES

Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. For the acquisitions of Posnet, CCI, Aspact, RGB, Jade and Monument, the excess was allocated entirely to goodwill. Management determined that for these acquired companies, there were no other identifiable intangible assets, such as workforce, that would require an allocation of the purchase price. The workforce of the acquired companies requires limited specialized skills. Goodwill is stated at cost and is amortized on a straight-line basis over 10 years for DTI, SB, and RCS, over three years for Monument, and over 25 years for all other acquired companies. The Company assesses the recoverability of these intangible assets by determining whether the goodwill can be recovered through projected undiscounted cash flows of the related operations. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. To date, management has not identified any impairment of goodwill.

The Company recorded goodwill amortization of $716,300 and $102,500 for the quarters ended March 31, 2000 and 1999, respectively, and $1.8 million and $250,900 for the nine months ended March 31, 2000 and 1999, respectively.

EARNINGS (LOSS) PER COMMON SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No.128, " Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the quarter ended December 31, 1997 and has restated all previously reported per share amounts to conform to the new presentation.

A reconciliation of basic and diluted EPS for the quarters ended March 31, 2000 and 1999 is as follows:

---------------------------------------------------------------------------------------------------
                                                    Quarter Ended               Quarter Ended
                                                    March 31, 2000              March 31, 1999
---------------------------------------------------------------------------------------------------
                                                BASIC         DILUTED        BASIC        DILUTED
---------------------------------------------------------------------------------------------------
Net income (loss) available to common       $(5,213,100)   $(5,213,100)   $ 1,134,900   $ 1,134,900
   shareholders
---------------------------------------------------------------------------------------------------
Weighted average common shares
   outstanding                                9,268,478      9,268,478      6,951,212     6,951,212
---------------------------------------------------------------------------------------------------
Additional shares due to potential
   exercise of stock options                                                                285,929
---------------------------------------------------------------------------------------------------
   Diluted weighted average common shares
   outstanding                                9,268,478      9,268,478      6,951,212     7,237,141
---------------------------------------------------------------------------------------------------
Earnings (loss) per share                   $     (0.56)   $     (0.56)   $      0.16   $      0.16
---------------------------------------------------------------------------------------------------

There were approximately 587,000 options in the quarter ended March 31, 2000 that were not included in the computation of diluted EPS because they were antidilutive. There were no antidilutive options in 1999.

COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income
(loss) was $(1.3 million) and $1.1 million for the quarters ended March 31, 2000 and 1999, respectively, and $372,400 and $2.1 million for the nine months ended March 31, 2000 and 1999. The primary difference from net income as reported is the change in the cumulative translation adjustment.

SEGMENT INFORMATION

In fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"), which will become effective for the Company in fiscal 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

2. ACQUISITIONS:

In August 1999, the Company acquired all of the outstanding capital stock of RCS. RCS implements, operates and supports packaged software applications for the restaurant industry. The aggregate purchase price for the RCS capital stock consisted of $3,033,100 in cash. The Company may, in the future, be required to pay an additional $1.5 million in cash and issue shares of its common stock with a market value of up to $1.5 million based upon the cumulative net profits of RCS during the twenty-four months ending August 31, 2001. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of RCS will be included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $3.0 million. Such excess (which will increase for any contingent payments) is being amortized on a straight-line basis over 10 years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the unaudited consolidated financial statements included herein. The results of operations of RCS prior to August 1999 were not material.

In March 2000, the Company acquired all of the outstanding capital stock of Monument. Monument specializes in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials. The aggregate purchase price for the Monument capital stock consisted of $1.6 million in cash and $2.1 million in stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Monument have been included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $3.6 million. Such excess is being amortized on a straight-line basis over three years. The final allocation of the purchase price may vary as additional information is obtained, and accordingly, the ultimate allocation may differ from that used in the unaudited consolidated financial statements included herein. The results of operations of Monument prior to March 2000 were not material.

3.  PREFERRED STOCK

On March 8, 2000 Aspeon, Inc. completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of Aspeon Solutions, Inc., a wholly-owned subsidiary of the Company, at an exercise price of $5.00 per share pursuant to a Securities Purchase Agreement dated March 7 by and among the Company, Aspeon Solutions, Inc. and the Purchaser. The warrant holders may cause the issuing entity to redeem the warrants upon a change of control, as defined. Proceeds to the Company from the placement amounted to $9.6 million net of offering costs.

Dividends on the Preferred Stock accrue at an annual rate of 6%, are cumulative and shall be payable on the first day of each calendar quarter commencing on April 1, 2000. The Company is obligated to redeem the Preferred Stock on the second anniversary of the closing date. The Preferred Stock is convertible into Common Stock of the Company at any time at a conversion price of $16.00 per share, subject to certain adjustments. In addition, the Company and Aspeon Solutions, Inc. have granted the Purchaser certain registration rights related to the shares of Common Stock issuable upon conversion of the Preferred Stock and Common Stock issuable upon exercise of the warrants pursuant to a Registration Rights Agreement dated March 7, by and among, the Company, Aspeon Solutions, Inc. and the Purchaser. In addition, under certain circumstances, the Preferred Stock is convertible into shares of preferred stock of Aspeon Solutions, Inc. having rights, preferences and privileges substantially equivalent to the Preferred Stock. The closing price of the Company's common stock on the date of issuance was $26.25.

The Company allocated the proceeds from the placement among the preferred stock and the warrants based upon their relative fair market value. In addition, the Company reduced retained earnings by the accretion for the preferred stock to reflect the impact of the beneficial conversion feature of such securities.

4.  STOCKHOLDERS' EQUITY

During the nine months ended March 31, 2000, 117,900 shares of common stock were issued upon the exercise of stock options with a weighted average exercise price of $7.62 per share, 271,265 shares of common stock with a value of $2.6 million were issued in connection with earnout provisions of the acquisition of RGB and Jade and 104,802 shares were issued in connection with the purchase of Monument with a value of $2.1 million.

5.  SEGMENT INFORMATION

In 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The

1999 segment information has been restated to conform to the 2000 presentation. The Company's four reportable segments are as follows:

     (1) Research and development- provides all research and development activities for the other business segments.
     (2) Hardware products- designs, manufactures and markets open system touchscreen point-of-sale (POS) network-ready hardware systems. These systems can be sold on a stand-alone basis or integrated as part of an end-to-end solution.
     (3) Services-integrates hardware and software as part of a bundled end-to-end solution.
     (4) ASP- delivers pre-integrated mission-critical business applications customized to meet industry specific needs.

Segment data includes intersegment revenues. The Company does not allocate corporate-headquarters costs or research and development costs to the operating segments. Resources for research and development are allocated based on budgets. The Company evaluates the performance of its segments and allocates resources to them based on net income/loss. No data is included for 1999 for the ASP as it was not in existence at that time.

The table below presents information about reportable segments for the quarters ended March 31:

                     RESEARCH AND     HARDWARE
          2000        DEVELOPMENT     PRODUCTS       SERVICES           ASP            TOTAL
SALES                               $ 10,454,100   $  7,827,600    $  3,309,100    $ 21,590,800
NET INCOME (LOSS)   $   (324,000)   $    320,000   $   (105,400)   $ (1,040,000)   $ (1,149,400)
TOTAL ASSETS                        $ 34,444,300   $ 27,823,300    $ 25,732,300    $ 87,999,900


                     RESEARCH AND     HARDWARE
          1999        DEVELOPMENT     PRODUCTS       SERVICES           ASP            TOTAL
SALES                               $ 11,886,800   $ 10,841,700                    $ 22,728,500
NET INCOME (LOSS)   $  (224,200)    $    729,800   $    540,100                    $  1,045,700
TOTAL ASSETS                        $ 40,780,200   $ 25,584,100                    $ 66,364,300

A reconciliation of total segment sales to total consolidated sales and of total segment net income to total consolidated net income for the quarters ended March 31, 2000 and 1999 is as follows:

         SALES                                            2000                        1999
         Total segment sales                          $21,590,800                 $22,728,500
         Elimination of intersegment sales             (1,633,600)                 (1,637,500)
                                                      -----------                 -----------
         Consolidated sales                           $19,957,200                 $21,091,000
                                                      ===========                 ===========

         NET INCOME (LOSS)
         Total segment net income (loss)              $(1,149,400)                 $1,254,300
         Elimination of intersegment
           gross profit net of income taxes               153,200                     153,900
         Elimination of non-segment
           expenses, net of income taxes                 (223,200)                   (273,300)
                                                      -----------                 -----------
         Consolidated net income (loss)               $(1,219,400)                 $1,134,900
                                                      ===========                 ===========

Specified items included in segment profit/loss for the quarters ended March 31:

                           RESEARCH AND   HARDWARE
          2000             DEVELOPMENT    PRODUCTS   SERVICES        ASP           TOTAL
Interest expense                        $ 133,700   $  10,500    $     3,200    $   147,400
Depreciation and
  amortization expense                  $ 228,700   $ 322,500    $   855,600    $ 1,406,800
Income tax expense
  (benefit)              $  (126,400)   $ 124,800   $ (41,100)   $  (405,600)   $  (448,300)
 Expenditures for
  additions to
  long-lived assets                     $ 179,900   $ 175,100    $ 5,301,800    $ 5,656,800


                           RESEARCH AND   HARDWARE
          1999             DEVELOPMENT    PRODUCTS   SERVICES        ASP           TOTAL
Interest expense                         $ 114,400   $   42,900                  $  157,300
Depreciation and
  amortization expense                   $ 164,800   $  212,300                  $  377,100

 Income tax expense      $  (74,000)     $ 309,700   $  178,200                  $  413,900
 Expenditures for
  additions to
  long-lived assets                      $ 462,800   $4,987,500                  $3,222,100

Revenues and long-lived asset information by geographic area as of and for the quarters ended March 31:

                                     UNITED
          2000                       STATES             EUROPE              ASIA            AUSTRALIA        TOTAL
 Revenues                         $13,297,800        $5,617,600            $479,500          $562,300     $19,957,200

 Long-lived assets                $32,159,500        $7,749,000          $1,195,200          $132,300     $41,236,000

                                     UNITED
          1999                       STATES             EUROPE              ASIA            AUSTRALIA        TOTAL

 Revenues                         $12,943,900        $7,456,800            $396,600          $293,700     $21,091,000

Long-lived assets                  $9,697,900        $4,051,700            $366,900           $51,400     $14,167,900

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

         The following table sets forth certain statements of operations data as a percentage of total revenues for the three months ended March 31, 2000 and 1999:

                                                     MARCH 31,
                                                     ---------
                                                  2000      1999
                                                 -----     -----
                Revenues:
                  Product sales                   71.6%     83.2%
                  Service                         28.4      16.8
                                                 -----     -----
                Total revenues                   100.0     100.0
                                                 -----     -----

                Cost of revenues:
                  Cost of product sales (1)       75.3      70.8
                  Cost of service (1)             84.2      83.0
                                                 -----     -----
                Total cost of revenues            77.8      72.9
                                                 -----     -----

                Gross profit                      22.2      27.1
                                                 -----     -----
                Operating expenses:
                  Research and development         2.7       1.7
                  Selling and marketing            9.6       5.2
                  General and administrative      19.4      11.0
                                                 -----     -----

                Total operating expenses          31.7      17.9
                                                 -----     -----
                Operating income                  (9.5)      9.2
                Interest expense, net             (0.7)     (0.7)
                Other income                        .2
                Provision for income taxes         3.9      (3.1)
                                                 -----     -----

                Net income                        (6.1)%     5.4%
                                                 =====     =====


(1) Expressed as a percentage of related revenues, not of total revenues.

REVENUES-PRODUCT SALES. Revenues from product sales decreased by 18.6% to $14.3 million in 2000 compared to revenues of $17.5 million for 1999. The change is due primarily to a decrease in product sales at Javelin of $2 million and a decrease at RGB/Jade of $1.3 million. The decrease at Javelin is attributable primarily to decreases in the number of units sold (approximately 5,600 units in 2000 compared to 6,250 in 1999). The decrease at RGB/Jade is due to delays in shipments to certain customers.

REVENUES-SERVICES. Revenues from services increased by 60% to $5.7 million in 2000 compared to revenues of $3.5 million for 1999. The change is due primarily to an increase in service revenues at DTI and RCS, newly acquired subsidiaries, of $2.8 million.

GROSS PROFIT. Gross profit decreased by 22.5% to $4.4 million in 2000 compared to a gross profit of $5.7 million in 1999. The decrease is comprised of the following:

                                  QUARTER ENDED MARCH 31,
                              ---------------------------------          increase/
                                  2000                1999               (decrease)
                              -------------       -------------        ---------------
       Product sales          $ 3.5 million       $ 5.1 million        $ (1.6 million)
       Service                $ 897,000           $ 602,000            $ 295,000


The change in gross profit from product sales is primarily attributable to the decrease in product sales described above and a larger proportion of products sold directly to end users.


RESEARCH AND DEVELOPMENT. Research and development expenses increased by 52% to $531,200 in 2000 compared to research and development expenses of $349,400 in 1999. The increase is primarily attributable to software development costs of $228,800 and a decrease of $47,000 relating to the design of new hardware products. The Company has expensed all software development costs as technological feasibility has not been achieved.

SELLING AND MARKETING. Selling and marketing expenses increased by 73.9% to $1.9 million in 2000 compared to selling and marketing expenses of $1.1 million in 1999. The increase is primarily attributable to an increase in selling and marketing expenses of $448,000. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 67.1% to $3.9 million in 2000 compared to general and administrative expenses of $2.3 million in 1999. The change is due primarily to general and administrative expenses relating to DTI of $707,000 and RCS of $380,000 offset by a reduction in expenses at Javelin of $191,200.

INTEREST EXPENSE. Interest expense decreased by $9,900 to $147,400 in 2000 compared to interest expense of $157,300 in 1999. The decrease is due to the use of a portion of the proceeds from the follow-on offerings completed in October 1998 and February 1999 to repay certain indebtedness.

INCOME TAXES. Provision for federal, state and foreign income taxes decreased by $1.4 million to a benefit of $779,600 in 2000 compared to a provision for income tax of $664,700 in 1999. The decrease is attributable to the overall decrease in income before income taxes of $3.8 million.

NINE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

The following table sets forth certain statements of operations data as a percentage of total revenues for the nine months ended March 31, 2000 and 1999:

                                                     MARCH 31,
                                                 ---------------
                                                  2000      1999
                                                 -----     -----
                Revenues:
                  Product sales                   68.8%     83.1%
                  Service                         31.2      16.9
                                                 -----     -----
                Total revenues                   100.0     100.0
                                                 -----     -----

                Cost of revenues:
                  Cost of product sales (1)       71.8      71.3
                  Cost of service (1)             78.9      79.9
                                                 -----     -----
                Total cost of revenues            74.0      72.7
                                                 -----     -----

                Gross profit                      26.0      27.3
                                                 -----     -----
                Operating expenses:
                  Research and development         2.3       1.8
                  Selling and marketing            8.6       4.9
                  General and administrative      13.8      12.6
                                                 -----     -----

                Total operating expenses          24.7      19.3
                                                 -----     -----
                Operating income                   1.3       8.0
                Interest expense                  (0.7)     (1.2)
                Other income                       0.5       0.1
                Provision for income taxes        (0.4)     (2.7)
                                                 -----     -----

                Net income                         0.7%      4.2%
                                                 =====     =====


(1) Expressed as a percentage of related revenues, not of total revenues.

REVENUES-PRODUCT SALES. Revenues from product sales increased by 3% to $44.4 million in 2000 compared to revenues of $43.1 million for 1999. The change is due to an increase in product sales at the three international subsidiaries of $1.9 million, an increase at RGB/Jade of $1 million, an increase at DTI, a newly acquired subsidiary, of $1.9 million offset by a decrease at CCI of $1.3 million and a decrease at Javelin of $2.1 million. The increase in product sales at the three international subsidiaries is primarily due to the enhanced acceptance of the product in such markets and the continued maturation of the distribution channel. The decrease at CCI is primarily attributable to a delay in shipments to a customer. The decrease at Javelin is due primarily to a lower number of units sold (approximately 17,400 in 2000 compared to 17,700 units in 1999) and the decrease in average unit sales price of $69.

REVENUES-SERVICES. Revenues from services increased by 129.4% to $20.1 million in 2000 compared to revenues of $8.8 million for 1999. The change is primarily attributable to increases in service revenues at DTI and RCS, newly acquired subsidiaries, of $2.8 million, and an increase at RGB/Jade of $3 million.

GROSS PROFIT. Gross profit increased by 18.6% to $16.8 million in 2000 compared to a gross profit of $14.1 million in 1999. The increase is comprised of the following:

                              Nine Months Ended March 31,
                            -------------------------------
                                 2000             1999          Increase
                            --------------   --------------   -------------
            Product sales   $ 12.5 million   $ 12.4 million   $ 148,800
            Service         $  4.2 million   $  1.8 million   $ 2.5 million

The change in gross profit from product sales is primarily attributable to the increase in product sales described above and a larger proportion of products sold directly to end users.

RESEARCH AND DEVELOPMENT. Research and development expenses increased by 60.1% to $1,493,200 in 2000 compared to research and development expenses of $932,600 in 1999. The increase is primarily attributable to software development costs of $500,700 and additional costs of $60,000 relating to the design of new hardware product. The Company has expensed all software development costs as technological feasibility has not been achieved.

SELLING AND MARKETING. Selling and marketing expenses increased by 122% to $5.6 million in 2000 compared to selling and marketing expenses of $2.5 million in 1999. The increase is primarily attributable to sales and marketing costs of $1.2 million where additional personnel were employed to expand the direct sales force and increase advertising costs associated with growing the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 36.1% to $8.9 million in 2000 compared to general and administrative expenses of $6.5 million in 1999. The change is due to an increase in general and administrative expenses relating to DTI of $707,000 and RCS of $380,000, an increase in amortization of goodwill of $1.5 million offset by a decrease of general and administrative expenses relating to Javelin and CCI of $2 million. The increase in the amortization of goodwill resulted from the acquisitions of RGB, Jade, DTI and RCS. The decrease of general and administrative expenses at Javelin and CCI resulted from the continued consolidation of administrative functions.

INTEREST EXPENSE. Interest expense decreased by $190,300 to $424,900 in 2000 compared to interest expense of $615,200 in 1999. The decrease is due to the use of a portion of the proceeds from the follow-on offerings completed in October 1998 and February 1999 to repay certain indebtedness.

INCOME TAXES. Provision for federal, state and foreign income taxes decreased by $1.1 million to $278,000 in 2000 compared to a provision for income tax of $1.4 million in 1999. The decrease is attributable to the overall decrease in income before income taxes of $2.9 million as well as increases in income from the Company's foreign subsidiaries operating in jurisdictions with lower income tax rates than those in the United States.

LIQUIDITY AND CAPITAL RESOURCES

On June 8, 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7.5 million from a financial institution. The credit facility expires on June 8, 2001 and consists of a line of credit of up to $6.0 million and a term loan of $1.5 million. Under the line of credit, the Company may borrow up to 80% of eligible receivables (as defined) and 50% of eligible inventory (as defined) with monthly interest based upon the prime rate of a national financial institution plus 1.75% (10.75% as of March 31, 2000). As of March 31, 2000 borrowings outstanding under the line amounted to $2.3 million with approximately $2.2 million available for future borrowings. Borrowings under the term loan are collateralized by substantially all of the assets of the Company and bear interest at 13.65% per annum. The Company is required to pay $25,000 per month under the term loan with all unpaid principal and interest due on June 8, 2001.

Jade has a line of credit facility of $1.8 million from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (as defined). As of March 31, 2000, there were no borrowings outstanding under the line.

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

On March 8, 2000 Aspeon completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company and a warrant to acquire 1,250,000 shares of Aspeon Solutions, Inc., a wholly-owned subsidiary of the Company. Proceeds to the Company for this placement amounted to $9.6 million net of offering costs (see note 3).

As of March 31, 2000, the Company had cash and cash equivalents of $11.4 million and working capital of $34.9 million.

Cash used in operating activities for the nine months ended March 31, 2000 amounted to $604,300 and consisted primarily of increases in inventories and income taxes payable and a decrease in trade accounts payable. Cash used in investing activities for the nine months ended March 31, 2000 amounted to $3.8 million and consisted primarily of cash used to acquire equipment and the outstanding common stock of RCS and Monument Software. Cash provided by financing activities for the nine months ended March 31, 2000 amounted to $10.2 million and consisted primarily of the proceeds from the issuance of preferred stock completed in March 2000.

The Company recently announced the formation of Aspeon Solutions, Inc., a wholly owned subsidiary, focusing on delivering mission-critical business applications customized to meet industry-specific needs. It is the intention of the Aspeon Solutions to expand into several vertical markets. Such expansion will require significant capital investments. If the Company or its subsidiary is unable to secure the required capital, the expansion of the subsidiary will have to be curtailed and/or abated. The Company believes that, except for the expansion of Aspeon Solutions, Inc., it has adequate financial resources to meet its capital requirements for the next twelve months.


NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("FAS 133"), which will become effective for the Company in fiscal 2001. FAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not expect the adoption of FAS 133 to have a material impact on its reported consolidated financial condition or results of operations.

PART II.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.



(a) 27.1 Financial Data Schedule in accordance with Article 5 of Regulation S-X.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K under Item 2 of such form dated March 9, 2000 for the private placement of securities.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Aspeon, Inc.


       May 12, 2000                       /s/ Richard P. Stack
--------------------------                ---------------------------
           Date                           Richard P. Stack
                                          Chief Executive Officer
                                          and President



       May 12, 2000                       /s/ Horace M. Hertz
--------------------------                ---------------------------
            Date                          Horace M. Hertz
                                          Chief Financial Officer

                                  EXHIBIT INDEX

27.1 Financial Data Schedule in accordance with Article 5 of Regulation S-X.