Form 10-K
period 2000-06-30
ASPEON INC
filed 2000-11-30
CIK 1021917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         COMMISSION FILE NO. 000-21477

                            ------------------------

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

                 Registrant's telephone number: (949) 440-8000

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.01 PAR VALUE

                            ------------------------

    Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of November 27, 2000 was $14,154,337. Shares of common stock held by each officer and director and by each person who owns 5% of more of the outstanding common stock of the Company have been excluded because such persons may be deemed to be affiliates.

    The total number of shares outstanding of the registrant's Common Stock was 9,436,225 as of November 27, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                FORM 10-K INDEX

                                    PART I

Item 1   Business....................................................         3

Item 2   Properties..................................................        29

Item 3   Legal Proceedings...........................................        30

Item 4   Submission of Matters to a Vote of Security Holders.........        30

                                    PART II

Item 5   Market for the Registrant's Common Stock and Related
           Stockholder Matters.......................................        31

Item 6   Selected Financial Data.....................................        32

Item 7   Management's Discussion and Analysis of Financial Condition
           and Results of Operations.................................        33

Item 7A  Quantitative and Qualitative Disclosures About Market
           Risk......................................................        43

Item 8   Financial Statements and Supplementary Data.................        43

Item 9   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure..................................        43

                                   PART III

Item 10  Directors and Executive Officers of the Registrant..........        44

Item 11  Executive Compensation......................................        45

Item 12  Security Ownership of Certain Beneficial Owners and
           Management................................................        48

Item 13  Certain Relationships and Related Transactions..............        49

                                    PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.......................................................        50

    THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THE COMPANY INTENDS THAT SUCH STATEMENTS SHALL BE PROTECTED BY THE SAFE HARBORS PROVIDED FOR IN SUCH SECTIONS. SUCH STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. THE COMPANY MAY EXPERIENCE SIGNIFICANT FLUCTUATIONS IN FUTURE OPERATING RESULTS DUE TO A NUMBER OF ECONOMIC, COMPETITIVE, GOVERNMENTAL AND TECHNOLOGICAL FACTORS, INCLUDING, AMONG OTHER THINGS, CHANGES IN LAWS, CHANGES TO OR CLARIFICATIONS OF ACCOUNTING RULES OR APPROACHES AND/OR THEIR APPLICATIONS, THE SIZE AND TIMING OF CUSTOMER ORDERS, NEW OR INCREASED COMPETITION, DELAYS IN NEW PRODUCT ENHANCEMENTS AND NEW PRODUCT AND/OR SERVICE INTRODUCTIONS, QUALITY CONTROL DIFFICULTIES, CHANGES IN MARKET DEMAND, MARKET ACCEPTANCE OF NEW PRODUCTS AND/OR SERVICES, PRODUCT RETURNS AND SEASONALITY IN PRODUCT AND SERVICES PURCHASES. SEE "BUSINESS--RISK FACTORS" FOR A MORE DETAILED DISCUSSION OF IMPORTANT FACTORS WHICH COULD CAUSE OPERATING RESULTS TO VARY SIGNIFICANTLY FROM THOSE IN PRIOR PERIODS, AND THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. SUCH FORWARD-LOOKING STATEMENTS REPRESENT MANAGEMENT'S CURRENT EXPECTATIONS AND ARE INHERENTLY UNCERTAIN. INVESTORS ARE WARNED THAT ACTUAL RESULTS MAY DIFFER FROM MANAGEMENT'S EXPECTATIONS. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THE FORWARD-LOOKING INFORMATION TO REFLECT ACTUAL RESULTS OR CHANGES IN THE FACTORS AFFECTING SUCH FORWARD-LOOKING INFORMATION.

                                     PART I

ITEM 1.  BUSINESS

    Unless specified otherwise as used herein, the terms "we," "us" or "our" "Aspeon" or the "Company" refer to Aspeon, Inc. and its wholly owned subsidiaries.

THE COMPANY

    Aspeon, Inc., formerly known as Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood
Research, Inc. The Company's executive offices are located at 17891 Cartwright Road, Irvine, California 92614. Its telephone number is (949) 440-8000, and its address on the World Wide Web is HTTP://WWW.ASPEON.COM.

    The Company's principal business activities are:

    - POS PRODUCTS. Javelin Systems, a division of Aspeon, Inc. ("Javelin") and CCI Group, Inc., a subsidiary of Aspeon, Inc. ("CCI") design, manufacture, market and sell open system touch screen point of sale ("POS") computers primarily to the foodservice and retail industries (the "POS Products").

    - SOLUTION SERVICES. Through its CCI, Jade Communications Limited ("Jade"), RGB/Trinet Limited ("RGB") (collectively "RGB/Jade") and Aspact IT Services (Singapore) Pte Ltd. ("Aspact") subsidiaries, the Company provides information technology management services for its customers that do not intend or are not able to hire their own information technology personnel (the "Solution Services"). These services include network design and management, installation of computer systems, local area network and wide area network support, maintenance and repair, and help desk support. Aspact was sold in August 2000.

    - APPLICATION SERVICES PROVIDER. Through its Aspeon Solutions, Inc. ("Aspeon Solutions"), Dynamic Technologies, Inc. ("DTI"), SB
      Holdings, Inc. ("SB"), Restaurant Consulting Services ("RCS") and Monument Software Corporation ("Monument") subsidiaries, the Company operates as an application service provider ("ASP"). Its ASP services enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual computers (the "ASP Services"). The Company's ASP Services primarily are directed toward customers in the foodservice industry.

    Since its formation in 1995, the Company has completed a number of acquisitions in an effort to expand geographically its POS Products business while aggressively developing the Solution Services and ASP Services operations.

    In December 1997, Aspeon acquired CCI and POSNET Computers (collectively "CCI"). Both companies focused on providing point of sale solutions to large restaurant chains including White Castle, AFC, Red Robin and Jamba Juice. These acquisitions formed the basis of Aspeon's POS Products and Solution Services operations.

    Aspeon began its globalization initiative in 1998, first opening Javelin sales and support offices in the United Kingdom (UK) and Australia.

    In March and April 1998, Aspeon established three international subsidiaries to expand its sales and distribution channels in the international marketplace. The international subsidiaries are: Aspeon Systems (Europe) Limited ("Aspeon Europe") headquartered in England; Aspeon Systems International Pte Ltd ("Aspeon Asia") headquartered in Singapore; and Aspeon Systems Australia Pty Limited ("Aspeon Australia") headquartered in Australia.

    In May 1998, Aspeon Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact was headquartered in Singapore and provided consulting and system integration services.

    In November 1998, Aspeon acquired RGB/Jade, a networking solutions provider with customers such as Marks and Spencer, WH Smith, Body Shop and Bass pubs. Although primarily retail focused, RGB/ Jade has relationships with major non-retail customers including Reuters and British Telecom. Aspeon launched another UK subsidiary, Teneo, in an effort to expand its service management and wide area network solutions business.

    By late 1998, Aspeon was positioned globally to provide both point of sale and communications solutions to the retail and restaurant industries, but realized it lacked the expertise in enterprise software and infrastructure, which would be necessary to complete the Company's end-to-end vision. The Company was not in a position to build a large enterprise consulting practice due to the difficulty of hiring and retaining the hundreds of consultants needed to serve its large clients.

    Aspeon began evaluating alternative business models and identified the ASP business as ideal for its vertical focus since it could develop a pre-integrated, vertically-focused suite of software applications that could be delivered through the Internet in a hosted environment. In 1999, Aspeon began developing its ASP business.

    In April 1999, Aspeon acquired DTI and SB, a Philadelphia-based provider of hosted messaging, customer relationship management, and custom software solutions to a variety of customers in the Delaware Valley area including Aventis and Right Management. This acquisition served as the platform for Aspeon's ASP offering by providing application development, implementation, and support capabilities.

    In August 1999, Aspeon acquired RCS, a provider of technology outsourcing services including Oracle Financials hosting and communications management to customers such as Champs Entertainment, Inc., Fuddruckers, Chart House, and Xando-Cosi.

    In January 2000, Aspeon created Aspeon Solutions, Inc. as a wholly-owned subsidiary to centralize and continue to rapidly develop its ASP Services business.

    In March 2000, Aspeon acquired Monument, a provider of rapid implementation services of first-class financial systems with an emphasis on Oracle Financials.

    The Company has attempted to assemble a high caliber management team and build an ASP infrastructure designed to rapidly scale as companies increasingly turn to outsourcers, like Aspeon, to satisfy their internal information technology ("IT") needs.

INDUSTRY OVERVIEW

POS PRODUCTS AND SOLUTION SERVICES

    The Company estimates that there are more than 450,000 restaurants and more than 1.6 million retail stores in the United States. These restaurants and retail stores are increasingly part of multi-location chains that have the need to capture, analyze and disseminate information throughout the entire enterprise in order to better manage inventory and costs, make pricing decisions, analyze sales data and provide customized products and services. Moreover, businesses that encounter local demographic changes or seek to expand globally face additional challenges, such as multilingual customer and employee bases, multiple currency transactions and local regulatory requirements. Consequently, foodservice providers and retailers now require robust, integrated point-of-sale ("POS") systems and services that are able to reliably and efficiently capture, manage and analyze large numbers of individual transactions generated by diversified points of sale.

    The critical front and back office roles of integrated POS systems are now being recognized by distinct market segments within the foodservice and retail industries. Quick service restaurants ("QSRs") and full service restaurants, the largest market segments within the foodservice industry, both are investing in advanced POS systems, with QSRs generally being the first to adopt the latest POS technology and full service restaurants being more price-sensitive, and therefore, more likely to adopt POS technology later in the product life cycle. A typical QSR requires four to seven POS workstations to operate efficiently, while a full service restaurant generally requires at least seven POS workstations. The foodservice industry also encompasses hotel restaurants and restaurants located in other hospitality locations, such as stadiums and arenas, casinos, theme parks and cruise lines. Retail establishments, such as convenience stores, gas stations, record stores and clothing stores, are increasingly utilizing POS systems to expedite in-store transactions and more effectively monitor inventory on a current basis.

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

ASP SERVICES

    According to Forrester Research, Inc., the size of the ASP market in 1999 was less than $1.0 billion. Forrester Research, Inc. projects this market to grow to over $11.0 billion in 2003 and that 22% of all U.S.-based application revenue will flow through ASPs.

    We believe the growth and acceptance of the ASP model is being driven by the following factors:

    - SOFTWARE COMPLEXITY. Software applications are increasingly more complex and need to be continually upgraded, integrated and supported. This is beyond the expertise of many companies.

    - SHORTAGE OF INFORMATION TECHNOLOGY PROFESSIONALS. According to International Data Corporation, by 2002 there will be a shortage of 850,000 information technology professionals in the United States and an even greater shortage of one million information technology personnel in Europe. Companies are finding it increasingly more difficult and expensive to maintain their information technology departments.

    - TELECOMMUNICATION COSTS HAVE BEEN DECLINING. The greater availability of telecommunications capacity and declining costs over the last several years have made the use of centralized computing more economical to businesses.

ASPEON'S THREE BUSINESS SEGMENTS

    Aspeon currently operates in three business segments: (a) the POS Products segment in which it designs, manufactures, markets and sells open system touch screen POS computers primarily for the food service and retail industries,
(b) the Solution Services segment in which it provides retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the POS cash register terminal to the back office to an organization's headquarters and (c) the ASP Services segment in which it provides integrated business application software customized to meet industry-specific requirements. The financial information for business segments and geographic areas is included in Note 11 to the Consolidated Financial Statements included herein under Item 14 of this Report.

POS PRODUCTS

    Aspeon, through its Javelin Systems division and its subsidiary, CCI, designs, manufactures and markets open system touch screen POS computers primarily for the food service and retail industries. The Company's family of network-ready computers integrates substantially all of the functionality of a standard desktop personal computer into durable, small, footprint touch screen workstations that run on industry standard operating systems. Our POS Products offer customers a fully functioning PC inside a small footprint touch screen workstation. The Company's systems are network ready and support industry standard operating systems, enabling the easy installation and setup of leading industry standard POS software programs. The Company's system also virtually eliminates configuration conflicts due to the system's proprietary embedded firmware. In addition, its single motherboard design reduces costly trouble-shooting and service calls, and the Company's systems are sealed to protect against liquid and other foreign matter entering the interior electronic chamber. The Company believes that its POS Products offer its clients more features and better reliability than its competitors' products at lower price points ranging from $2,500 to $3,700. The Company's product line is currently comprised of the Javelin-Wedge 5, Javelin-Wedge P, Javelin-LC, Javelin-LCP, and Javelin Viper series.

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

    JAVELIN-LC. The Javelin-LC product line offers customers what the Company believes is the smallest footprint of any POS computer in the industry with a footprint of less than eight inches square and has been designed to be more compact and elegant in appearance, making it suitable for both the foodservice market and the retail market. In addition, the system's reduced size and flat panel display allow it to be mounted in a variety of ways, including wall-mounted, fixed to an adjustable base or attached to an articulated arm. The Javelin-LC features a 133mHz processor, system memory from 4 MB of RAM to 64 MB of RAM, 1 MB of video memory, a 10.4 or 12.1 inch TFT active matrix screen, 2 serial ports, 1 enhanced parallel port and a 10 Base-T Ethernet port. The Javelin-LC is designed to meet the industry's unique hardware requirements for speed, space, flexibility and multimedia features.

    JAVELIN-LCP. The Javelin-LCP is a product line extension of the Javelin-LC. This is a Pentium based LC product which, like the Javelin-LC, the Company believes to have the smallest footprint of any POS computer in the industry. The speed of the Pentium-based CPU offers clients the ability to dramatically increase speed and performance when using graphically intensive POS applications. The LCP features a 200 MHz Intel Pentium processor with additional features such as an integrated sound card and full screen video, 3 serial ports and up to 128 MB of RAM. The foodservice industry, especially the quick service restaurants ("QSR") segment, is demanding the latest generation hardware to be based around the Pentium processor. The Javelin-LCP is designed to meet the industry's unique hardware requirements for speed, space, flexibility and multimedia features.

    JAVELIN-LP. The Javelin-LP is a compact, low profile PC for the high-traffic, POS environment. The LP is planned to be network-ready with an integrated 100/10BaseT Ethernet controller. With 4 serial ports, two of which can supply +5Volt power, the LP will accommodate a variety of peripheral equipment such as cash drawers, card readers, scanners and printers. The Javelin-LP's rugged, aluminum die-cast, convection cooled case provides the Javelin LP with a significant advantage over other POS systems. The LP is designed to be spill-resistant with a solid cover, and, because it has no fans, is noiseless and has no vents into which airborne debris can enter and collect inside the system. The LP's low profile design requires minimal counter space, and I/O connectors be located at the bottom of the unit allow easy routing of cables through a small opening in a counter or desk top. The Javelin-LP comes with an integrated touchscreen controller supporting both Elographics and Microtouch Bus Monitors, eliminating the need for an external controller.

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

    VIPER.- The Javelin Viper is a low profile touchscreen PC designed for the high-traffic POS environment. The Viper is network-ready with an integrated 10/100Base T controller and Ethernet interface. Equipped with 6 serial ports, the Viper can support a variety of peripheral POS equipment such as cash drawers, card readers, scanners and printers. The Viper's low profile design requires minimal counter space and its modular LCD display can be positioned at various angles or even detached from the base to accommodate special area requirements.

    VIPER RT.- The Javelin Viper RT touchscreen POS system incorporates all of the features of the Viper, but also includes an integrated, detachable 32-key keypad. The lightweight aluminum base of the Viper RT features a Pentium-class 333 MHz microprocessor with four external serial ports and two USB ports for expanded connectivity to peripheral devices. If counter space is limited, the modular display can be detached from the base and mounted to the counter or wall. The base can be stored up to 50 feet away and connected by a single CAT-5 cable. Wireless configuration is also available as an option. Javelin engineers included an on-board system health monitor that allows users to proactively monitor system performance and the PC's general configuration. Through the use of the Internet or any dial-up networking software the Viper RT allows users to monitor the integrity of the system from a connected PC in another location. This feature may assist with identifying potential conflicts before they result in costly system downtime.

    The product line is undergoing a transition with most new customers adopting the latest generation product, the Javelin Viper and Viper RT. The Company has initiated an "end of life" strategy for the Wedge 5/P, LC, and LCP in fiscal 2001.

SOLUTION SERVICES

    Aspeon, through its CCI, RGB/Jade and Aspact subsidiaries, provides retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the POS cash register terminal to the back office to an organization's headquarters.

    IT MANAGEMENT SERVICES

    We provide various onsite and offsite management services for our customers including data center operations, local area network ("LAN")/wide area network ("WAN") support, and information strategic planning. These services are typically required by customers who do not intend or are unable to build their own IT department.

    NETWORK DESIGN/PROJECT MANAGEMENT SERVICES

    The Company provides network services ranging from network design to large-scale network implementation, which would include a review and audit of a customer's existing POS technology infrastructure, an assessment of the functional requirements of the customer's POS system, the preparation of network specifications and technical design documentation and diagrams. The Company's network implementation services involve the purchase, delivery, testing and installation of enterprise-wide POS systems. The Company acts as the single project manager for all parties involved in a multi-unit installation, to effectively converge and integrate the client's business processes. The Company believes that the delivery of a combination of design, implementation and management services through a project manager enables the Company's personnel to fully understand the customer's computing and operating environments, install POS systems that meet the customer's specialized requirements and train the customer's users and internal POS system staff prior to the full migration to a new POS system. The Company's personnel have extensive experience resolving the integration, implementation and management issues faced by its customers, and the personnel involved in any particular project are carefully selected for their technical expertise to meet the requirements of the specific project. The Company assesses its customers' POS system requirements and selects the optimal mix of applications and products of various hardware and software vendors, and does not exclusively use Aspeon products. The Company's expertise extends through each area of POS system networking to create a tailor-made infrastructure for the client, including structured cabling, power, LAN, WAN and Internet technologies.

    OTHER SERVICES

    - MANAGED NETWORK SERVICE SOLUTIONS. The Company's network management services include combinations of the following services, which are selected by the customer to meet its specific needs: network health checks, baseline documentation and management maintenance, break/fix remote network management, and diagnostics help desk network outsourcing services.

    - HELP DESK SERVICE SOLUTIONS. The Company's emergency software hotline is available for questions customers may have with respect to specific application software and operating systems. The Help

      Desk is designed to provide service and support for issues that can be resolved without an on-site visit. If at any time during the Help Desk call it is determined that hardware service is required, the support personnel will expedite the call to the appropriate third party on-site service entity or our own depot maintenance department.

    - HARDWARE SERVICE/HARDWARE MAINTENANCE/PREVENTATIVE MAINTENANCE SERVICE SOLUTIONS. A variety of hardware maintenance options are currently provided. Calls placed to a central service center are provided with assistance to determine the nature of the call. Once the failure is determined, the responding third party field technician will answer the call in accordance with services needed and contracted coverage. Depot service supplies configured equipment directly to the location for uninterrupted operations while defective equipment is returned from the site to the service center for repair.

    - INSTALLATION SERVICE SOLUTIONS. Site-specific training is available primarily through our third party software partners. Hardware preparation such as software load, equipment burn-in, cabling and performance testing of "pre-live" systems is an essential component prior to installation.

ASP SERVICES

    Aspeon, through its Aspeon Solutions, DTI, RCS and Monument subsidiaries provides ASP Services that include deploying, managing and supporting software applications hosted at our data centers for our customers. Our ASP Services are designed so that our customers can choose the combination of software applications that best meet their business requirements, technical needs and financial resources.

    Our ASP Services customers are mid-sized businesses between $20 million and $500 million in revenue. The Company typically enters into three-year agreements with our customers and charges a monthly fee based on the software applications we host. Our customers pay for our ASP Services on a monthly or quarterly basis. Amounts invoiced to customers are based on the number of users, types of applications hosted and number of support services utilized by the customer.

    We believe that growth in the demand for our ASP Services is dependent upon the following factors:

    - the compatibility between our ASP Services and technology that our customers use,

    - our ability to reliably deliver ASP Services to our customers,

    - other ASP providers providing quality services so as not to diminish consumer confidence in ASP Services,

    - mitigating the effects of defects in software applications delivered from our data centers that are beyond our control,

    - our ability to strengthen awareness of our brand and differentiate the services we offer from those of our competitors,

    - our ability to market our services in a cost-effective manner to new customers, and

    - satisfying customer concerns over data security and user privacy.

    We believe that our ASP solutions offer the following key benefits:

    - RELIABLE SERVICE. By offering service level agreements and utilizing the latest technology, we are able to provide increased levels of service, which our customers cannot easily replicate.

    - REDUCE DEPENDENCY ON INFORMATION TECHNOLOGY STAFF. The maintenance of a complete, professionally managed information technology team necessary to effectively manage complex software and information technology infrastructures is increasingly expensive and difficult. By outsourcing all or part of their information technology needs, our customers are able to reduce their information technology staff and can focus on their core competencies.

    - LOWER COSTS. By spreading information technology costs among many customers, we are able to achieve economies of scale not possible for our target customers and, as a result, offer our customers significant cost savings. Our customers are able to forecast and budget their ongoing information technology costs and reduce their upfront information technology investment.

    - RAPID DEPLOYMENT. By having their software applications hosted at central locations, our customers are able to rapidly deploy and quickly upgrade their software, allowing them to more rapidly realize returns on their information technology expenditures.

    - INTEGRATION. We have identified and pre-configured a best of breed set of application components for our target customers. This reduces the integration cost to our customers, which traditionally runs 2 to 3 times the cost of the underlying software license.

SOFTWARE PARTNERS

    Among the software applications offered for delivery as part of our ASP Services are the following:

SOFTWARE PARTNER                           SOFTWARE PRODUCT
----------------                           ----------------
Microsoft................  Email, Database, Web Servers, Operating Systems
Oracle...................  Financials, Database
Eatec....................  Restaurant Back Office
Business Objects.........  Decision Support, Portal
Lawson...................  Financials

BUSINESS STRATEGY

    The Company's objective is to become the premier solutions provider for multi-site chain operators in the food service and retail industries. Our business strategy is to attempt to achieve this objective by leveraging our restaurant POS Products and Solutions Services businesses together with our DTI, RCS, and Monument acquisitions to grow our ASP business into a larger portion of our business. The Company also plans to attempt to achieve these objectives through internal growth and development and, to the extent suitable acquisition candidates are identified, through the acquisition of complementary businesses.

    Key elements of Aspeon's strategy include the following:

    - GROW THE ASP AND IT MANAGEMENT BUSINESS. The Company intends to increase its sales of products and services to multi-unit chains by providing them with an end-to-end ASP solution. The evolution of open systems, the complexity and cost of implementing information systems and the demand by customers for timely operational data, has created an opportunity for Aspeon with our in-depth knowledge of the industry and ability to integrate software and hardware packages into a successful end-to-end solution for clients. We have added an IT management component to this service for clients whom do not have internal resources to plan and implement IT solutions.

    - INTRODUCE TIMELY NEW JAVELIN POS PRODUCTS. The Company intends to continue to develop new POS hardware systems incorporating advanced PC technology utilizing its engineering team composed of PC industry veterans. Because a significant portion of the Company's management is experienced in the PC industry, the Company has been able to quickly launch new products in the POS system industry and respond quickly to its customers' specific needs. This experience has enabled Aspeon to rapidly establish itself in the POS market by developing and introducing new products with advanced features in an average of six months compared to the industry standard of twelve to eighteen months. The Company intends to leverage its history of timely new product introductions and successful customer engagements and expand its marketing programs to enhance its market presence and visibility with the goal of maintaining Aspeon's recognized leadership in providing POS solutions.

    - RAPIDLY PENETRATE THE MARKET THROUGH OUR THIRD-PARTY DISTRIBUTION CHANNELS. We market our ASP Services primarily through a direct coast-to-coast sales force, but we intend on providing our ASP Services through our traditional point of sale third-party distribution channels. We believe these distribution channels will allow us to rapidly increase our market penetration without incurring significant capital expenditures. This should also allow us to shorten the sales cycle for our service offerings by targeting the customer closer to the time of the customer's decision to purchase ASP solutions. We also believe this strategy will create stronger business ties with our distributors who only carry our Javelin POS product line.

PRODUCT DEVELOPMENT

    For the fiscal years ended June 30, 1998, 1999 and 2000, the Company spent approximately $874,000, $1,336,000 and $1,968,000, respectively, on product development. The Company maintains an engineering and development staff of approximately ten people, with expertise in electronics, mechanical and software design, who are responsible for prototyping, tooling and testing the Company's products. The Company's engineering and manufacturing staff then coordinate with systems engineers and quality control personnel to progress from the final design stage to mass production.

SALES AND MARKETING

    The Company's products are primarily distributed through its direct sales organization, strategic relationships with outside equipment manufacturers ("OEMs") and value added resellers ("VARs") that have a strong reputation in the foodservice and retail POS markets. By initially distributing its products through OEMs and VARs, the Company was able to take advantage of the existing name recognition and market position of its OEMs and VARs and quickly establish a market for its products, while minimizing expenditures for direct sales, marketing, technical support and service. The Company's direct sales organization consists of approximately 15 professionals focused on offering our, point of sale, ASP and communications solutions to existing and new customers, as well as to gain access to new market segments and international markets.

    We are initially targeting our ASP Services to medium to large sized businesses which we believe represent a strong market opportunity. We plan to expand our marketing to smaller businesses in the future. In fiscal 2000, the Company spent approximately $1.3 million for our advertising and promotional strategies. In 2001, we currently plan to spend approximately $1.0 million to establish our brand name and create market awareness. As part of our efforts to continue end user and channel education about the ASP concept, we have allocated $500,000 for domestic print advertising in restaurant publications, targeting chief executive officers, chief technology officers, chief information officers and chief financial officers. We are also developing new ASP tools for both our direct sales force and our channel sales partners to support them throughout the sales process, as well as allocating over $250,000 to our continued participation in end user and channel-focused tradeshows. We will continue our strategy to develop our channel sales through cooperative seminars and events with our independent resellers.

ASP DELIVERY SYSTEM

    We have developed a secure, reliable and high-performance system for delivering software applications to multiple users, which we believe provides us with a significant competitive advantage. Personnel in our Beverly, Massachusetts, Danvers, Massachusetts and King of Prussia, Pennsylvania locations monitor our system on a continual basis. We combine internally created technology innovations with technologies from leading software and hardware providers, including, among others Hewlett-Packard ("HP") and Compaq computer servers, Cisco Systems routers and firewall protection software, and EMC storage devices. To address the diverse requirements of our customers, we offer our ASP Services on all of the leading operating systems and computing platforms including HP, Unix and Microsoft Windows NT. Our delivery system is scalable, allowing servers to be added to support additional users without disrupting other servers that are concurrently running software applications.

    We operate state-of-the-art data centers in Danvers, Massachusetts and King of Prussia, Pennsylvania from which we deliver our ASP Services. Each facility features separate, back-up network and power connections, cooling systems and on-site back-up diesel generators to ensure continuous power supply. We employ several security measures including:

    - electronic surveillance,

    - limited access electronic card key measures,

    - the physical separation of servers from administrative workstations, and

    - firewalls at each entry point to our data center.

    We offer connectivity to our systems from virtually anywhere in the world, providing customers with global access to software applications. Customers can access us:

    - via the Internet,

    - through high speed connections, and

    - over Frame Relay through AT&T Corp. and MCI Worldcom, Inc. or over dedicated, private lines.

    We have designed our network to attempt to minimize the effect of interruptions. We monitor the performance and security of our entire infrastructure. We have also implemented security measures to identify potential sources of failure or interruption. Although we have attempted to build complete back up into our network and hosting facilities, our delivery system is currently subject to several single points of failure, and a problem with one of our servers, routers or switches could cause an interruption in the services we provide to some of our customers.

    The design of our data centers enables systems administrators and support staff to be promptly alerted to problems and rapidly resolve any technical issues.

    The Company has had preliminary discussions with a domestic organization to consolidate our data centers into one outsource provider that will allow us to minimize capital investment, increase security, increase scalability, and lower operating costs. The Company has currently delayed plans to consolidate its data centers pending its assessment of future data center needs.

MANUFACTURING

    The Company's manufacturing operations consist of the procurement of components and the assembly, testing and quality assurance of finished goods for shipment to its customers. Third-party manufacturers provide the fabrication of major sub-assemblies, such as circuit boards and sheet metal chassis, and the supply of other finished components, such as touch screens. The Company monitors the quality of its purchased and manufactured components through source and incoming inspection. The Company evaluates and monitors suppliers based on quality, reputation, responsiveness and price. The Company uses an outsourced contract manufacturer in Singapore to assemble our Viper product. Our other products are assembled in our Irvine, California facility.

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

COMPETITION

POS PRODUCTS AND SOLUTION SERVICES

    The market for the Company's POS Products is highly competitive, subject to rapid change and sensitive to new product introductions or enhancements and marketing efforts by industry participants. The Company expects to continue to experience significant and increasing levels of competition in the future; in part as open systems architecture in its targeted industries becomes more common. The principal elements of competition related to the Company's POS Products include price, product features and performance, compatibility with open systems, quality and reliability, brand awareness, level of customer service and quality of display. The POS systems integration industry is also highly competitive and undergoing continual change. The principal elements of competition related to the Company's systems integration services include reputation, scope of services provided, availability of resources and price. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The Company must also compete with smaller service providers that have been able to develop strong local or regional customer bases. Most of the Company's competitors for its products and services, as well as certain potential competitors, are more established, benefit from greater name recognition, have significantly greater financial, technological, production and marketing resources, and have more extensive distribution networks than the Company.

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

    The Company's competitors include a substantial number of large well-established companies including International Business Machines (IBM), Micros, Par Technology Corporation, Radiant Systems, Inc., NCR, and Panasonic, each of which also offers open systems architecture products and services related thereto. There can be no assurance that the Company will be able to maintain its competitive advantage or that these existing substantial competitors, or new competitors, will not develop competitive products and services with favorable pricing. Moreover, the Company has little or no proprietary barriers to entry that could keep its competitors from developing similar products or services and technology or selling competing products or services in the Company's markets.

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

ASP SERVICES

    The ASP market is extremely competitive. The tremendous growth and potential size of this market has attracted many start-ups, as well as extensions of existing businesses from different industries. The principal competitive factors in the ASP market include:

    - quality of service, including performance, scalability, reliability and functionality,

    - customer service and support,

    - variety of services offered,

    - price,

    - name recognition, and

    - network security.

    Our current and prospective competitors include other ASPs, systems integrators, and hardware and software suppliers.

    ASPS. We expect to compete with other companies whose core business is providing ASP Services to restaurant chains. These competitors include, among others, Mirus, Agilera, Radiant Systems, and MICROS Systems, Inc ("Micros").

    SYSTEMS INTEGRATORS. We compete with commercial systems integrators who bundle their services with software and hardware providers and perform an outsourcing role for the customer. Examples of these competitors include ACS, EDS, Andersen Consulting, PricewaterhouseCoopers and IBM Global Services, among others. These companies provide professional consulting services in the use and integration of software applications in single-project customer engagements. Systems integrators may establish strategic relationships with software application providers to offer services similar to our ASP offerings. Their strengths include local customer awareness and relationships with hardware and software companies. Additionally, regional systems integrators may align themselves with Internet service providers to offer complex website management combined with professional implementation services.

    HARDWARE AND SOFTWARE COMPANIES. We compete with hardware and software companies in providing software application solutions, communication solutions, and point of sale solutions. In order to build market share, both hardware and software providers may establish strategic relationships to enhance their service offerings. IBM Solutions currently provides applications outsourcing of its Lotus Notes products and delivers the service via the IBM network infrastructure. J.D. Edmunds & Company, a developer of enterprise resource planning software, has announced that it will offer its software in an outsourced model. SAP Aktiengesellschaft ("SAP") has formed an outsourcing organization to develop key partnerships with leading consulting firms with the intent of offering SAP software and PeopleSoft and Oracle have announced an ASP strategy. We believe that additional hardware and software providers, potentially including our current software partners, may enter the outsourcing market in the future.

    OTHER POTENTIAL COMPETITORS. It is possible that new competitors or alliances may emerge and gain market share. Such competitors could materially affect our ability to obtain new contracts. Further, competitive pressure could require us to reduce the price of our products and services, thus affecting our business, financial condition and results from operations.

    Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry. As a result, certain of these competitors may be able to develop and expand their service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies.

EMPLOYEES

    As of November 27, 2000, the Company had approximately 346 full-time employees, including 40 employed in sales and marketing, 273 employed in engineering, technical support and production, research and development and 33 employed as administrative and support staff. Unions represent none of the Company's employees, and the Company considers its employee relations to be good.

RISK FACTORS

RISKS RELATED TO THE COMPANY

THE COMPANY'S COMMON STOCK MAY BE DELISTED FROM THE NASDAQ STOCK MARKET

    The Company's common stock is listed on the Nasdaq National Market System. On October 10, 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading of the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that its Common Stock would be delisted from Nasdaq if the Company did not file its Annual Report on Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Company's Form 10-K was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. As of the date of the filing of this report with the SEC, Nasdaq has not informed the Company as to its decision. The Company is not able to give any assurances that trading of its Common Stock will resume on Nasdaq at any time in the future.

    Nasdaq provides brokers and others with immediate access to the best bid and ask prices and other information about stock traded on Nasdaq during each trading day. If the Company were to lose its Nasdaq National Market System designation, real-time price information for its Common Stock might cease to be available. As a result, an investor might find it more difficult to dispose of, or to obtain more accurate quotations as to the price of, the Company's Common Stock.

    If the Company were to lose its Nasdaq National Market System designation, it would seek to have its Common Stock listed on the Nasdaq SmallCap Market or another securities exchange, subject to the Company's ability to satisfy the eligibility criteria for such exchange. If the Company was not able to meet the Nasdaq SmallCap Market maintenance criteria, trading, if any, in the Company's Common Stock might continue to be conducted in non-Nasdaq over-the-counter markets. The Company's Common Stock would then be subject to the risk that it could become characterized as a low-priced or "penny stock," which characterization could have a material adverse effect on the market liquidity of the Company's Common Stock. See the section heading "Risks Related to Penny Stock Regulation" below for a discussion of such risks.

    No assurances can be given that the Company's Common Stock will be traded on Nasdaq or any other exchange or market at any time in the future. If the Company's Common Stock does not trade on any exchange or market in the future, then stockholders of the Company may lose their investment in the Company.

RISKS RELATED TO PENNY STOCK REGULATION

    Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

    If the Company's Common Stock becomes subject to the penny stock rules, such rules may restrict the ability of broker-dealers to sell the Company's Common Stock and may affect the ability of holders to sell the Company's Common Stock in the secondary market and the price at which such holders can sell any such Common Stock.

SHAREHOLDER LAWSUITS FILED AGAINST THE COMPANY

    The Company is aware of at least seven lawsuits in which the Company, Richard P. Stack, the President and Chief Executive Officer of the Company, and Horace Hertz, the former Chief Financial Officer of the Company, have been sued in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. The plaintiffs seek class action status. Per press releases, other plaintiffs are purported to have filed similar lawsuits against the Company and its officers or former officers. The Company believes that the claims being brought against the Company and its officers are totally without merit and the Company intends to engage in a rigorous defense of such claims. No assurances can be made that the Company will be successful in its defense of such claims. If the Company is not successful in its defense of such claims, the Company could be forced to make significant payments to its shareholders, and such payments could have a material adverse effect on the Company's business, financial conditions and results of operations.

FUTURE CAPITAL REQUIREMENTS

    The Company has expended and will continue to expend substantial funds on the development of its ASP services, IT infrastructure, expansion of its sales and marketing efforts, expansion of its services business, potential acquisitions and product development. Consequently, the Company may require additional funds to finance its operations. The precise amount and timing of the Company's funding needs cannot be determined at this time, and will depend upon a number of factors, including the market demand for the Company's products and services, the progress of the Company's product development efforts, and the Company's management of its cash, accounts payable, inventory and other working capital items. There can be no assurance that, if required by the Company in the future, funds will be available on terms satisfactory to the Company, if at all. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the existing stockholders of the Company will be reduced, the existing stockholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the holders of the Company's Common Stock. Additionally, any debt financing that may be available to the Company may include restrictive covenants on the Company. An inability to obtain needed funding on satisfactory terms may require the Company to terminate its operations and sell its assets and dissolve, reduce planned capital expenditures, to reduce planned levels of advertising and promotion, to scale back its manufacturing or other operations or to enter into financing arrangements on terms which it would not otherwise accept, and could have a material adverse effect on the Company's business, financial condition and results of operations. No assurances can be made that the Company will be able to obtain financing for its operations in the future.

TERM LOAN AND LINE OF CREDIT

    In June 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expires in June 2001 and consists of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The credit facility contains a .50% per annum unused line of credit fee, which is based on the difference between the borrowing capacity and outstanding balance. Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 13.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due in June 2001. At June 30, 2000, borrowings outstanding under the term loan amounted to $900,000.

    Under the terms of the credit facility, the Company was permitted to borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (9.5% as of June 30, 2000). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. At June 30, 2000, borrowings outstanding under the line amounted to $2,497,000.

    The credit facility contains certain restrictive financial and non-financial covenants. The Company is required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, the Company was in default of certain non-financial covenants. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 11.5%, and limiting borrowings to approximately $3,538,000. The Company believes that it will be able to satisfy the accelerated repayment terms while simultaneously seeking and obtaining replacement financing. However, no assurances can be made that the Company will be able to meet its repayment obligations under the term loan or line of credit or that the Company will not default under the terms of the term loan or line of credit in the future, or that the Company will be able to obtain replacement financing on suitable terms. If the Company defaults under the loans and the lender demands repayment, or the Company is not able to obtain replacement financing on satisfactory terms, the Company may be required to terminate its operations and sell its assets and dissolve, reduce planned capital expenditures, reduce planned levels of advertising and promotion, scale back its manufacturing or other operations, or enter into financing arrangements on terms which it would not otherwise accept, and any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations.

SERIES A CONVERTIBLE EXCHANGEABLE PREFERRED STOCK

    In March 2000, Aspeon completed a private placement of securities with Marshall Capital Management, Inc., ("Purchaser"), an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of Aspeon Solutions, at an exercise price of $5.00 per share pursuant to a Securities Purchase Agreement dated March 7, 2000 by and among the Company, Aspeon Solutions and the Purchaser. Proceeds to the Company from the placement amounted to $9,568,400, net of $431,600 in issuance costs.

    In October 2000, Purchaser notified the Company that it was in default of various covenants associated with the Preferred Stock and related agreements. As a result of these defaults, the Purchaser has the right to pursue any or all of the following remedies:

    - REDEMPTION OF PREFERRED STOCK. The Purchaser may require that the Company redeem all or any portion of the Preferred Stock at a redemption price equal to the greater of: (i) 125% of the sum of the aggregate $1,000 stated value per share of the Preferred Stock outstanding plus accrued dividends and interest (the "Aggregate Value") or (ii) the amount which results from dividing the Aggregate Value by the conversion price in effect for the Preferred Stock on the redemption date and multiplying the resulting quotient by the average closing trading price for the Company's Common Stock on the five trading days immediately preceding the redemption date. If the

      Purchaser were to require that the Company redeem all of the Preferred Stock as of November 30, 2000, the Company estimates that the redemption price for such shares would be in excess of $12,300,000.

    - 1.5% PENALTY PAYMENT. During the time that the shares of Common Stock of the Company which may be acquired upon the conversion of the Preferred Stock (i) may not be sold pursuant to an effective registration statement or are not freely saleable pursuant to Rule 144(k) of the Securities Act of 1933, or (ii) are not freely tradeable on the Nasdaq National Market or the New York Stock Exchange, then the Purchaser may demand the payment of the amount which results from multiplying 1.5% per month and the aggregate $1,000 stated value per share of the Preferred Stock outstanding. The Company estimates that the approximate monthly amount which it may be required to pay to the Purchaser pursuant to this 1.5% penalty provision is $148,000.

    - REPRICING EVENT AND SHARE LIMITATION INCREASE. The Purchaser may reduce the conversion price for the Preferred Stock to the lesser of (i) the lowest conversion price of the Preferred Stock or market price of the Common Stock of the Company (in either case, calculated according to the terms of the Preferred Stock) during the applicable default period or
      (ii) the conversion price for the Preferred Stock otherwise in effect on the conversion date. In connection with any such reduction of the conversion price of the Preferred Stock, the applicable limits of the number of shares of Common Stock which may be acquired upon the conversion of the Preferred Stock (the "Share Limitation"), shall be increased in proportion to the reduction in the conversion price of the Preferred Stock. The Company estimates that if the conversion price for the Preferred Stock were repriced effective as of October 10, 2000 (the last trading day of the Company's Common Stock) pursuant to the formula described above, the conversion price would be reduced to approximately $1.50 per share and the Share Limitation of approximately 1,500,000 shares of Common Stock would not change because the repricing event would not proportionately decrease the conversion price, as compared to the conversion price which would otherwise be calculated absent a repricing event.

    The Company currently is negotiating with the Purchaser to attempt to obtain a waiver of the defaults under the terms of the Preferred Stock and related agreements. However, no assurances can be made that the Company will be successful in its efforts to obtain a waiver of the defaults. If the Company is not able to obtain a waiver of defaults from the Purchaser and the Purchaser elects to pursue the default remedies described above, the Company could be forced to seek financing to obtain the funds necessary to pay to the Purchaser the redemption amount of the Preferred Stock and the accrued 1.5% penalty amounts. If the Company is not able to obtain financing on satisfactory terms, the Company may be required to terminate its operations and sell its assets and dissolve, reduce planned capital expenditures, reduce planned levels of advertising and promotion, scale back its manufacturing or other operations or enter into arrangements on terms which it would not otherwise accept, and any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations.

OPERATING HISTORY AND EVOLVING ASP BUSINESS MODEL

    The Company's revenues and operating results during fiscal 2000 have deteriorated compared with prior revenue and operating results. Future periods are subject to all of the risks and uncertainties inherent in the on going development of existing and new products and the growth of an evolving and unproven ASP business. In order to operate our business successfully, we must:

    - increase awareness and market penetration of our brands,

    - attract, retain and motivate qualified personnel,

    - maintain our existing, and develop new, relationships with software providers and vendors,

    - raise additional capital, and

    - convince customers that we can provide reliable and cost-effective services.

    Our management team faces the challenge of successfully implementing company-wide administrative and operating systems and managing our newly acquired companies as well as companies we may acquire in the future. We may not be able to successfully manage our businesses to achieve or maintain profitability.

    The Company intends to make investments on an ongoing basis, primarily from cash expected to be generated from operations, and to the extent necessary, funds available from existing lines of credit, as the Company develops and introduces new products and services and expands into new markets. There can be no assurance that the Company will be able to generate cash flows from operations or that there will be funds available from existing lines of credit.

RATE OF GROWTH

    The Company does not believe that domestic hardware sales will continue to grow at the rate at which they have grown in the past. Further, the Company cannot guarantee that it will be able to increase domestic service sales or that its foreign hardware and service sales in the future will be at or near the rates of the past.

    The market for ASP Services has only recently begun to develop and is evolving rapidly. Future demand for these services is highly uncertain. We believe that many of our existing and potential customers are not fully aware of the benefits of ASP Services. We must educate potential customers regarding these benefits and convince them of our ability to provide complete and reliable services. The market for ASP Services may never become viable or grow further. If the market for our ASP Services does not grow or grows more slowly than we currently anticipate, our business, financial condition and operating results could be materially adversely affected.

SIGNIFICANT FLUCTUATIONS IN OPERATING RESULTS

    The Company has experienced in the past and may in the future experience significant fluctuations in its operating results and cash flows. Such fluctuations may be caused by many factors, including, but not limited to: the size and timing of individual orders or service contracts, some of which may be of significant size; seasonality of revenues; employee hiring and retention, particularly with respect to sales and IT personnel; lengthy sales and implementation cycles; reduction in demand for existing products and services and shortening of product life cycles; acceptance of the ASP business, the timing of the introduction of products and services, product enhancements or services by the Company or its competitors; competition and pricing in the POS systems and ASP industries; market acceptance of new products and services; service personnel utilization rates; the ability of the Company to expand its international and domestic sales, as well as the mix of such sales; foreign currency exchange rates; changes in the mix of products and services sold; general health of the restaurant and retail industries, particularly the quick service restaurant segment; the ability of the Company to generate service agreements; product quality problems; the ability of the Company to control costs; the Company's success in establishing and expanding its direct and indirect distribution channels; the mix of distribution channels through which the Company's products are sold; and general economic conditions. The Company's products are typically shipped shortly after orders are received and, consequently, order backlog at the beginning of any quarter typically represents only a small portion of that quarter's expected revenues. As a result, product revenues in any quarter are substantially dependent on orders booked, shipped, and where obligated by the Company, installed in that quarter. Revenues for any future quarter are not predictable with any significant degree of accuracy. Product revenues are also difficult to forecast because the market for the Company's products is rapidly evolving and the Company's sales and implementation cycles, from initial evaluation to multiple product purchases and the provision of support services, vary substantially from customer to customer. The Company has in the past experienced and expects to continue to experience quarters or periods with individual product or service orders which are significantly larger than its typical product or service orders, adding to the unpredictability of the Company's revenues. The Company's expense levels, however, are based in significant part on the Company's expectations of future revenues and therefore are relatively fixed in the near term. In addition, the Company expects expense levels to increase in the near term as the Company attempts to expand its operations. Net income may be disproportionately affected by an unanticipated decline in revenue for a particular quarter because a relatively small amount of the Company's expenses varies with its revenue in the near term. Moreover, the POS systems industry is generally dependent on system rollouts with fixed time horizons. The Company's operating results, particularly with respect to its Solutions Services and ASP Services businesses, may vary significantly because of the Company's failure to obtain major projects, the cancellation or delays in the progress of major projects for any reason and the Company's failure to timely replace projects that have been completed or are nearing completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis. The Company may also experience relatively weaker demand for its products in August, particularly in international markets, and December as a result of reduced sales activities during those months.

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

RISKS ASSOCIATED WITH ACQUISITIONS

    Within the past three fiscal years, the Company acquired CCI, Aspact, RGB/Jade, DTI, RCS and Monument. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations and personnel of the acquired business, the integration of management information and accounting systems of the acquired business, the diversion of management's attention from other business concerns, risks of entering markets in which the Company has no direct prior experience, and the potential loss of key employees of the acquired business. In particular, all of the acquired companies have self-contained management information and accounting systems. In the later part of fiscal 2000, the Company initiated a strategic plan to consolidate and centralize management information and accounting systems, payroll systems and employee benefit programs that fully integrate each acquired entity's existing structure. The Company's management will be required to continually devote substantial time and attention to the integration of the recently acquired, or any future acquired, businesses and to any material operational or financial problems arising as a result of the acquisitions. There can be no assurance that operational or financial problems will not occur as a result of any acquisition. Failure to effectively integrate acquired businesses could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF INTERNATIONAL SALES AND INTERNATIONAL OPERATIONS

    The Company derived approximately 3%, 35% and 35% of its total revenues from sales outside North America in the years ended June 30, 1998, 1999 and 2000, respectively. The Company believes that its growth and profitability will require additional expansion of its POS products and Solutions service sales in foreign markets. Sales made outside North America related to the POS Product and Solution Services operations. At this time, the Company has no plans to pursue the ASP Services business outside North America. The Company has sales or support staff located in Australia and England. The Company's expansion into foreign countries has required and will continue to require significant management attention and financial resources, particularly with respect to the expansion of the Company's sales force, managing the Company's manufacturing operations, which have been outsourced to a third-party manufacturer in Singapore, and the Company's operation and management of its acquired service-based subsidiaries in England. To increase international sales in subsequent periods, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to expand international sales in a timely and cost-effective manner, the Company's business, financial condition and results of operations would be materially adversely affected.

    There can be no assurance that the Company will be able to maintain or increase international market demand for the Company's products or services. Although the Company's product sales are currently denominated in U.S. dollars, the Company's international service contracts are currently denominated in local currency and, accordingly, gains and losses on the conversion to U.S. dollars of accounts receivable and accounts payable arising from international service revenues may contribute to fluctuations in the Company's operating results. The Company does not currently utilize foreign currency hedging instruments. There can be no assurance that fluctuations in currency rates will not materially adversely impact the Company's business, financial condition and results of operations in the future. Additional risks inherent in the Company's international business activities, including its relationship with its third-party manufacturer of the Company's products in Singapore, include various and changing regulatory requirements, costs and risks of relying upon local subcontractors, increased sales and marketing and research and development expenses, export restrictions and availability of export licenses, tariffs and other trade barriers, political and economic instability, difficulties in staffing and managing foreign operations, longer payment cycles, seasonal reduction in business activities, potentially adverse tax laws, complex foreign laws and treaties and the potential for difficulty in accounts receivable collection. Any of these factors could have a material adverse effect on the Company's business, financial condition or results of operations. Certain of the Company's customer purchase agreements are governed by foreign laws, which may differ significantly from U.S. laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect amounts owed to the Company should any customer refuse to pay such amounts. In addition, the Company is subject to the Foreign Corrupt Practices Act (the "FCPA"), which may place the Company at a competitive disadvantage to foreign companies that are not subject to the FCPA.

    To date, the Company has not been negatively affected by the turmoil in Asian markets or the decline of European currencies. However, certain of the Company's customers, suppliers and third-party manufacturers located in foreign markets may encounter financial difficulties resulting from foreign currency fluctuations or other economic, social or political instabilities which could restrict their ability to fulfill their contractual obligations to the Company. There can be no assurance that a decline in the value of any relevant foreign currency relative to the U.S. dollar or an economic, social or political change in any relevant country will not have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE UPON SIGNIFICANT CUSTOMERS

    The Company has derived, and believes that it may continue to derive, a significant portion of its revenues from a limited number of large customers. For the fiscal year ended June 30, 1998, AFC Enterprises, Inc. accounted for 11% of the Company's total net revenue. For the fiscal years ended 1999 and 2000, ScanSource, Inc., on an aggregate basis, accounted for 11% and 15% of the Company's total revenues, respectively. Most customer product orders are placed within the quarter that delivery is expected; therefore, projections of future orders may be unreliable. In addition, the amount of the

Company's products or services required by any of its customers can be adversely affected by a number of factors, including technological developments and the internal budget cycles of its customers. Moreover, the volume of work performed for specific customers is likely to vary from year to year, and a major customer in one year may not purchase the Company's products or services in a subsequent year. The completion, cancellation or significant reduction in the scope of a large customer product or service order, or the failure by the Company to obtain future orders from a significant customer, could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the Company's focus in specific vertical markets, economic and other conditions that affect these industries could lead to a reduction in capital spending on its customer projects, which would have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

    The Company's success is dependent, in part, upon the continued services of certain key executive officers, including Richard P. Stack, the Company's President and Chief Executive Officer. The Company believes that its future success depends to a significant degree upon the continued contributions of its existing key management, sales, marketing, research and development and manufacturing personnel, many of whom would be difficult to replace. An employment agreement has been entered into with Mr. Stack that has expired in August 2000. The Company also carries key-man life insurance on Mr. Stack. The Company also believes its future success will also depend largely upon its ability to attract and retain highly skilled hardware engineers, managerial, and sales and marketing personnel. Competition for such personnel is intense, and the Company competes in the market for personnel against numerous companies, including larger, more established companies with significantly greater financial resources than the Company. There can be no assurance that the Company will be successful in attracting and retaining skilled personnel. The loss of certain key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The market for the Company's products and service solutions is highly competitive, subject to rapid change and sensitive to new product and service introductions or enhancements and marketing efforts by industry participants. The Company expects to continue to experience significant and increasing levels of competition in the future; in part as open systems architecture in its targeted industries becomes more common and as the ASP model becomes more accepted. The principal elements of competition related to the Company's products include price, product features and performance, compatibility with open systems, quality and reliability, brand awareness, level of customer service and quality of display. The POS systems integration industry is also highly competitive and undergoing continual change. The principal elements of competition related to the Company's systems integration services include reputation, scope of services provided, availability of resources and price. In many of the Company's markets, traditional computer hardware manufacturing, communications and consulting companies provide the most significant competition. The principal competitive factors in the ASP market include quality of service, including performance, scalability, reliability and functionality, customer service and support, variety of services offered, price, name recognition, and network security. The Company must also compete with smaller service providers that have been able to develop strong local or regional customer bases. Most of the Company's competitors for its products and services, as well as certain potential competitors, are more established, benefit from greater name recognition, have significantly greater financial, technological, production and marketing resources, and have more extensive distribution networks than the Company.

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

POSSIBLE VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock has been, and is likely to continue to be, volatile. Factors such as announcements of new customer orders or services by the Company or its competitors, changes in pricing policies by the Company or its competitors, quarterly fluctuations in the Company's operating results, announcements relating to strategic relationships or acquisitions, changes in earnings estimates by analysts, government regulatory actions, general conditions in the market for POS systems and ASPs, overall market conditions and other factors may have a significant impact on the market price of Common Stock. In addition, in recent years the stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

POSSIBLE ISSUANCE OF PREFERRED STOCK; ANTI-TAKEOVER EFFECT OF DELAWARE LAW AND
  CERTAIN CHARTER PROVISIONS

    The Company is authorized to issue up to 1,000,000 shares of preferred stock, par value $.01 per share (the "Preferred Stock"). As of the date of filing of this report with the SEC, the Company has issued 10,000 shares of Preferred Stock. See "Business--Risk Factors--Risks Related to the Company--Series A Convertible Exchangeable Preferred Stock." The Preferred Stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's stockholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemption rights, and sinking fund provisions as determined by the Board of Directors. The issuance of Preferred Stock could affect the rights of the holders of Common Stock and thereby reduce the value of the Common Stock. In particular, specific rights granted to future holders of Preferred Stock could be used to restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its present owners. The issuance of Preferred Stock, rights to purchase Preferred Stock or additional shares of Common Stock may have the effect of delaying or preventing a change in control of the Company. In addition, the possible issuance of Preferred Stock or additional shares of Common Stock could discourage a proxy contest, make more difficult the acquisition of a substantial block of the Company's Common Stock or limit the price that investors might be willing to pay for shares of the Company's Common Stock. Special meetings of the stockholders of the Company may be called only by the Chairman of the Board of Directors, the Chief Executive Officer of the Company, by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors or by the holders of 10% of the outstanding voting stock of the Company. The Company's Amended and Restated Certificate of Incorporation (the "Restated Certificate") and the Company's Bylaws also provide for staggered terms for the members of the Board of Directors. These and other provisions contained in the Restated Certificate and the Company's Bylaws, as well as certain provisions of Delaware law, could delay or make more difficult certain types of transactions involving an actual or potential change in control of the Company or its management (including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices) and may limit the ability of stockholders to remove current management of the Company or approve transactions that stockholders may deem to be in their best interests and, therefore, could adversely affect the price of the Company's Common Stock.

RISKS RELATED TO THE POS PRODUCTS AND SOLUTION SERVICES

INDUSTRY CHARACTERIZED BY RAPIDLY CHANGING TECHNOLOGY WITH CONTINUOUS IMPROVEMENTS IN BOTH COMPUTER HARDWARE AND SOFTWARE

    We must continually develop new POS Products and license new computer software systems to effectively compete in our industry. In addition, our software delivery applications must be able to support changes in the underlying software applications that are delivered to our customers. The rapid development of new technologies increases the risk that current or new competitors could develop products or services that would reduce the competitiveness of our products or services. We rely on software providers to produce software applications that keep pace with our customers' demands.

    We may not successfully develop or adopt new technologies, introduce new services or enhance our existing services on a timely basis and new technologies, new services or enhancements we use or develop may never achieve market acceptance. If we fail to address these developments, we will lose sales to our competitors and our business, operating results and financial condition will be materially adversely affected.

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

DEPENDENCE UPON THIRD-PARTY MANUFACTURERS AND SUPPLIERS

    Although the Company has capacity to manufacture limited volumes of its products, the Company currently relies upon, and intends in the future to rely more heavily upon, third-party manufacturers for the manufacture, assembly and subassembly of its products. Currently, the Company maintains a significant portion of its manufacturing operations with a third-party manufacturer in Singapore. Any termination of, or significant disruption in, the Company's relationship with the third-party manufacturers of its products may prevent the Company from filling customer orders in a timely manner, as the Company generally does not maintain large inventories of its products or components. The Company has occasionally experienced and may in the future experience delays in delivery of products and delivery of products of inferior quality from some of its third-party manufacturers. In addition, the Company's use of third-party manufacturers reduces control over product quality, manufacturing timing, yields and costs since the Company must rely on the third-party manufacturers' ability to identify the Company's requirements for products and components, the manufacturers' general competence and ability to progress along the learning curve relating to the manufacture of the Company's products, and the manufacturers' schedules and capacity. Disruption in manufacturing the Company's POS Products or failure of a third-party manufacturer to remain competitive in functionality or price could delay or interrupt the Company's ability to manufacture or deliver its products to customers on a timely basis and would have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, although arrangements with the Company's manufacturers may contain provisions for warranty obligations on the part of the third-party manufacturers, the Company remains primarily responsible to its customers for warranty obligations. The Company has currently identified a domestic manufacturer to manufacture the Company's products.

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

RISK OF PRODUCT DEFECTS; PRODUCT AND OTHER LIABILITY

    Computer products and systems as complex as those sold by the Company, often contain undetected errors or performance problems, particularly during new and enhanced product launches. Despite product testing prior to introduction, the Company's products have in the past, on occasion, contained errors that were discovered after commercial introduction. Errors or performance problems may also be discovered in the future. In addition, the Company's computer products have a warranty that covers defective material and workmanship during the twelve-month warranty period commencing on the date of delivery of the products. Any future defects discovered after shipment of the Company's products could result in loss of sales, delays in or elimination of market acceptance, damage to its brand or to the Company's reputation, or product returns and warranty costs, particularly in the quick service restaurant market where certain product defects could cause a restaurant's POS systems and cash registers to be inoperable for periods of time. Any loss of sales, delays in market acceptance or product returns and warranty costs that result from defects discovered after shipment would have a material adverse effect on the Company's business, results of operations and financial condition. The Company attempts to make adequate allowance in its new product release schedule for testing of product performance. Because of the complexity of the Company's products, however, the release of new products by the Company may be postponed should test results indicate the need for redesign and retesting, or should the Company elect to add product enhancements in response to customer feedback. In addition, third-party products, upon which the Company's products are dependent, may contain defects that could reduce or undermine entirely the performance of the Company's products.

    In addition, although the Company's sales agreements with its customers and/or warranty policy for its products typically contain provisions designed to limit the Company's exposure to potential product liability claims, there can be no assurance that these limitations of liability would be enforceable or would otherwise protect the Company from liability for damages to a customer resulting from a defect in one of the Company's products. Although the Company maintains product liability insurance covering certain damages arising from implementation and use of the Company's products, there can be no assurance that this insurance would cover or be sufficient to cover any claims sought against the Company. Any product liability or other claims against the Company, if successful and of sufficient magnitude could have a material adverse effect on the Company's business, financial condition and results of operations.

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

EVOLVING TECHNOLOGY AND MARKET

    The POS computer industry is characterized by evolving technology and industry standards. The Company's touch screen computers presently consist of the Aspeon-Wedge 5, the Aspeon-Wedge P, the Aspeon-LC and the Aspeon-LCP, the Viper and Viper RT which are sold in various configurations to meet the needs of the Company's customers. The Company's success will depend, in part, on its ability to transition from older legacy products to its new Viper products and broaden its product offerings by developing and introducing new products that keep pace with technological developments in a cost effective manner, respond to evolving customer preferences and requirements and achieve market acceptance. Lack of market acceptance for the Company's existing or new products, the Company's failure to introduce new products in a timely or cost-effective manner or the Company's failure to achieve a technological advantage over its competition while also remaining price competitive, could materially adversely affect the Company's results of operations and financial condition. There can be no assurance that the Company will be successful in its product development efforts. In addition, there can be no assurance that the Company's products, even if successfully developed, will achieve timely market acceptance. Moreover, the introduction of products embodying new technology and the emergence of new industry standards could render the Company's existing products obsolete and unmarketable.

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

DEPENDENCE UPON INDEPENDENT SOFTWARE PROVIDERS

    The Company produces PC-based open system hardware for the food service and retail industries; however, the Company does not develop software. Consequently, the Company is dependent upon third party software providers to develop the POS application software that operates on the Company's hardware platform. As in other sectors of the computer industry, advances in software technology can often drive hardware sales. Accordingly, if software providers do not, or are unable to, continue to provide state-of-the-art POS application software that runs on the Company's hardware, the Company's financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO THE ASP SERVICES

CURRENT DATA CENTERS RESIDE IN TWO LOCATIONS--DANVERS, MASSACHUSETTS AND KING OF PRUSSIA, PENNSYLVANIA

    Our ASP Services business strategy depends on the consistent performance of our two data centers located in Danvers, Massachusetts and King of Prussia, Pennsylvania. We currently offer back-up storage of data to all existing and new customers. Our current data centers are vulnerable to interruption from fire, earthquake, flood, power loss, telecommunications failure, break-ins and other events beyond our control.

If a data center is damaged, a customer storing its data at that data center may lose its data if it is not backed up. If either of our data centers were damaged, the loss of data may affect a significant portion of our customers. We have experienced periodic systems disruptions in the past and anticipate that such disruptions will occur in the future. In the event that we experience significant disruptions that affect our data centers, we could lose customers and fail to attract new customers, and our business, results of operations and financial condition would be materially adversely affected. The Company has initiated discussions with a domestic organization to consolidate our data centers into one outsource provider which the Company believes will allow it to minimize capital investment, increase security, increase scalability, and lower operating costs. No assurances can be made that the Company will consolidate its data centers into one outsource provider or that such consolidation will minimize the Company's capital investment, increase security, increase scalability or lower operating costs.

MUST BE ABLE TO LICENSE THE SOFTWARE APPLICATIONS WE PROVIDE TO OUR CUSTOMERS

    We depend on third-party software manufacturers agreeing to allow their software applications to be hosted and run at our data centers and provided to our customers. We have entered into non-exclusive agreements with Microsoft, Oracle, Lawson, Eatec, Business Objects, Xcellenet and others that allow us to host some of their software applications at our data centers or re-license their software applications to our customers. Under most of these agreements, the software manufacturer can terminate its relationship with us for any reason by giving us as little as 30 days notice. In these instances, the software manufacturer is not liable to us or our customers for any damages resulting from termination. If our relationships with these software manufacturers are terminated or if these or other software manufacturers do not allow our customers to obtain a license to operate the software application on our data centers, our business, operating results and financial condition could be materially adversely affected.

MUST BE ABLE TO OBTAIN CITRIX OR MICROSOFT PRODUCTS AND OTHER KEY HARDWARE COMPONENTS AND SOFTWARE APPLICATIONS.

    In connection with our ASP Services business, we depend on third-party suppliers to provide us with key hardware components and software applications for our infrastructure and with sufficient communications lines to allow our customers to access their software applications. Some components or applications are only available from limited sources. Citrix Systems, Inc. and Microsoft Corporation are our key suppliers of software that we utilize to connect our customers to software applications. Although there are other competing software applications on the market, we believe that Citrix software, deployed with Windows NT Terminal Server software from Microsoft, is currently best suited to serve this function. If we are unable to obtain these products or services such as telecommunications services in a timely manner, at an acceptable cost or at all, we would be unable to deliver our ASP Services and our business, results from operations and financial condition would be materially and adversely affected until we could replace such products and services.

SOFTWARE DEFECTS

    Our ASP service offerings depend on complex software that may contain defects, particularly when first introduced or when new versions are released. Although we test software applications prior to deployment, we may not discover software defects that affect our new or current services or enhancements until after they are deployed. These defects could cause service interruptions or data loss, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources. Any software modifications we perform as part of our integration services could cause problems in application delivery. Also, because we offer a one-source solution to our customers, they are likely to hold us accountable for any problems associated with their software, even if the problem results from software defects the manufacturer causes. Typically, software manufacturers disclaim liability for any damages suffered as a result of software defects or provide only limited warranties. As a result, we may have no recourse against the providers of defective software applications.

BREACHES OF SECURITY COULD DISRUPT THE OPERATIONS OF OUR DATA CENTERS AND JEOPARDIZE OUR SECURE TRANSMISSION OF CONFIDENTIAL INFORMATION

    The growth of our ASP Services business depends upon our ability to securely transmit confidential information to and from our data centers or the servers of our customers. Despite our design and implementation of a variety of delivery system security measures, unauthorized access, computer viruses and accidental or intentional disturbances could occur. We may need to devote substantial capital and resources to protect against the threat of unauthorized penetration of our delivery system or to remedy any problems that the penetration of our delivery system security creates. The occurrence of any of these events could cause us to lose customers and expose us to liability, all of which could have a material adverse effect on us.

ASP SERVICE CONTRACTS GUARANTEE CERTAIN SERVICE LEVELS

    Our ASP contracts contain service level guarantees, which obligate us to provide our hosted applications at a guaranteed level of performance. To the extent we fail to meet those service levels, we may be obligated to provide our customers credit for free service. If we continue to fail to meet these service levels, our ASP customers have the right to cancel their contracts with us. These credits or cancellations will cost us money, damage our reputation with our customers and prospective customers and could materially adversely affect our business, results of operations and financial condition.

ITEM 2.  PROPERTIES

    The Company's executive offices, research and product development, warehousing and distribution facilities for POS Products are currently housed in a single leased industrial unit comprised of approximately 29,000 square feet located in Irvine, California. Under the terms of the lease, the Company presently pays rent of approximately $43,700 per month with predetermined monthly rent increases at annual intervals. The lease expires in 2003.

    The Company leases an industrial unit comprised of 33,000 square feet located in Earth City, Missouri, which serves as a warehousing, staging and deployment facility for the Solutions Services business. This unit also houses sales and administrative staff. The Company currently pays rent of approximately $17,800 per month with predetermined monthly rent increases at annual intervals. The lease expires in 2003.

    The Company leases office space comprised of 21,350 square feet located in King of Prussia, Pennsylvania, which contains a data center and office space for employees providing ASP Services. This space also houses sales, administrative and professional services staff. The Company currently pays rent of approximately $43,200 per month with predetermined monthly rent increases at annual intervals. The lease expires in 2007.

    The Company leases office space comprised of approximately 15,000 square feet located in Beverly, Massachusetts that contains space for the build out of an additional data center, if required. This space also houses sales, administrative and professional services staff for the ASP Services business. The Company currently pays rent of approximately $20,300 per month with predetermined monthly rent increases at annual intervals. The lease expires in 2005. The Company's Danvers, Massachusetts facility currently houses a data center and certain network technicians for the ASP Services business. The company currently pays rent of approximately $5,200 per month for 2,500 square feet. The lease expires in 2002.

    The Company leases office space comprised of approximately 3,000 square feet in Padworth, Reading UK for Solutions Services which contains a project and sales office for Jade and a sales office for Teneo. The Company currently pays rent of approximately $4,600 per month. The lease expires in 2004.

    The Company leases warehouse space comprised of approximately 10,000 square feet in Middleton, Manchester UK which contains a distribution and warehousing function for the Solutions Services business. The Company currently pays rent of approximately $4,900 per month. The lease expires in 2001.

    The Company leases office and warehouse space in Warrington, Cheshire UK comprised of approximately 7,200 square feet to support sales, administration, and warehousing activities for the Solutions Services business. The Company currently pays rent of approximately $4,500 per month. The lease expires in 2001.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time the Company is a defendant or plaintiff in litigation arising in the ordinary course of our business. To date, no litigation has had a material effect on us and, as of the date of this filing, the Company is not a party to any material litigation except as described below.

DANIEL BOUDWIN V. JOHN SEITZ, ET AL.

    In October 1999, the Company, and two former officers of DTI, were named as defendants in a breach of contract and intentional tort action brought by Daniel Boudwin who claims rights to computer software products once offered for sale by subsidiaries of the Company. This action is pending in Pennsylvania's Delaware Court of Common Pleas. The plaintiff is seeking payment of one-half of all the sales proceeds of the commercial software product line of "Special Delivery" from February 1997 to the present and makes claim to one-half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by the Company to the shareholders of DTI in April 1999. The Company and its subsidiaries have indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although the Company and its subsidiaries support the selling shareholder's position as it relates to the plaintiff in this action, cross-claims have been filed against the selling shareholder, for indemnification and contribution, for further protection. Management is unable to determine whether the outcome of this complaint will have a material impact on the financial position, results of operations or cash flows.

OTHER PROCEEDINGS

    The Company is aware of at least seven lawsuits in which the Company, Richard P. Stack, the President and Chief Executive Officer of the Company, and Horace M. Hertz, the former Chief Financial Officer of the Company, have been sued in the United States District Court for the Central District of California (the "Court") for alleged violations of the Securities Exchange Act of 1934. The names of the plaintiffs and the dates the cases were filed with the Court are as follows: Jay Spechler filed his action with the Court on October 11, 2000, Mark Michelson filed his action with the Court on October 13, 2000, Donald Wilkens filed his action with the Court on October 17, 2000 and Robert D. Brown Jr. filed his action with the Court on October 30, 2000, Robert M. Stilson filed his action with the Court on November 2, 2000, Stephanie Chauvel filed her action with the Court on November 17, 2000 and Peter Miller filed his action with the Court on November 20, 2000. The plaintiffs seek class action status. The complaints do not specify the amount of damages sought. Per press releases, other plaintiffs are purported to have filed similar lawsuits against the Company and its officers or former officers. The Company believes that the claims being brought against the Company and its officers are totally without merit and the Company intends to engage in a rigorous defense of such claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted for a vote of stockholders of the Company during the fourth quarter of the fiscal year ended June 30, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is listed on the Nasdaq National Market System under the symbol "ASPEE." On October 10, 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by
October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000 the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. As of the date of the filing of this report with the SEC, Nasdaq has not informed the Company as to its decision.

    The following table sets forth, for the periods indicated, the high and low sales prices of the Company's Common Stock as reported by Nasdaq. Prices reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not necessarily reflect actual transactions.

                                                                 HIGH         LOW
                                                              ----------   ----------
YEAR ENDED JUNE 30, 1999
    First Quarter...........................................  13 1/8       7
    Second Quarter..........................................  13 3/8       6 1/2
    Third Quarter...........................................  17 1/2       9
    Fourth Quarter..........................................  15           9 3/8

YEAR ENDED JUNE 30, 2000
    First Quarter...........................................  15 3/4       9 1/4
    Second Quarter..........................................  13 3/16      7 15/16
    Third Quarter...........................................  30           9 1/16
    Fourth Quarter..........................................  21 1/2       4 1/32

    There were 92 holders of record as of November 27, 2000; however, the Company believes the number of beneficial holders of the Company's common stock to be in excess of 600.

    The Company has never paid cash dividends on its Common Stock. The Company currently intends to retain its available funds from earnings for future growth and, therefore, does not anticipate paying any dividends in the foreseeable future. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources" for a discussion regarding certain restrictions which relate to the Company's ability to pay cash dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

    The Company has sold and issued the following securities, which were not registered under the Securities Act of 1933, as amended (the "Act") since June 30, 1999.

    1. In September 1999 and December 1999, respectively, the Company issued 79,270 and 104,698 shares of the Company's Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech Consultants, Ltd. as further consideration for the Company's acquisition of all the outstanding capital stock of RGB/Trinet Limited and of Jade Communications, Ltd., corporations organized under the laws of England. The issuance of the Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended ("the Act") by virtue of Section 4(2) of the Act because the issuance did not involve a public offering.

    2. In March 2000, the Company issued 104,802 shares of the Company's Common Stock to Mr. Chester Pazdziorny and Mr. Carl Rubin as consideration for the Company's acquisition of all of the outstanding capital stock of Monument Software Corporation, organized under the laws of Massachusetts. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act because the issuance did not involve a public offering.

    3. In March, 2000, the Company sold to Marshall Capital Management, Inc. ("Marshall") 10,000 shares of the Company's Series A Convertible Exchangeable Preferred Stock (the "Preferred Shares"), a warrant to acquire 583,334 shares of the Company's Common Stock at an initial exercise price of $17.00 per share (the "Aspeon Warrant") and a warrant to acquire 1,250,000 shares of common stock of Aspeon Solutions, Inc., a wholly-owned subsidiary of the Company, at an exercise price of $5.00 per share, for an aggregate purchase price of $10 million. The Preferred Shares are convertible into shares of the Company's Common Stock at a conversion price, which is the lesser of a fixed conversion price or a variable conversion price. The fixed conversion price for the Preferred Shares initially was set at $16.00 per share. The variable conversion price for the Preferred Shares is the average of the three lowest closing bid prices for the Company's Common Stock occurring during the period of ten consecutive trading days immediately preceding the conversion date. The conversion price for the Preferred Shares is subject to certain anti-dilution adjustments and other adjustments upon the occurrence of events such as defaults under the Certificate of Designations, Preferences and Rights of the Series A Convertible Exchangeable Preferred Stock of the Company or the other agreements entered into between the Company and Marshall in connection with the Company's sale of securities to Marshall. See "Business--Risk Factors--Risks Related to the Company--Series A Convertible Exchangeable Preferred Stock" for a more complete discussion of the Preferred Shares and certain defaults, which have occurred in connection with the Preferred Shares and related agreements. The sale of the stock and warrants was deemed to be exempt from registration under the Act by virtue of
Section 4(2) of the Act and Rule 506 of Regulation D promulgated thereunder because the issuance did not involve a public offering.

    4. In March 2000, the Company issued 87,288 shares of the Company's Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech
Consultants, Ltd. as further consideration for the Company's acquisition of all the outstanding capital stock of RGB/Trinet Limited and of Jade
Communications, Ltd., corporations organized under the laws of England. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act because the issuance did not involve a public offering.

    The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions.

ITEM 6.  SELECTED FINANCIAL DATA

    The following table presents selected consolidated data from continuing operations and balance sheet data of the Company. The balance sheet data as of June 30, 1996, 1997, 1998, 1999 and 2000 and the statements of operations data for each of the five fiscal years in the period ended June 30, 2000 presented below are derived from the Company's audited consolidated financial statements.

    The selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                     AS OF AND FOR THE FISCAL YEARS ENDED JUNE 30,
                                                  ----------------------------------------------------
                                                    1996       1997       1998       1999       2000
                                                  --------   --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Products........................................   $1,464     $7,015    $27,132    $58,672    $ 54,902
Services........................................       --         --      2,514     14,086      26,143
                                                   ------     ------    -------    -------    --------
  Total revenues................................    1,464      7,015     29,646     72,758      81,045
                                                   ------     ------    -------    -------    --------
Income (loss) from continuing operations........      (16)      (132)     1,661      6,283      (9,783)
Net income (loss)...............................      (54)      (827)     1,014      3,667      (9,301)
Accretion of redeemable convertible preferred
  stock discount and dividends..................       --         --         --         --      (6,091)
Net income (loss) available to common
  stockholders..................................   $  (54)    $ (827)   $ 1,014    $ 3,667    $(15,392)
Net income (loss) per common share:
  Basic.........................................   $(0.03)    $(0.30)   $  0.28    $  0.59    $  (1.67)
  Diluted.......................................   $(0.03)    $(0.30)   $  0.27    $  0.57    $  (1.67)

BALANCE SHEET DATA:
  Total assets..................................   $  951     $5,203    $22,531    $76,083    $ 91,784
  Long-term debt including current portion......       70         --      2,843      4,131       4,532
  Mandatorily redeemable preferred stock........       --         --         --         --       6,042
  Mandatorily redeemable warrants...............       --         --         --         --       3,427
  Mandatorily redeemable minority interest
    warrants....................................       --         --         --         --         867
  Stockholders' equity..........................   $  195     $3,354    $11,400    $59,610    $ 54,150

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS

    Aspeon, Inc. ("Aspeon"), formerly known as Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Aspeon Solutions, Inc., a wholly-owned subsidiary, is an application service provider ("ASP") providing services which enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than individual computers. Javelin Systems, a division of Aspeon, is a provider of integrated touchscreen computers and system integration services to the foodservice and retail industries. Aspeon's background as a developer of point of sale systems, communications solutions, and enterprise applications, has allowed the Company to rapidly gain contracts in the ASP market.

    In December 1997, Aspeon acquired CCI and Posnet Computers; both companies focused on providing point of sale solutions to large restaurant chains including White Castle, AFC, Red Robin and Jamba Juice. These acquisitions formed the basis of Aspeon's POS Products and Solution Services businesses.

    Aspeon began its globalization initiative in 1998, first opening Javelin sales and support offices in the United Kingdom (UK) and Australia. In November 1998, Aspeon acquired RGB/Jade, a networking solutions provider with customers such as Marks and Spencer, WH Smith, Body Shop and Bass pubs.

Although primarily retail focused, Jade has relationships with major non-retail customers including Reuters and British Telecom. Aspeon launched another UK subsidiary, Teneo, in an effort to expand its service management and wide area network solutions business.

    By late 1998, Aspeon was positioned globally to provide both point of sale and communications solutions to the retail and restaurant industries, but realized it lacked the expertise in enterprise software and infrastructure, which would be necessary to complete the Company's end-to-end vision. The Company was not in a position to build a large enterprise consulting practice due to the difficulty of hiring and retaining the hundreds of consultants needed to serve its large clients.

    Aspeon began evaluating alternative business models and identified the ASP Services business as ideal for its vertical focus since it could develop a pre-integrated, vertically-focused suite of software applications that could be delivered through the Internet in a hosted environment. In 1999, Aspeon began developing its ASP Services business.

    In April 1999, Aspeon acquired DTI and SB, a Philadelphia-based provider of hosted messaging, customer relationship management, and custom software solutions to a variety of customers in the Delaware Valley area including Aventis and Right Management. This acquisition served as the platform for Aspeon's ASP Services offering by providing application development, implementation, and support capabilities.

    In August 1999, Aspeon acquired RCS, a provider of technology outsourcing services including Oracle Financials hosting and communications management to customers such as Champs Entertainment, Inc., Fuddruckers, Chart House, and Xando-Cosi.

    In January 2000, Aspeon created Aspeon Solutions, Inc. as a wholly-owned subsidiary to centralize and continue to develop its ASP Services.

    In March 2000, Aspeon acquired Monument, a provider of rapid implementation services of financial systems with an emphasis on Oracle Financials.

    The Company has attempted to assemble a high caliber management team and build an ASP infrastructure designed to rapidly scale as companies increasingly turn to outsourcers, like Aspeon, to satisfy their internal information technology ("IT") needs.

    All of the acquisitions were accounted for by the purchase method, and accordingly, the results of operations of these subsidiaries have been included with those of the Company commencing on the dates of acquisition. Goodwill resulting from these acquisitions is amortized on a straight-line basis over periods of 3 to 25 years.

    The Company's principal business activities are:

    (1) POS Products--designs, manufactures and markets open system touchscreen POS network-ready hardware systems. These systems can be sold on a stand-alone basis or integrated as part of an end-to-end solution.

    (2) Solutions Services--provides retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the POS cash register terminal to the back office to an organization's headquarters.

    (3) ASP Services--provides pre-integrated mission-critical business application services customized to meet industry specific needs of the foodservice and retail industry.

REVENUES

POS PRODUCTS

    POS Products revenues consist primarily of sales of POS hardware, software and peripheral equipment including printers and personal computers. The replacement cycle for hardware in the POS foodservice industry is generally long, and consequently, revenues for hardware products to a specific end-user tend to be non-recurring. The Company may experience significant variations in POS Products revenue in any quarterly or annual period.

SOLUTIONS SERVICES

    Solutions Services revenues consist primarily of staging and design, installation, maintenance and repair and consulting services. Maintenance and repair contract Solution Services tend to be recurring while services such as staging, design and installation tend not to be recurring. Installation services are not always a required service to be provided for in connection with the sale of the Company's POS Products. Maintenance services are typically provided for under the terms of a single or multi-year maintenance agreement.

ASP SERVICES

    ASP Services revenues consist primarily of information technology outsourcing, hosting, remote services, help desk and consulting services. Revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. Services such as consulting tend not to be recurring.

    ASP Services also include certain purchases of equipment procured by the Company on behalf of a customer. Typically, these purchases are passed through to the customer with a nominal markup on the cost to the Company.

    Management anticipates that Solution Services and ASP Services revenues in the future will increase and become a more significant percentage of total revenues. As sales of hardware products and services to specific end-users become more significant relative to total revenues, the Company may experience significant variations in any quarterly or annual reporting period. These variations may result from, among other things, delays in installations or the Company's inability to timely address any problems with installations that have been completed or are near completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

COST OF REVENUES

POS PRODUCTS

    POS Products cost of revenues consist primarily of POS hardware, software and peripheral equipment costs. POS hardware costs include the acquisition costs of non-Javelin product line hardware that is resold by the Company and the costs of components and payroll and related costs for assembly, manufacturing, purchasing, quality control and repairs of Javelin products. Sales of non-Javelin hardware generally carry a lower gross margin than do other product sales. The cost of the components incorporated in the Javelin product line represents in excess of 80% of the total cost of such products, which is consistent with prior fiscal years. The cost of five components represents in excess of 75% of the total component costs included in the Javelin product line. The Company anticipates that the cost of manufacturing its products will be favorably impacted by its strategy to move its existing overseas manufacturing to a domestic outside contract manufacturer during the later half of fiscal 2001.

SOLUTIONS SERVICES

    Solutions Services cost of revenues consist primarily of payroll and related costs for technical and support staff providing staging, installation, maintenance and other services. Cost of revenues per contract increases as new installations under the contract are completed. Consequently, until the Company has a larger volume of matured service contracts, gross margins on such service revenues will be lower than the Company believes can be realized by its service operations. Additionally, because the Company's service business should generate higher revenues and higher margins in periods in which the Company handles significant system deployments, and because contracts for such deployments are non-recurring in nature, the Company anticipates that revenues and gross margins from its service business will fluctuate from period to period.

ASP SERVICES

    ASP Services cost of revenues consist primarily of payroll and related costs for the technical and support staff providing information technology outsourcing, hosting, remote services, help desk and consulting services. Cost of revenues also includes certain utility charges (i.e. telephone) associated with providing remote services and help desk. In anticipation of gaining new customers, the Company has invested and will continue to invest in the service business by incurring costs necessary to meet the needs of a higher level of service revenues. ASP Services cost of revenues also includes costs associated with purchases of equipment procured by the Company on behalf of a customer. Typically, these purchases are passed through to the customer with a nominal markup on the cost to the Company.

RESULTS OF OPERATIONS

    The following table sets forth certain statements of operations data as a percentage of total revenues (unless otherwise indicated) for the fiscal years ended June 30, 1998, 1999 and 2000.

                                                           1998          1999          2000
                                                         --------      --------      --------
REVENUES:
  POS Products.....................................        91.5 %        80.6 %        65.9 %
  Solutions Services...............................         8.5          17.3          17.5
  ASP Services(1)..................................          --           2.1          16.6
                                                          -----         -----         -----
    Total revenues.................................       100.0         100.0         100.0

COST OF REVENUES:
  POS Products(2)..................................        73.1          70.6          74.5
  Solutions Services(2)............................        75.8          78.8          90.4
  ASP Services(1)..................................          --          47.5          64.6
                                                          -----         -----         -----
    Total cost of revenues.........................        73.3          71.5          75.6

GROSS PROFIT.......................................        26.7          28.5          24.4

OPERATING EXPENSES:
  Research and development.........................         2.9           1.8           2.4
  Selling and marketing............................         4.0           5.4          10.4
  General and administrative.......................        14.2          12.7          23.7
                                                          -----         -----         -----
    Total operating expenses.......................        21.1          19.9          36.5

INCOME (LOSS) FROM OPERATIONS......................         5.6           8.6         (12.1)

Interest expense...................................        (0.4)         (1.2)         (1.0)
Interest income....................................          --           0.3           0.5
Other income (expense).............................         0.2            --          (0.1)
Income tax expense (benefit).......................        (2.0)         (2.8)          1.2
                                                          -----         -----         -----
NET INCOME (LOSS)..................................         3.4 %         4.9 %       (11.5)%
                                                          =====         =====         =====

------------------------

(1) ASP Services for fiscal 2000 includes approximately $2.0 million and $1.6 million, respectively, of non-POS equipment related transactions, which are categorized within the ASP Services segment.

(2) Expressed as a percentage of related revenues, not of total revenues.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

    REVENUES--POS PRODUCTS.  Revenues from product sales decreased
$5.3 million, or 9.9%, to $53.4 million in fiscal 2000 compared to $58.7 million in fiscal 1999. As a percentage of total revenues, POS Product sales accounted for approximately 66% and 81% in fiscal 2000 and 1999, respectively. POS Products revenues in fiscal 2000 were adversely impacted by an industry-wide slowdown for POS hardware units as a result of soft demand following the Year 2000 buildup.

    REVENUES--SOLUTIONS SERVICES. Revenues from solutions services increased $1.6 million, or 12.8%, to $14.1 million in fiscal 2000 compared to $12.5 million in fiscal 1999. As a percentage of total revenues, Solutions Services accounted for approximately 17% in fiscal 2000 and 1999. Solutions Services revenues were impacted primarily by one significant new customer contract, for which deployment and installation services were provided, offset, in part, by one significant fiscal 1999 customer contract which ended during the first quarter of fiscal 2000.

    REVENUES--ASP SERVICES. Revenues for ASP Services, excluding approximately $2.0 million of equipment sales, increased $10.0 to $11.5 million in fiscal 2000 compared to $1.5 million in fiscal 1999. Equipment sales represent non-POS Products procured by the Company on behalf of ASP Services customers. As a percentage of total revenues, ASP Services excluding equipment sales, accounted for 14.0% and 2.1% in fiscal 2000 and 1999, respectively. ASP Services revenues reflect the full year impact of the Company's fiscal 1999 acquisition of DTI coupled with its fiscal 2000 acquisitions of RCS and Monument.

    GROSS PROFIT. Gross profit decreased approximately $961,000, or 0.5%, to $19.8 million in fiscal 2000 compared to $20.7 million in fiscal 1999. The gross profit decrease is comprised of the following:

                                                      YEAR ENDED             INCREASE/
                                                       JUNE 30,             (DECREASE)
                                                  -------------------   -------------------
                                                    2000       1999        $          %
                                                  --------   --------   --------   --------
                                                            (DOLLARS IN MILLIONS)
POS Products....................................   $13.6      $17.2      $(3.6)     (20.9)%
Solutions Services..............................   $ 1.4      $ 2.7      $(1.3)     (48.1)%
ASP Services....................................   $ 4.8      $ 0.8      $ 4.0      500.0 %

    The decrease in gross profit from POS Products revenues is primarily attributable to lower product sales as described above offset, in part, by a larger proportion of POS Products sold at a higher gross profit directly to end users. The decrease in gross profit from Solutions Services is primarily attributable to lower margins associated with one significant customer contract obtained during fiscal 2000 offset, in part, by higher margin consulting contracts. ASP Services gross margins, excluding gross profit of $288,000 associated with equipment sales, reflect the impact of higher margin consulting engagements offset, in part, by fixed payroll and related costs associated with technical support and service employees. The increase in ASP Services gross profit in fiscal 2000 reflects the full year impact of the Company's fiscal 1999 acquisition of DTI coupled with its fiscal 2000 acquisition of RCS and Monument.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased approximately $632,000, or 47%, to $2.0 million in fiscal 2000 compared to $1.3 million in fiscal 1999. As a percentage of total revenues, research and development activities amounted to 2.4% and 1.8% in fiscal 2000 and 1999, respectively. The increase is primarily attributable to hardware development costs and activities associated with certain management reporting service applications.

    SELLING AND MARKETING. Selling and marketing expenses increased approximately $4.5 million, or 118%, to $8.4 million in 2000 compared to $3.9 million in fiscal 1999. As a percentage of total revenues, selling and marketing costs amounted to 10.3% and 5.3% in fiscal 2000 and 1999, respectively. The increase is primarily attributable to ASP sales infrastructure costs, including payroll, benefits and travel coupled by increased website development, tradeshow, and advertising costs incurred to promote Javelin's

Viper products and the new ASP Services business. Selling and marketing costs aggregated approximately $2.2 million for the POS Products segment, $5.0 million for the Solutions Services segment and $1.2 million for the ASP Services segment.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased approximately $9.9 million, or 107%, to $19.2 million in fiscal 2000 compared to $9.3 million in fiscal 1999. As a percentage of total revenues, general and administrative expenses amounted to 23.7% and 12.7% in fiscal 2000 and 1999, respectively. The increase is primarily attributable to infrastructure costs, including payroll and related taxes, travel, rent and utilities associated with the ASP Services business, the full year impact of goodwill amortization associated with fiscal 1999 acquisitions, goodwill amortization of the Company's fiscal 2000 acquisitions and severance costs associated with the termination of senior management in the ASP Services division. General and administrative expenses aggregated approximately $6.3 million for POS Products segment, $3.8 million for the Solutions Services segment and $8.9 million for the ASP Services segment.

    INTEREST EXPENSE. Interest expense decreased approximately $63,000, or 7.2%, to $807,800 in fiscal 2000, compared to $870,300 in fiscal 1999. The decrease primarily reflects the repayment of indebtedness during fiscal 2000 offset, in part, by interest associated with new capital leases executed within the ASP Services segment.

    INTEREST INCOME. Interest income increased $198,000, or 88%, to $422,800 in fiscal 2000 compared to $224,800 in fiscal 1999. The increase primarily reflects the impact of interest earned on the remaining invested proceeds from the Company's fiscal 1999 public offering coupled with the investment of proceeds received in connection with the Company's issuance of Preferred Stock in March 2000.

    INCOME TAXES. The Company had an income tax benefit of approximately $950,000 in fiscal 2000 compared to a provision for federal, state and foreign income taxes of $2.0 million in fiscal 1999. The income tax benefit results from the carry-back of certain losses incurred by the Company during fiscal 2000 along with a full valuation allowance provided against its net deferred tax assets at June 30, 2000.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998

    REVENUES--POS PRODUCTS. Revenues from POS Product sales increased approximately $31.5 million, or 116%, to $58.7 million in fiscal 1999 compared to $27.1 million in fiscal 1998. As a percentage of total revenues, POS Product sales accounted for approximately 81% and 92% in fiscal 1999 and 1998, respectively. The increase reflects higher revenues relating to POS Products sales of $9.2 million, revenues from POS Product sales at CCI and RGB/Jade of $6.9 million and $6.7 million, respectively, and revenues from the newly established foreign subsidiaries of $8.7 million. The increase in fiscal 1999 revenues reflects the full year impact of the Company's fiscal 1998 acquisitions of CCI and RGB/Jade coupled with higher POS Product revenues in the Javelin division, primarily due to an increase in the number of units sold.

    REVENUES--SOLUTIONS SERVICES. Revenues from Solutions Services increased approximately $11.6 million, or 460%, to $14.1 million in fiscal 1999 compared to $2.5 million in fiscal 1998. As a percentage of total revenues, Solution Services accounted for approximately 19% and 8% in fiscal 1999 and 1998, respectively. The increase reflects the full year impact of the Company's fiscal 1998 acquisition of CCI and fiscal 1999 acquisition of RGB/Jade.

    REVENUES--ASP SERVICES. Revenues for ASP Services aggregated $1.5 million in fiscal 1999. As a percentage of total revenues, ASP Services accounted for 2.1% in fiscal 1999. ASP Services represents the operations of DTI which were acquired by the Company in April 1999.

    GROSS PROFIT. Gross profit increased $12.8 million, or 162%, to $20.7 million in fiscal 1999 compared to $7.9 million in fiscal 1998. The gross profit increase is comprised of the following (dollars in millions):

                                                        YEAR ENDED             INCREASE/
                                                         JUNE 30,             (DECREASE)
                                                    -------------------   -------------------
                                                      1999       1998        $          %
                                                    --------   --------   --------   --------
                                                              (DOLLARS IN MILLIONS)
POS Products......................................   $17.2       $7.3       $9.9      135.6%
Solutions Services................................   $ 2.7       $0.6       $2.1      350.0%
ASP Services......................................   $ 0.8         --       $0.8         --

    The increase in gross profit from POS Products sales is due to an increase in gross profit from the sale of POS Products of approximately $3.8 million, an increase from CCI of $1.2 million, an increase from RGB/Jade of $2.4 million and gross profit generated from newly established foreign subsidiaries of $2.5 million. The increase relating to POS Products is attributable to the increase in the number of units sold and a decrease in prices from the Company's suppliers due to a higher volume of purchases by the Company and the realization of manufacturing efficiencies.

    The increase in gross profit from Solutions Services revenues is due to gross profit on services provided by RGB/Jade of approximately $1.7 million and gross profit on services provided by newly established foreign subsidiaries of $687,000 offset, in part, by a decrease in gross profit from services provided by CCI of $438,000. The decrease in gross profit from CCI is due to a lower number of installations in 1999 as compared to 1998.

    Gross profit from ASP Services reflects costs associated with the acquired operations of DTI in April 1999.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased approximately $462,000, or 53%, to $1.3 million in fiscal 1999 compared to $874,000 in fiscal 1998. As a percentage of total revenues, research and development costs amounted to 1.8% and 2.9% in fiscal 1999 and 1998, respectively. The increase is primarily attributable to higher payroll costs associated with hiring additional engineers for research and development activities.

    SELLING AND MARKETING. Selling and marketing expenses increased approximately $2.7 million, or 227% to $3.9 million in 1999 compared to $1.2 million in fiscal 1998. The increase reflects higher selling and marketing expenses for the POS Products segment of $608,000 coupled with the full year impact of selling and marketing expenses associated with RGB/Jade of $1.7 million and with newly established foreign subsidiaries of $521,000. Such expenses consisted primarily of payroll, tradeshow fees, and travel costs.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased approximately $5.1 million, or 121%, to $9.3 million in fiscal 1999 compared to $4.2 million in fiscal 1998. As a percentage of total revenues, general and administrative costs amounted to 12.7% and 14.2% in fiscal 1999 and 1998, respectively. The increase is due to higher general and administrative expenses for the POS Products segment of $1.2 million coupled with the full year impact of general and administrative expenses associated with CCI of $1.4 million, RGB/Jade of $732,000 and with newly established foreign subsidiaries of $1.9 million. The increase within the POS Products segment consisted primarily of increased payroll costs due primarily to an increase in the number of employees and increased facility costs due to expansion.

    INTEREST EXPENSE. Interest expense increased by approximately $755,000 to $870,300 in fiscal 1999 compared to $115,000 in fiscal 1998. The increase is due to borrowings under the credit facility prior to the completion of the Company's public offerings in November 1998 and February 1999 coupled with the amortization of deferred financing costs associated with the Company's line of credit. Such borrowings were necessary to sustain the growth of business.

    INTEREST INCOME. Interest income increased $212,600 to $224,800 in fiscal 1999 compared to $12,200 in fiscal 1998, reflecting the impact of interest earned on invested proceeds from the Company's fiscal 1999 public offerings.

    INCOME TAXES. Provision for federal, state and foreign income taxes increased approximately $1.4 million, or 244%, to $2.0 million in fiscal 1999 compared to $585,000 in fiscal 1998. The increase is attributable to the overall increase in income before income taxes of $4.1 million as well as increases in income from the Company's foreign subsidiaries, offset, in part, by these subsidiaries which operate in jurisdictions with lower income tax rates than those in the United States.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expires in June 2001 and consisted of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The credit facility contains a .50% per annum unused line of credit fee, which is based on the difference between the borrowing capacity and outstanding balance. Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 13.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due in June 2001. At June 30, 2000, borrowings outstanding under the term loan amounted to $900,000. The Company is not permitted to pay cash dividends to common stockholders under the terms of the credit facility without approval of the unrelated financial institution.

    Under the terms of the credit facility, the Company is permitted to borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (9.5% as of June 30, 2000). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. At June 30, 2000, borrowings outstanding under the line amounted to $2,497,000.

    The credit facility contains certain restrictive financial and non-financial covenants. The Company is required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, the Company was in default of certain non-financial covenants. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 11.5%, and limiting borrowings to approximately $3,538,000.

    Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (8.0% at June 30, 2000). The credit facility was renewed in October 2000 and expires in August 2001. At June 30, 2000, borrowings under the line amounted to $692,000 with approximately $1,108,000 available for future borrowings.

    In March 2000, the Company completed a private placement in which the Company sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of Aspeon Solutions, Inc. ("Aspeon Solutions"), a wholly-owned subsidiary of the Company, at an exercise price of $5.00 per share. Proceeds to the Company amounted to $9,568,400, net of $431,600 in issuance costs.

    In October 2000, a notice of default was received from the Preferred Stockholders due to the Company's failure to timely file its Form 10-K and the suspension of trading of the Company's common stock by Nasdaq. In accordance with the provisions of the Preferred Stock agreement, the Company is required to pay 1.5% of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which the default remains ($147,800 per month). As a result of the defaults not being cured within ten days of the default notice, both a Repricing and Redemption Event, as defined, have been triggered. See "Business--Risk Factors--Risks Related to the Company--Series A Convertible Exchangeable Preferred Stock" for a more complete discussion regarding the defaults under the terms of the Preferred Stock and related agreements and the default remedies available to the Preferred Stockholders. In the event that the Preferred Stockholders exercise their right to require that the Company redeem the Preferred Stock, no assurances can be made that the Company will be able to obtain the funds necessary to meet such redemption obligation.

    In October 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. Nasdaq has not yet determined whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted.

    As of June 30, 2000, the Company had cash and cash equivalents of $8,853,200 and working capital of $23,906,000. As of September 30, 2000, the Company had cash and cash equivalents of approximately $2,700,000.

    Cash used in operating activities for the year ended June 30, 2000 amounted to approximately $2,070,400 and was primarily attributable to the use of cash to fund the Company's net loss and inventory. This was partially offset by an increase in accounts payable and accrued expenses. Cash used in investing activities for the year ended June 30, 2000 amounted to approximately $5,530,000 and consisted primarily of cash used to acquire the outstanding common stock of RCS and Monument, payment of various earn-out provisions associated with acquired busineses and the purchase of equipment. Cash provided by financing activities for the year ended June 30, 2000 amounted to approximately $11,130,000 and consisted primarily of the gross proceeds from the issuance of $10,000,000 of Preferred Stock in March 2000. Proceeds from the Preferred Stock have been used primarily to acquire Monument, settle future contingent payments associated with RCS, hire management and staff personnel, expand corporate facilities and fund ASP Services operations.

    The Company has sustained significant losses during fiscal 2000 and has experienced negative cash flows from operations since its inception. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to re-initiate trading of its Common Stock, return to profitability, obtain a waiver of preferred stock defaults, replace the existing domestic line of credit and raise additional financing through public or private equity financings and evaluate potential strategic opportunities.

    Management must re-initiate trading of the Company's Common Stock and retain its listing on the Nasdaq. Management believes it can satisfy all SEC filing requirements, including but not limited to certain quarterly filing requirements on Form 10-Q communicated to the Nasdaq Panel on November 9, 2000. However, no assurances can be made that the Company will not be delisted by the Nasdaq prior, or subsequent, to filing all information with the SEC.

    Management has instituted certain business initiatives to streamline operations and generate future on-going cost savings. In June 2000, the Company recorded a $3,900,000 charge for severance costs associated with the termination of senior management personnel in the ASP Services segment. Management anticipates annual cash savings from this initiative of approximately $1,800,000. The Company also anticipates monthly cost savings of approximately $100,000 associated with management's decision to exit the retail ASP operations and focus solely on the foodservice ASP operations. The Company has delayed plans to consolidate and outsource data center functions for ASP Services resulting in the elimination of measurable up-front costs which would otherwise have been incurred. The Company has also delayed and reduced the budgeted dollars associated with its corporate wide marketing and advertising campaign.

However, no assurances can be made that these initiatives will return the Company to profitability in the immediate future.

    Management believes that through an inventory reduction program and aggressive receivable collection efforts it may generate between $5.0 million to $7.5 million of cash. Management has developed and implemented a POS sales rebate program effective in the first quarter of fiscal 2001. However, there can be no assurance that the Company's rebate program will generate significant sales volumes and inventory reductions of POS products. The Company has recorded an income tax receivable in excess of $2.0 million as of June 30, 2000 reflecting, in part, the carryback of losses incurred during the fiscal year. However, there can be no assurance that the Company will collect this money in the immediate future.

    Management intends to replace its existing domestic line of credit with a new facility to fund its working capital needs. However, no assurances can be made that such financing can be successfully completed on terms acceptable to the Company. In addition, the management of the Company's UK subsidiaries has renewed its existing line of credit which will expire in August 2001.

    Management continues to evaluate raising additional financing through public or private equity financings. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to our stockholders or the Company. If such financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

    Management continues to evaluate exit strategy opportunities relating to the sale of the Company or certain subsidiaries. However, there can be no assurance that any opportunity to sell the Company, or any of its divisions, would be approved by the stockholders of the Company. Furthermore, there can be no assurance that such transaction can be successfully completed on terms acceptable to the Company.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes new standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt SFAS No 133 in fiscal 2001. Management has not completed its assessment as to whether the adoption of the new statement will have a material impact on the consolidated results of operations or financial position of the Company.

    In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission staff (the "staff"), which summarizes the staff's views on selected revenue recognition issues based upon existing generally accepted accounting principles. The statements in the staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management has not completed its assessment as to whether the adoption of SAB 101 will have a material impact on the consolidated results of operations or financial position of the Company.

    In November 2000, the Emerging Task Force ("EITF") issued EITF No. 00-27, "Application of Issue No. 98-5, 'Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios', to Certain Convertible Instruments". Management believes there will be no impact to the consolidated results of operations or financial position of the Company as a result of this EITF issue.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

FOREIGN CURRENCY

    The Company has subsidiary operations in Australia, Singapore and the United Kingdom and accordingly, the Company is exposed to translation and transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency of the Australian dollar in Australia, the Singapore dollar in Singapore and the British Pound in the United Kingdom, as its functional currency in those countries. Translation adjustments resulting from translating foreign currency financial statement into U.S. dollars were $65,400 and $895,700 in the fiscal years ended June 30, 1999 and 2000, respectively. To date, the Company has not experienced material transaction gains or losses due to the limited number of transactions denominated in other than the functional currency of the respective subsidiary operation. Under current market conditions, the Company believes that its foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

    The Company's domestic line of credit bears interest based upon the prime rate of a national financial institution plus 1.75% (9.5% as of June 30, 2000). At June 30, 2000, borrowings under the line of credit amounted to $2,497,000. The Company's term loan bears interest at 13.65% per annum. Outstanding borrowings under the term loan amounted to $900,000 at June 30, 2000.

    As of June 30, 2000, Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (8.0% at June 30, 2000). Outstanding borrowings under the line amounted to $692,000 with approximately $1,108,000 available for future borrowings at June 30, 2000.

    If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $420,000 for a one year period, assuming that the debt amount outstanding remained equal to the balance outstanding at June 30, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item is included in Pages F-1 through F-33 attached hereto and incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

    The executive officers and directors of the Company and their ages are as follows:

NAME                                     AGE      POSITION
----                                   --------   --------
Richard P. Stack.....................     35      President, Chief Executive Officer and Director

Edmund Brooks........................     55      Chief Executive Officer of Javelin Systems and Director

Timothy M. Feeney....................     35      Chief Financial Officer and Chief Administrative Officer

Peter G. Spitzer.....................     44      Chief Technology Officer

Andrew F. Puzder(1)(2)...............     50      Director

Jay L. Kear(1)(2)....................     63      Director

Thomas Nolan(2)......................     58      Director

------------------------

(1) Member of the Compensation Committee.

(2) Member of the Audit Committee.

    RICHARD P. STACK, age 35, has been President, Chief Executive Officer and a director of the Company since the Company's inception in September 1995. Prior to that time, from 1991 through September 1995, Mr. Stack was Managing Director of Hi-Technology Supply, a manufacturer and distributor of personal computers and components located in South Africa, which he founded and grew to approximately $6 million in annual sales and 15 employees prior to its sale to a South Africa-based personal computer and component manufacturing company. From 1988 through 1991, Mr. Stack was employed by Pan American Airlines in technical management positions. Mr. Stack holds a B.A. degree from the University of California at Berkeley.

    EDMUND BROOKS, age 55, was elected as a director of the Company in May 2000. Currently, Mr. Brooks is Chief Executive Officer of Javelin Systems, a division of the Company, after having served as Executive Vice President of Sales for Aspeon Solutions, Inc. ("Aspeon Solutions") a wholly-owned subsidiary of the Company. Mr. Brooks joined Aspeon Solutions in July 1999, prior to that time Mr. Brooks served from 1994 through 1999 as the Corporate Chief Information Officer and as Chief Operating Officer of the AFC Management Services Corp, a shared services organization supporting the AFC Brands (Popeyes Fried Chicken, Churchs Fried Chicken, Cinnabon and Seattle's Best Coffee). Prior to joining AFC, Mr. Brooks was with IBM from 1969 through 1994 as Managing Principal in IBM's Consulting Group, a group conducting engagements with numerous large retail food service chains in the United States and abroad. Mr. Brooks received his undergraduate degree in Electrical Engineering from Penn State and his MBA in International Marketing from Pepperdine University.

    TIMOTHY M. FEENEY, age 35, has been Chief Financial Officer and Chief Administrative Officer of the Company since June 2000, and has served as Vice President of Finance and Administration for the Company's ASP Services business since March 2000. Prior to joining the Company, Mr. Feeney was President of The Platinum Group providing strategic planning services for growth-oriented, fast-paced foodservice, technology and consulting organizations. Mr. Feeney served in senior-level financial management positions from January 1996 through December 1998 with several foodservice and restaurant companies including Jeepers! and DAKA International, Inc. Prior to January 1996, Mr. Feeney served as an audit manager in the Boston office of Deloitte & Touche LLP where he specialized in manufacturing, high-technology and telecommunications industries. Mr. Feeney holds a B.A. in Accountancy from the Bentley College and is a Certified Public Accountant in the Commonwealth of Massachusetts.

    PETER G. SPITZER, age 44, joined the Company in March 2000 as Chief Technology Officer. He has 26 years of experience in information technology having served in the vendor, service provider, consulting and user environments in a variety of leadership roles. Most recently, from 1999 through 2000, Dr. Spitzer was Vice President of Strategic Systems for Dendrite International, where he built Dendrite's analytics and data management division. From 1990 through 1999, Dr. Spitzer was a consultant in advanced technology and business practices. From 1988 through 1990, Dr. Spitzer served as Chief Information Officer for Texas Children's Hospital. Peter holds an MBA from the UCLA Executive MBA Program, MD with honors from Harvard Medical School, a Masters of Science in Electrical Engineering and Computer Science from MIT, and a BS in Bioelectrical Engineering (with a minor in Economics) from MIT.

    ANDREW F. PUZDER, age 50, was elected as a director of the Company in November 1996. Mr. Puzder is currently President and Chief Executive Officer of CKE Inc., a New York Stock Exchange listed company, President and Chief Executive Officer of CKE Hardee's Food Systems, Inc., and a director of Pierre Foods Inc. and Santa Barbara Restaurants Group. He is also a partner on leave at the law firm of Stradling, Yocca, Carlson & Rauth. Mr. Puzder received his J. D. from the Washington University School of Law.

    JAY L. KEAR, age 63, was elected as a director of the Company in August 1996. Since 1988, Mr. Kear has represented Stack Enterprises in working with and investing in high technology companies. From 1988 through 1993, Mr. Kear also engaged in similar work for the Noorda Family Trust. Prior to 1988, Mr. Kear held various sales, marketing, engineering, and general management positions with private and public companies in the high technology sector. Mr. Kear received a B.S. degree from the University of Southern California.

    THOMAS NOLAN, Age 58, was elected as a director of the Company in September 2000. Mr. Nolan is currently President and Chief Executive Officer and member of the board of directors of Xcert Inc. Since 1985, Mr. Nolan served as a business consultant for numerous Silicon Valley high-technology companies, including Visible Interactive, DB Star, InterLinear Technology, Beckman Display, Pixelcraft, The Windward Group, Seismic Entertainment, Phaser Systems and Xerox Technology Ventures. From 1974 to 1984 Mr. Nolan was Chief Financial Officer of Randtron Systems. Prior to 1974, Mr. Nolan was with Arthur Young & Company, a predecessor to Ernst & Young. Mr. Nolan served as an officer in the US Navy and is a graduate of Texas Christian University with a B.B.A. degree in business administration. He is a certified public accountant.

    There is currently one vacancy in the class of directors to be elected at the 2000 Annual Meeting of Stockholders.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all officers, directors and greater than ten percent beneficial owners complied with all
Section 16(a) filing requirements applicable to them, except that Edmund Brooks failed to file Form 3 with the SEC within ten days of being appointed as a Director of the Company in May 2000, and Dr. Peter Spitzer failed to file a Form 3 with the SEC within ten days of being appointed as the Company's Chief Technology Officer in June 2000. Mr. Brooks and Dr. Spitzer each filed a Form 3 with the SEC in November 2000.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

    The members of the Board receive cash compensation of $2,500 plus reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

    Further, each non-employee director of the Company is to be granted options to purchase shares of the Company's Common Stock pursuant to the terms of the Company's stock option plan then in effect for services rendered as a director of the Company. As of November 27, 2000 no non-employee director had exercised any options.

COMPENSATION OF EXECUTIVE OFFICERS

    The following table shows for the fiscal year ended June 30, 2000, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and the two other most highly compensated executive officers that earned more than $100,000 in the fiscal year ended June 30, 2000 (collectively, the "Named Executive Officers"):

                                              ANNUAL COMPENSATION         LONG-TERM
                                              -------------------       COMPENSATION
                                               SALARY     BONUS       AWARDS SECURITIES        ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR       ($)        ($)      UNDERLYING OPTIONS(2)   COMPENSATION(3)
---------------------------        --------   --------   --------   ---------------------   ---------------
Richard P. Stack ................    2000     $222,987   $ 25,000           25,000                   --
  President, Chief Executive         1999     $187,887         --           75,000                   --
  Officer and Director               1998     $105,508         --           50,000                   --

Horace M. Hertz(1) ..............    2000     $170,833   $ 12,500          125,000              $15,385
  Chief Financial Officer            1999     $143,333   $ 20,000          110,000                   --
                                     1998     $ 65,215         --           55,000                   --

Robert D. Nichols(1) ............    2000     $169,231         --           75,000                   --
  Chief Operating Officer            1999     $ 37,500   $152,909           75,000                   --
                                     1998     $ 73,250   $ 87,500            5,000                   --

------------------------

(1) Messrs. Hertz and Nichols employment as Chief Financial Officer and Chief Operating Officer, respectively, were terminated in June 2000.

(2) Messrs. Stack, Hertz and Nichols were also granted 800,000, 500,000 and 500,000 options, respectively, to acquire shares of common stock of Aspeon Solutions, Inc. at a strike price of $1.50 per share. The options vest in equal monthly installments over thirty-six months.

(3) Represents severance payments made to Mr. Hertz in June 2000.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth each grant of stock options made during the fiscal year ended June 30, 2000 to each of the Named Executive Officers:

                                                  INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                                ------------------------------------------------------      VALUE AT ASSUMED
                                NUMBER OF      % OF TOTAL                                 ANNUAL RATES OF STOCK
                                SECURITIES      OPTIONS                                  PRICE APPRECIATION FOR
                                UNDERLYING     GRANTED TO     EXERCISE OR                      OPTION TERM
                                 OPTIONS      EMPLOYEES IN    BASE PRICE    EXPIRATION   -----------------------
NAME                             GRANTED     FISCAL YEAR(3)     ($/SH)         DATE          5%          10%
----                            ----------   --------------   -----------   ----------   ----------   ----------
Richard P. Stack..............    25,000(2)         2.2%         $9.63       01/04/10     $     --     $ 75,362

Horace M. Hertz...............   100,000(1)         8.8%          4.88       06/29/10      306,586      776,949
                                  25,000(2)         2.2%          9.63       01/04/10           --       75,362

Robert D. Nichols.............    50,000(1)         4.4%          4.88       06/29/10      153,293      388,475
                                  25,000(2)         2.2%          9.63       01/04/10           --       75,362

------------------------

(1) Options issued to Messrs. Hertz and Nichols in connection with their employment termination in June 2000. The options vest in equal monthly installments over twenty-four months.

(2) Options vested 100% upon grant and issuance to Messrs. Stack, Hertz and Nichols.

(3) Based on options to purchase 1,137,750 shares granted to employees in the fiscal year ended June 30, 2000, including the Named Executive Officers.

AGGREGATED FISCAL YEAR-END OPTION VALUES

    There were no option exercises by the Named Executive Officers during the fiscal year ended June 30, 2000. The following table sets forth information with respect to the number and value of securities underlying unexercised options held by the Named Executive Officers as of June 30, 2000:

                                                          NUMBER OF
                                                    SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS          IN-THE-MONEY OPTIONS
                                                    AT FISCAL YEAR-END(1)         AT FISCAL YEAR-END(2)
                                                 ---------------------------   ---------------------------
NAME                                             EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                                             -----------   -------------   -----------   -------------
Richard P. Stack...............................    60,000          90,000         $ --           $ --

Horace M. Hertz................................    91,667         100,000           --             --

Robert D. Nichols..............................    45,750          50,000           --             --

------------------------

(1) Includes both "in-the-money" and "out-of-the-money" options. "In-the-money" options are options with exercise prices below the market price of the Company's Common Stock. Excludes options granted pursuant to the Aspeon Solutions, Inc. 2000 Equity Incentive Plan.

(2) Based on the fair market value of the Common Stock as of June 30, 2000 ($4.875), there are no in-the-money options for Named Executive Officers at June 30, 20000.

EMPLOYMENT AGREEMENTS

    The Company and Richard P. Stack entered into an Employment Agreement dated August 19, 1996 (the "Stack Employment Agreement"). The Stack Employment Agreement expired on August 19, 1999 and was not renewed. The Stack Employment Agreement provided for payment to Mr. Stack of an annual salary of $95,000 from January 1, 1997 through December 31, 1997 and $105,000 from and after
January 1, 1998. As of April 1, 1998, Mr. Stack's annual salary was increased to $150,000. As of February 1, 2000, Mr. Stack's salary increased to $250,000. In addition to his salary, Mr. Stack was reimbursed for all reasonable and necessary travel and other business expenses incurred in connection with the performance of his duties. The Company was also obligated to pay the premium for a life insurance policy insuring Mr. Stack's life providing for death benefits of up to $750,000 to the named beneficiary of the policy. During the term of the Stack Employment Agreement, if Mr. Stack's employment with the Company had been terminated for cause (as defined in the Stack Employment Agreement), Mr. Stack would have been entitled to receive his base salary through the date of termination. During the term of the Stack Employment Agreement, if Mr. Stack's employment with the Company was terminated without cause, he would have been entitled to receive payment of his base salary for the greater of (i) the remaining term of the Stack Employment Agreement, or (ii) one (1) year from the date of termination.

    CCI Group, Inc., a wholly-owned subsidiary of the Company ("CCI"), and Robert Nichols entered into an Employment Agreement dated January 1, 1998 (the "Nichols Employment Agreement"). The Nichols Employment Agreement expires on December 31, 2002 and provides for payment to Mr. Nichols of an annual base salary of $100,000. Mr. Nichols is also entitled to a quarterly bonus of $6,250 and a year-end bonus of approximately $31,750, subject to adjustment based on CCI's profitability for the applicable fiscal year. In addition to his base salary and bonuses, Mr. Nichols is also reimbursed for all reasonable and necessary travel and other business expenses incurred in connection with the performance of his duties. If Mr. Nichols' employment with CCI is terminated for cause (as defined in the Nichols Employment Agreement) or in the event of a voluntary termination of employment by Mr. Nichols following a change in control (as defined in the Nichols Employment Agreement), Mr. Nichols will be entitled to his base salary through the date of termination. If Mr. Nichols is terminated without cause (as defined in the Nichols Employment Agreement), then Mr. Nichols will be entitled to a lump sum equal to Mr. Nichol's annual base salary. On June 30, 2000 Mr. Nichols' employment with the Company was terminated.

    The Stack and Nichols Employment Agreements provided that: (i) upon a change of control of the Company, such officers will be entitled to receive, upon termination by the officer within 90 days after the change in control, any remaining salary payable during the term or six months' salary whichever is shorter, and all stock options held by such officers.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Richard P. Stack, Jay L. Kear and Andrew F. Puzder served as the members of the Company's Compensation Committee during the fiscal year ended June 30, 2000. Mr. Stack is an officer and director of the Company and Messrs. Kear and Puzder are directors of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of November 27, 2000 by
(i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each Named Executive Officer,
(iii) each of the Company's directors, and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable.

                                                              AMOUNT AND NATURE OF
                                                              BENEFICIAL OWNERSHIP
                                                             -----------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)(2)                    NUMBER        PERCENT
------------------------------------------                   ---------      --------
Richard P. Stack(3)....................................        798,041         8.3%

Robert D. Nichols(4)...................................        325,249         3.4%

Horace Hertz(5)........................................        116,666         1.2%

Jay L Kear(6)..........................................         70,054           *

Andrew F. Puzder(7)....................................         59,054           *

Edmund Brooks(8).......................................         53,844           *

Thomas Nolan(9)........................................          5,555           *

All Executive Officers and Directors as a group
  (7 persons)(10)......................................      1,428,463        14.4%

------------------------

  *  Less than one percent

 (1) Mr. Stack has an address c/o the Company's principal executive offices at 17891 Cartwright Road, Irvine, CA 92614.

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

     Percentage of beneficial ownership is based on 9,436,225 shares of Common Stock outstanding as of November 27, 2000.

 (3) Includes 9,700 shares owned by Mr. Stack's children, 22,200 shares owned by Mr. Stack's father and 5,500 shares owned by Mr. Stack's mother. Also includes 150,000 shares subject to options exercisable within 60 days of November 27, 2000.

 (4) Includes 58,249 shares subject to options exercisable within 60 days of November 27, 2000.

 (5) Includes 116,666 shares subjection to options exercisable within 60 days of November 27, 2000.

 (6) Includes 5,000 shares held by the Jay Louis Kear family Trust of which Mr. Kear is the trustee and 7,000 shares owned by an individual retirement account of which Mr. Kear is the trustee. Also includes 58,054 shares subject to options exercisable within 60 days of November 27, 2000.

 (7) Includes 58,054 shares subject to options exercisable within 60 days of November 27, 2000.

 (8) Includes 53,333 shares subject to options exercisable within 60 days of November 27, 2000

 (9) Includes 5,555 shares subject to options exercisable within 60 days of November 27, 2000.

 (10) Includes 468,245 shares subject to options exercisable within 60 days of November 27, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

    On August 10, 1999, the Company loaned $116,000 to Edmund Brooks, a director of the Company and the Chief Executive Officer of the Company's Javelin Systems division. The loan bears interest at an annual rate of 6% per annum. The loan was made to Mr. Brooks for personal reasons. The loan is secured by a pledge of 39,000 shares of common stock of AFC Enterprises, Inc. owned by Mr. Brooks. The largest amount outstanding under this loan since August 10, 1999 is approximately $124,600, which also represents the outstanding balance as of November 27, 2000.

    On September 25, 1999, the Company loaned $80,000 to Andrew F. Puzder, a director of the Company. The loan bears interest at an annual rate of 6% per annum. The loan was made to Mr. Puzder for personal reasons. The loan is secured by a pledge of Mr. Puzder's option to purchase 30,000 shares of Common Stock of the Company. The largest amount outstanding under this loan since September 25, 1999 is approximately $85,300. The loan principal and interest of approximately $85,300 was paid in full in November 2000.

    In April 2000, the Company loaned $300,000 to Richard P. Stack, the Chief Executive Officer and director of the Company. The loan bears interest at an annual rate of 6.6% per annum. The loan was made to Mr. Stack for personal reasons. The loan principal and interest of approximately $307,500, which amount represents the largest balance outstanding under the loan, was repaid in full in September 2000.

    In August 2000, the company loaned $400,000 to Richard P. Stack, the Chief Executive Officer and director of the Company. The loan bears interest at an annual rate of 6.6% per annum. The loan was made to Mr. Stack for personal reasons. The loan principal and interest of approximately $402,000, which amount represents the largest balance outstanding under the loan, was repaid in full in September 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

Report of Independent Accountants...........................    F-1

Consolidated Balance Sheets at June 30, 1999 and 2000.......    F-2

Consolidated Statements of Operations for each of the three
  years in the period ended June 30, 2000...................    F-3

Consolidated Statements of Cash Flows for each of the three
  years in the period ended June 30, 2000...................    F-4

Consolidated Statements of Stockholders' Equity for each of
  the three years in the period ended June 30, 2000.........    F-5

Notes to Consolidated Financial Statements..................    F-6

    (2) Financial Statement Schedules:

       For each of the three years in the period ended June 30, 2000

       Schedule II--Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

    (3) No Reports on Form 8-K were filed during the fourth quarter of the fiscal year ended June 30, 2000.

(b) Exhibits.

       EXHIBIT
       NUMBER                           DESCRIPTION OF DOCUMENT
---------------------                   -----------------------
          3.1(8)                   --   Registrant's Amended and Restated Certificate of
                                        Incorporation.

          3.2                      --   Registrant's Certificate of Amendment to Amended and
                                        Restated Certificate of Incorporation.

          3.3(10)                  --   Registrant's Certificate of Designations, Preferences and
                                        Rights of the Series A Convertible Exchangeable Preferred
                                        Stock.

          3.4(1)                   --   Registrant's Amended and Restated Bylaws.

          4.1(1)                   --   Form of Common Stock Certificate of Registrant.

         10.1(1)                   --   Form of Indemnity Agreement entered into between the Company and its directors and executive officers.*

         10.2(1)                   --   1996 Stock Incentive Award Plan (the "1996 Plan").*

         10.3(1)                   --   Form of Director Non-Qualified Stock Option Agreement under the 1996 Plan.*

         10.4(1)                   --   Form of Employee Non-Qualified Stock Option Agreement under the 1996 Plan.*

         10.5(6)                   --   1997 Equity Incentive Plan, as amended.*

         10.6(6)                   --   Form of Incentive Stock Option Agreement under the 1997
                                        Plan.*

         10.7(6)                   --   Form of Nonstatutory Stock Option Agreement under the 1997
                                        Plan.*

       EXHIBIT
       NUMBER                           DESCRIPTION OF DOCUMENT
---------------------                   -----------------------
         10.8(1)                   --   Employment Agreement dated August 19, 1996 by and between
                                        the Company and Richard P. Stack.*

         10.9(6)                   --   Employment Agreement dated January 1, 1998 by and between
                                        CCI Group, Inc. and Robert Nichols.*

        10.10(6)                   --   Standard Industrial/Commercial Multi-Tenant Lease-Modified
                                        Net dated January 27, 1998 by and between the Company and
                                        BRS-Campo Investment Company LP.

        10.11(1)                   --   Standard Industrial/Commercial Single-Tenant Lease-Gross
                                        dated October 19, 1995 by and between the Company and Robert
                                        P. Peebles Trust, dated April 11, 1979.

        10.12(2)                   --   Standard Sublease dated September 9, 1997 by and between the
                                        Company, D. Howard Lewis and William R. Miller.

        10.13(6)                   --   The Business Center Office/Warehouse Lease dated April 4,
                                        1997 by and between CCI Group, Inc and Nooney Krombech
                                        Company.

        10.14(2)                   --   Distributor Agreement dated March 14, 1997 by and between
                                        the Company and ScanSource, Inc.

        10.15(6)                   --   Loan and Security Agreement dated June 8, 1998 by and among the Company, CCI Group, Inc., Posnet Computers, Inc. and
                                        Finova Capital Corporation and related Secured Promissory
                                        Note, Pledge Agreement and Secured Continuing Corporate
                                        Guaranty.

        10.16(6)                   --   Form of Warrant issued by the Company in favor of Finova
                                        Capital Corporation.

        10.17(8)                   --   Second and Third Amendments to Loan and Security Agreement
                                        dated December 15, 1998 and January 10, 1999, respectively, by and among the Company, CCI Group, Inc., Posnet
                                        Computers, Inc. and FINOVA Capital Corporation and related
                                        Security Promissory Note, Pledge Agreement and Secured
                                        Continuing Corporate Guaranty.

        10.18(7)                   --   Stock Purchase Agreement, dated April 23, 1999 by and among
                                        Javelin Systems, Inc., Dynamic Technologies, Inc., SB
                                        Holdings, Inc., John Biglin, Denise Biglin and John Seitz.

        10.19(9)                   --   1999 Non-Officer Stock Option Plan.*

        10.20(9)                   --   Form of non-qualified stock option agreement under the 1999
                                        Non-Officer Stock Option Plan.*

        10.21(9)                   --   Form of 1999 Plan Stock Option Grant Notice.*

        10.22(10)                  --   Securities Purchase Agreement, dated as of March 7, 2000, by and among the Company, Aspeon Solutions, Inc. and Marshall
                                        Capital Management, Inc.

        10.23(10)                  --   Warrant to Purchase Common Stock of the Company, dated as of
                                        March 8, 2000 issued by the Company in favor of Marshall
                                        Capital Management, Inc.

        10.24(10)                  --   Warrant to Purchase Common Stock of Aspeon Solutions, Inc.
                                        dated as of March 8, 2000, issued by Aspeon
                                        Solutions, Inc. in favor of Marshall Capital
                                        Management, Inc.

        10.25(10)                  --   Registration Rights Agreement, dated as of March 7, 2000 by and among the Company, Aspeon Solutions, Inc. and Marshall
                                        Capital Management, Inc.

       EXHIBIT
       NUMBER                           DESCRIPTION OF DOCUMENT
---------------------                   -----------------------
        10.26                      --   Sixth Amendment and Waiver to Loan and Security Agreement
                                        Between Aspeon, Inc., CCI Group, Inc. and Finova Capital
                                        Corporation.

         21.1                      --   Subsidiaries

         24.1                      --   Power of Attorney (included on page 54 of this 10-K)

         27.1                      --   Financial Data Schedule.

------------------------

 (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.

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

 (6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and incorporated herein by reference.

 (7) Filed as an exhibit to the Company's Current Report on Form 8-K filed May 3, 1999, and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's Quarterly report on Form 10-QSB for the quarter ended December 31, 1998 and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference.

 (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 9, 2000 and incorporated herein by reference.

  *  Management contract or compensatory plan or arrangement of the Company.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       ASPEON, INC.

Date: November 28, 2000                                By:             /s/ RICHARD P. STACK
                                                            -----------------------------------------
                                                                         Richard P. Stack
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: November 28, 2000                                By:            /s/ TIMOTHY M. FEENEY
                                                            -----------------------------------------
                                                                        Timothy M. Feeney
                                                                   CHIEF FINANCIAL OFFICER AND
                                                                   CHIEF ADMINISTRATIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard P. Stack and Timothy M. Feeney, his attorney-in-fact, with the power of substitution, for him, in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that the attorney-in-fact, or his substitute, may do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                   DATE
                      ---------                                   -----                   ----
                                                       President, Chief Executive
                /s/ RICHARD P. STACK                     Officer, Director
     -------------------------------------------         (PRINCIPAL EXECUTIVE       November 28, 2000
                  Richard P. Stack                       OFFICER)

                                                       Chief Financial Officer And
                /s/ TIMOTHY M. FEENEY                    Chief Administrative
     -------------------------------------------         Officer (PRINCIPAL         November 28, 2000
                  Timothy M. Feeney                      FINANCIAL AND ACCOUNTING
                                                         OFFICER)

                /s/ PETER G. SPITZER
     -------------------------------------------       Chief Technology Officer     November 28, 2000
                  Peter G. Spitzer

                  /s/ EDMUND BROOKS
     -------------------------------------------       Director                     November 28, 2000
                    Edmund Brooks

                   /s/ JAY L. KEAR
     -------------------------------------------       Director                     November 28, 2000
                     Jay L. Kear

                /s/ ANDREW F. PUZDER
     -------------------------------------------       Director                     November 28, 2000
                  Andrew F. Puzder

                  /s/ THOMAS NOLAN
     -------------------------------------------       Director                     November 28, 2000
                    Thomas Nolan

                                 EXHIBIT INDEX

          3.1(8)                   --   Registrant's Amended and Restated Certificate of
                                        Incorporation.

          3.2                      --   Registrant's Certificate of Amendment to Amended and
                                        Restated Certificate of Incorporation.

          3.3(10)                  --   Registrant's Certificate of Designations, Preferences and
                                        Rights of the Series A Convertible Exchangeable Preferred
                                        Stock.

          3.4(1)                   --   Registrant's Amended and Restated Bylaws.

          4.1(1)                   --   Form of Common Stock Certificate of Registrant.

         10.1(1)                   --   Form of Indemnity Agreement entered into between the Company and its directors and executive officers.*

         10.2(1)                   --   1996 Stock Incentive Award Plan (the "1996 Plan").*

         10.3(1)                   --   Form of Director Non-Qualified Stock Option Agreement under the 1996 Plan.*

         10.4(1)                   --   Form of Employee Non-Qualified Stock Option Agreement under the 1996 Plan.*

         10.5(6)                   --   1997 Equity Incentive Plan, as amended.*

         10.6(6)                   --   Form of Incentive Stock Option Agreement under the 1997
                                        Plan.*

         10.7(6)                   --   Form of Nonstatutory Stock Option Agreement under the 1997
                                        Plan.*

         10.8(1)                   --   Employment Agreement dated August 19, 1996 by and between
                                        the Company and Richard P. Stack.*

         10.9(6)                   --   Employment Agreement dated January 1, 1998 by and between
                                        CCI Group, Inc. and Robert Nichols.*

        10.10(6)                   --   Standard Industrial/Commercial Multi-Tenant Lease-Modified
                                        Net dated January 27, 1998 by and between the Company and
                                        BRS-Campo Investment Company LP.

        10.11(1)                   --   Standard Industrial/Commercial Single-Tenant Lease-Gross
                                        dated October 19, 1995 by and between the Company and Robert
                                        P. Peebles Trust, dated April 11, 1979.

        10.12(2)                   --   Standard Sublease dated September 9, 1997 by and between the
                                        Company, D. Howard Lewis and William R. Miller.

        10.13(6)                   --   The Business Center Office/Warehouse Lease dated April 4,
                                        1997 by and between CCI Group, Inc and Nooney Krombech
                                        Company.

        10.14(2)                   --   Distributor Agreement dated March 14, 1997 by and between
                                        the Company and ScanSource, Inc.

        10.15(6)                   --   Loan and Security Agreement dated June 8, 1998 by and among the Company, CCI Group, Inc., Posnet Computers, Inc. and
                                        Finova Capital Corporation and related Secured Promissory
                                        Note, Pledge Agreement and Secured Continuing Corporate
                                        Guaranty.

        10.16(6)                   --   Form of Warrant issued by the Company in favor of Finova
                                        Capital Corporation.

        10.17(8)                   --   Second and Third Amendments to Loan and Security Agreement
                                        dated December 15, 1998 and January 10, 1999, respectively, by and among the Company, CCI Group, Inc., Posnet
                                        Computers, Inc. and FINOVA Capital Corporation and related
                                        Security Promissory Note, Pledge Agreement and Secured
                                        Continuing Corporate Guaranty.

        10.18(7)                   --   Stock Purchase Agreement, dated April 23, 1999 by and among
                                        Javelin Systems, Inc., Dynamic Technologies, Inc., SB
                                        Holdings, Inc., John Biglin, Denise Biglin and John Seitz.

        10.19(9)                   --   1999 Non-Officer Stock Option Plan.*

        10.20(9)                   --   Form of non-qualified stock option agreement under the 1999
                                        Non-Officer Stock Option Plan.*

        10.21(9)                   --   Form of 1999 Plan Stock Option Grant Notice.*

        10.22(10)                  --   Securities Purchase Agreement, dated as of March 7, 2000, by and among the Company, Aspeon Solutions, Inc. and Marshall
                                        Capital Management, Inc.

        10.23(10)                  --   Warrant to Purchase Common Stock of the Company, dated as of
                                        March 8, 2000 issued by Aspeon Solutions, Inc. in favor of
                                        Marshall Capital Management, Inc.

        10.24(10)                  --   Warrant to Purchase Common Stock of Aspeon Solutions, Inc.
                                        dated as of March 8, 2000, issued by the Company in favor
                                        of Marshall Capital Management, Inc.

        10.25(10)                  --   Registration Rights Agreement, dated as of March 7, 2000 by and among the Company, Aspeon Solutions, Inc. and Marshall
                                        Capital Management, Inc.

        10.26                      --   Sixth Amendment and Waiver to Loan and Security Agreement
                                        Between Aspeon, Inc., CCI Group, Inc. and Finova Capital
                                        Corporation.

         21.1                      --   Subsidiaries

         24.1                      --   Power of Attorney (included on page 54 of this 10-K)

         27.1                      --   Financial Data Schedule.

------------------------

 (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2, as amended (No. 333-11217), and incorporated herein by reference.

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

 (6) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998 and incorporated herein by reference.

 (7) Filed as an exhibit to the Company's Current Report on Form 8-K filed May 3, 1999, and incorporated herein by reference.

 (8) Filed as an exhibit to the Company's Quarterly report on Form 10-QSB for the quarter ended December 31, 1998 and incorporated herein by reference.

 (9) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1999 and incorporated herein by reference.

 (10) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 9, 2000 and incorporated herein by reference.

  *  Management contract or compensatory plan or arrangement of the Company.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
  Stockholders of Aspeon, Inc.

    In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 50 present fairly, in all material respects, the financial position of Aspeon, Inc. and its subsidiaries at June 30, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 50 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, the Company sustained significant losses during the year ended June 30, 2000, has experienced negative cash flows from operations since its inception, and is in default of its preferred stock provisions, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

Orange County, California
November 3, 2000

                                  ASPEON, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              JUNE 30, 1999   JUNE 30, 2000
                                                              -------------   -------------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 5,641,500     $ 8,853,200
  Investments...............................................     7,472,000       1,025,200
  Accounts receivable--net of allowance for doubtful
    accounts of $454,400 and $433,600.......................    16,275,500      12,856,000
  Inventories...............................................    14,565,700      20,666,300
  Income tax receivable.....................................            --       2,713,700
  Prepaid expenses and other current assets.................     1,354,400       1,955,600
                                                               -----------     -----------
    Total current assets....................................    45,309,100      48,070,000

Property and equipment, net.................................     2,861,400       5,525,900
Goodwill....................................................    25,755,200      36,627,700
Other intangible assets.....................................     1,266,000         782,200
Other assets, net...........................................       891,200         777,700
                                                               -----------     -----------
  Total assets..............................................   $76,082,900     $91,783,500
                                                               ===========     ===========

         LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS' EQUITY

Current liabilities:
  Line of credit............................................   $ 2,056,600     $ 3,189,000
  Accounts payable..........................................     7,681,800      10,598,600
  Accrued expenses..........................................     2,446,200       7,249,200
  Current maturities of long-term debt......................       300,000       1,037,600
  Customer deposits.........................................       278,000       1,226,900
  Deferred revenues.........................................       397,500       1,545,900
  Income taxes payable......................................     1,517,400              --
                                                               -----------     -----------
    Total current liabilities...............................    14,677,500      24,847,200
                                                               -----------     -----------

Long-term debt, net of current portion......................       900,000         305,200
Purchase price payable for acquisitions.....................       874,000       1,868,200
Other.......................................................        21,000         277,400
                                                               -----------     -----------
    Total liabilities.......................................    16,472,500      27,298,000
                                                               -----------     -----------

Mandatorily redeemable Series A preferred stock, $0.01 par
  value, 10,000 issued and outstanding at June 30, 2000
  (liquidation value of $10,150,000)........................            --       6,042,100
Mandatorily redeemable warrants.............................            --       3,426,600
Mandatorily redeemable minority interest warrants...........            --         867,300

Commitments and contingencies (Notes 2, 9 and 12)

Stockholders' equity:
  Preferred stock, $0.01 par value, 990,000 shares
    authorized (1,000,000 authorized net of 10,000
    designated as mandatorily redeemable stock); no shares
    issued and outstanding..................................            --              --
  Common stock, $0.01 par value: 20,000,000 shares
    authorized; 8,887,203 and 9,383,161 issued and
    outstanding.............................................        88,900          93,800
  Additional paid in capital................................    55,800,700      65,049,500
  Deferred stock-based compensation.........................        (6,700)             --
  Retained earnings (accumulated deficit)...................     3,799,700     (10,025,900)
  Accumulated other comprehensive loss......................       (72,200)       (967,900)
                                                               -----------     -----------
    Total stockholders' equity..............................    59,610,400      54,149,500
                                                               -----------     -----------
    Total liabilities, mandatorily redeemable securities,
     and stockholders' equity...............................   $76,082,900     $91,783,500
                                                               ===========     ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  ASPEON, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     FOR THE YEAR ENDED
                                                        ---------------------------------------------
                                                        JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 2000
                                                        -------------   -------------   -------------
Revenues:
  Products............................................   $27,132,400     $58,672,400    $ 54,902,300
  Services............................................     2,513,700      14,086,400      26,142,900
                                                         -----------     -----------    ------------
Total revenues........................................    29,646,100      72,758,800      81,045,200
                                                         -----------     -----------    ------------

Cost of revenues:
  Products............................................    19,831,300      41,408,400      40,973,800
  Services............................................     1,904,700      10,618,400      20,300,100
                                                         -----------     -----------    ------------
Total cost of revenues................................    21,736,000      52,026,800      61,273,900
                                                         -----------     -----------    ------------
Gross profit..........................................     7,910,100      20,732,000      19,771,300
                                                         -----------     -----------    ------------

Operating expenses:
  Research and development............................       874,000       1,336,100       1,968,000
  Selling and marketing...............................     1,179,900       3,861,400       8,396,900
  General and administrative..........................     4,195,500       9,251,500      19,189,800
                                                         -----------     -----------    ------------
Total operating expenses..............................     6,249,400      14,449,000      29,554,700
                                                         -----------     -----------    ------------

Income (loss) from operations.........................     1,660,700       6,283,000      (9,783,400)

Interest expense......................................      (115,000)       (870,300)       (807,800)
Interest income.......................................        12,200         224,800         422,800
Other income (expense), net...........................        41,100          39,800         (82,300)
                                                         -----------     -----------    ------------

Income (loss) before income taxes.....................     1,599,000       5,677,300     (10,250,700)
Income taxes (expense) benefit........................      (584,900)     (2,010,500)        949,500
                                                         -----------     -----------    ------------
Net income (loss).....................................     1,014,000       3,666,800      (9,301,200)

Accretion of mandatorily redeemable preferred stock
  discount and dividends..............................            --              --      (6,090,500)
                                                         -----------     -----------    ------------
Net income (loss) available to common stockholders....   $ 1,014,100     $ 3,666,800    $(15,391,700)
                                                         ===========     ===========    ============

Net income (loss) per common share:
  Basic...............................................   $      0.28     $      0.59    $      (1.67)
  Diluted.............................................   $      0.27     $      0.57    $      (1.67)

Shares used in computing net income (loss) per common
  share:
  Basic...............................................     3,622,604       6,259,965       9,243,079
  Diluted.............................................     3,750,611       6,474,181       9,243,079

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  ASPEON, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEAR ENDED
                                                              ---------------------------------------------
                                                              JUNE 30, 1998   JUNE 30, 1999   JUNE 30, 2000
                                                              -------------   -------------   -------------
OPERATING ACTIVITIES
Net income (loss)...........................................   $ 1,014,100    $  3,666,800     $(9,301,200)
Adjustments to reconcile net income (loss) to net cash used
  in operating activities:
  Depreciation and amortization.............................       351,800       1,228,300       4,962,800
  Write-off of purchased software...........................            --              --         136,400
  Amortization of deferred financing costs..................         3,100         281,400         304,700
  Amortization of deferred stock-based compensation.........        51,600          32,500         121,100
  Loss on disposal of assets................................        55,100              --              --
  Deferred income taxes.....................................      (204,900)       (326,000)        530,900
  Deferred rent expense.....................................         6,300          14,700          67,900
  Income tax benefit from exercise of stock options.........        59,200         223,600              --
Non-cash allowances:
  Inventories...............................................       312,800         274,700         629,400
  Accounts receivable.......................................       243,800         263,000         355,200
  Warranty..................................................       130,000         (35,000)         18,300
Changes in operating assets and liabilities, net of
  acquisitions:
  Accounts receivable.......................................    (3,403,500)     (5,585,900)      3,298,100
  Inventories...............................................    (2,985,800)     (8,024,200)     (6,755,900)
  Income taxes receivable...................................            --              --      (2,713,700)
  Prepaid expenses and other current assets.................      (313,900)       (170,900)       (118,200)
  Other assets..............................................       (75,200)       (131,200)         (6,400)
  Accounts payable..........................................     2,838,100         725,800       2,705,900
  Accrued expenses..........................................        35,100         949,200       3,997,000
  Customer deposits.........................................      (408,500)     (1,194,500)        948,900
  Deferred revenues.........................................       129,200         (99,600)        247,600
  Income taxes payable......................................       239,000         707,300      (1,517,400)
                                                               -----------    ------------     -----------
  Net cash used in operating activities.....................    (1,922,600)     (7,200,000)     (2,070,400)
                                                               -----------    ------------     -----------
INVESTING ACTIVITIES
  Purchase of equipment.....................................      (724,600)     (2,051,000)     (3,528,500)
  Cash received from (paid for) purchased businesses........       392,400     (11,083,300)     (7,953,600)
  Investments in securities.................................            --      (7,472,000)      6,446,800
  Notes receivable due from related parties.................            --              --        (496,000)
                                                               -----------    ------------     -----------
  Net cash used in investing activities.....................      (332,200)    (20,606,300)     (5,531,300)
                                                               -----------    ------------     -----------
FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit..........       774,200      (1,000,900)      1,137,400
  Proceeds from issuance of long-term debt..................     1,500,000          43,500              --
  Payments of notes payable to related parties..............      (515,500)       (320,000)        (33,900)
  Payment of notes payable..................................            --        (399,200)       (309,500)
  Principal payments on capital leases......................            --              --        (108,900)
  Deferred financing costs..................................      (278,900)         10,000              --
  Net proceeds from public offerings........................            --      35,007,300              --
  Net proceeds from issuance of Preferred Stock.............            --              --       9,568,400
  Exercise of stock options and warrants....................        95,600         338,700         916,600
  Preferred Stock dividend paid.............................            --              --         (40,000)
                                                               -----------    ------------     -----------
  Net cash provided by financing activities.................     1,575,400      33,679,400      11,130,100
                                                               -----------    ------------     -----------
Effects of exchange rate changes on cash....................        (6,800)       (231,600)       (316,700)
                                                               -----------    ------------     -----------
Increase (decrease) in cash and cash equivalents............      (686,200)      5,641,500       3,211,700
Cash and cash equivalents at beginning of period............       686,200              --       5,641,500
                                                               -----------    ------------     -----------
Cash and cash equivalents at end of period..................   $        --    $  5,641,500     $ 8,853,200
                                                               ===========    ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Income tax paid.............................................   $   298,000    $  1,388,700     $ 1,425,900
                                                               ===========    ============     ===========
Interest paid...............................................   $   113,200    $    494,100     $   436,000
                                                               ===========    ============     ===========

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES--NOTE 2

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  ASPEON, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                       RETAINED      ACCUMULATED
                                    COMMON STOCK       ADDITIONAL      DEFERRED        EARNINGS         OTHER
                                --------------------     PAID IN      STOCK-BASED    (ACCUMULATED   COMPREHENSIVE
                                 SHARES      AMOUNT      CAPITAL     COMPENSATION      DEFICIT)          LOSS           TOTAL
                                ---------   --------   -----------   -------------   ------------   --------------   ------------
BALANCE, JUNE 30, 1997........  3,119,250   $31,200    $ 4,295,300    $   (90,800)   $  (881,200)     $      --      $  3,354,500
Value assigned to warrants
  issued in connection with
  credit facility.............         --        --        621,900             --             --             --           621,900
Shares issued in connection
  with acquisition of Posnet
  and CCI.....................    929,050     9,300      6,199,500             --             --             --         6,208,800
Amortization of deferred
  stock-based compensation....         --        --             --         51,600             --             --            51,600
Exercise of stock options and
  warrants....................     63,662       600         95,000             --             --             --            95,600
Income tax benefit from
  exercise of stock options...         --        --         59,200             --             --             --            59,200
Comprehensive income..........         --        --             --             --      1,014,100         (6,800)        1,007,300
                                ---------   -------    -----------    -----------    ------------     ---------      ------------
BALANCE, JUNE 30, 1998........  4,111,962    41,100     11,270,900        (39,200)       132,900         (6,800)       11,398,900
Issuances of common stock in
  connection with the
  limitation of Posnet earnout
  shares......................     56,250       600        362,600             --             --             --           363,200
Shares issued in connection
  with public offerings,
  net.........................  3,770,000    37,700     34,969,600             --             --             --        35,007,300
Shares issued in connection
  with the acquisition of RGB
  and Jade....................    416,975     4,200      3,774,600             --             --             --         3,778,800
Shares issued in connection
  with acquisition of DTI and
  SB..........................    452,226     4,500      4,861,500             --             --             --         4,866,000
Amortization of deferred
  stock-based compensation....         --        --             --         32,500             --             --            32,500
Exercise of stock options and
  exchange of warrants for
  common stock................     79,790       800        337,900             --             --             --           338,700
Income tax benefit from
  exercise of stock options...         --        --        223,600             --             --             --           223,600
Comprehensive income..........         --        --             --             --      3,666,800        (65,400)        3,601,400
                                ---------   -------    -----------    -----------    ------------     ---------      ------------
BALANCE, JUNE 30, 1999........  8,887,203    88,900     55,800,700         (6,700)     3,799,700        (72,200)       59,610,400
Shares issued in connection
  with the acquisition of
  Monument....................    104,802     1,000      2,059,700             --             --             --         2,060,700
Shares issued in connection
  with the earnout provisions
  of the RGB and Jade
  acquisition.................    271,256     2,700      2,565,300             --             --             --         2,568,000
Mandatorily redeemable
  preferred stock beneficial
  conversion feature..........         --        --      3,708,400             --     (3,708,400)            --                --
Accretion of mandatorily
  redeemable preferred stock
  discount and dividends......         --        --             --             --       (816,000)            --          (816,000)
Amortization of deferred
  stock-based compensation....         --        --             --          6,700             --             --             6,700
Exercise of stock options.....    119,900     1,200        915,400             --             --             --           916,600
Comprehensive loss............         --        --             --             --     (9,301,200)      (895,700)      (10,196,900)
                                ---------   -------    -----------    -----------    ------------     ---------      ------------
BALANCE, JUNE 30, 2000........  9,383,161   $93,800    $65,049,500    $        --    $(10,025,900)    $(967,900)     $ 54,149,500
                                =========   =======    ===========    ===========    ============     =========      ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                                  ASPEON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    Aspeon, Inc. ("Aspeon"), formerly known as Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Aspeon Solutions, Inc. ("Aspeon Solutions"), a wholly-owned subsidiary, is an application service provider ("ASP") providing services which enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than individual computers. Javelin Systems, a division of Aspeon, is a provider of integrated touchscreen computers and system integration services to the foodservice and retail industries.

    In December 1997, Aspeon acquired all of the outstanding common stock of POSNET Computers, Inc. ("Posnet") and CCI Group, Inc. ("CCI"). Posnet and CCI provide full turnkey systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

    In March and April 1998, Aspeon established three international subsidiaries to expand its sales and distribution channels in the international marketplace. The international subsidiaries are: Aspeon Systems (Europe) Limited ("Aspeon Europe") headquartered in England; Aspeon Systems International Pte Ltd ("Aspeon Asia") headquartered in Singapore; and Aspeon Systems Australia Pty Limited ("Aspeon Australia") headquartered in Australia.

    In May 1998, Aspeon Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact is headquartered in Singapore and provides consulting and system integration services.

    In November 1998, Aspeon acquired all of the outstanding common stock of RGB and Jade. RGB and Jade are headquartered in England and provide complementary Wide Area Networking products and services primarily to large retail, hospitality, and telecommunications companies.

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

    In March 2000, Aspeon acquired all of the outstanding capital stock of Monument Software Corporation ("Monument"). Monument specializes in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials.

    Hereinafter, Aspeon and its subsidiaries are referred to as the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

LIQUIDITY AND CAPITAL RESOURCES

    The Company has sustained significant losses during the year ended June 30, 2000 and has experienced negative cash flows from operations since its inception. At June 30, 2000, the Company's balance of cash, cash equivalents and short-term investments was $9,878,400. At June 30, 2000, the Company was in default of certain non-financial covenants related to its credit facility
(Note 5). In October 2000, the Company obtained a waiver on all defaults as of June 30, 2000 pursuant to certain terms and conditions

                                  ASPEON, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) including accelerating term loan repayments, accruing interest on the term loan at the default rate of 11.5% and limiting outstanding borrowings to approximately $3,538,000. The credit facility expires in June 2001. In
October 2000, the Company received a notice of default from the Preferred Stockholders (Notes 6 and 12), which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement.

    The Company's continued existence is dependent upon, among other factors, the Company's ability to return to profitability, the continued forbearance of the Company's lenders, its ability to obtain a Preferred Stock default waiver (Note 12), its ability to commence trading of its common stock (Note 12), the outcome of litigation filed against the Company, which alleges violations of the federal securities laws (Note 9), and the Company's ability to raise additional capital. Management has reduced its workforce and plans to further reduce expenditures. Management believes that such reductions, and funds expected to be generated from operations, will be sufficient to meet its expected short-term needs for working capital. However, there can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital or that the outcomes of the litigation or the Preferred Stock default will not have a material adverse impact on the Company's operations. Accordingly, management intends to obtain additional debt or equity financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

    These consolidated financial statements have been prepared assuming the Company will continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Aspeon and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the respective periods. Actual results could materially differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses and debt. The carrying amounts of the Company's financial instruments at June 30, 1999 and 2000 approximate their respective fair values.

                                  ASPEON, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CONCENTRATION OF BUSINESS AND CREDIT RISK

    The Company operates within an industry that is subject to rapid technological advancement, intense competition and uncertain market acceptance. The introduction of new technologies, competitors' alternative products and ultimate market acceptance of the products sold by the Company could have a substantial impact on future operations. The Company maintains a significant portion of its manufacturing operations with a third-party manufacturer in Singapore. Any termination of, or significant disruption in, the Company's relationship with the third-party manufacturer of its product may prevent the Company from fulfilling customer orders in a timely manner.

    Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of accounts receivable and investments. In the normal course of business, the Company provides credit terms to its customers and collateral is generally not required. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for potential losses which, when realized, have been within the range of management's expectations. By policy, the Company invests primarily in high-grade marketable securities.

    For the year ended June 30, 1998, one customer in the Solutions Services segment (Note 11) accounted for approximately 11% of consolidated revenues. For the year ended June 30, 1999, one customer in the POS Products segment
(Note 11) accounted for approximately 11% of consolidated revenues. For the years ended June 30, 1998 and 1999, outstanding accounts receivable from these customers amounted to $31,400 and $1,590,000, respectively. For the year ended June 30, 2000, one customer in the POS Products segment accounted for approximately 15% of consolidated revenues. The outstanding accounts receivable balance from this customer amounted to $741,000 at June 30, 2000.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

INVESTMENTS

    Management determines the appropriate classification of its investments at the time of purchase and reevaluates such determination at each balance sheet date. The Company classifies its investments as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS")
No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These securities are carried at fair market value, with unrealized gains or losses reported in stockholders' equity as a component of other comprehensive income (loss). Cost is determined using the specific identification method for the purpose of computing gains and losses. During the years ended June 30, 1999 and 2000, the Company invested in debt securities with original maturities ranging from three to nine months.

                                  ASPEON, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Investments consisted of the following as of June 30, 1999, and 2000:

                                                          1999         2000
                                                       ----------   ----------
Obligations of U.S. government agencies..............  $3,981,900   $  519,500
U.S. Treasury securities.............................     988,400           --
Corporate debt securities............................   2,501,700      505,700
                                                       ----------   ----------
  Total investments..................................  $7,472,000   $1,025,200
                                                       ==========   ==========

    Unrealized gains and losses for the years ended June 30, 1999 and 2000 were not material.

INVENTORIES

    Inventories at June 30, 1999 and 2000 consist primarily of point of sale computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                                        1999          2000
                                                     -----------   -----------
Raw materials......................................  $ 7,195,600   $ 7,506,400
Work-in-process....................................      227,000       110,400
Finished goods.....................................    7,143,100    13,049,500
                                                     -----------   -----------
                                                     $14,565,700   $20,666,300
                                                     ===========   ===========

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost and depreciated using the straight-line method over the following estimated useful lives:

Computer equipment and software.............................  3 years
Furniture and fixtures......................................  5 years
Vehicles....................................................  5 years
Leasehold improvements......................................  2-8 years

    Maintenance and repairs are charged to expense as incurred, and the costs of additions and betterments are capitalized. Leasehold improvements are amortized over the shorter of the useful life of the asset or the life of the related lease. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is recognized.

    Depreciation expense was approximately $217,700, $629,800 and $1,964,700 for the years ended June 30, 1998, 1999 and 2000, respectively.

                                  ASPEON, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Property and equipment at June 30, 1999 and 2000 consists of:

                                                        1999          2000
                                                     -----------   -----------
Computer equipment and software....................  $ 2,911,500   $ 6,597,400
Furniture and fixtures.............................      732,500       835,300
Vehicles                                                  66,600       222,800
Leasehold improvements.............................      254,000     1,238,800
                                                     -----------   -----------
                                                       3,964,600     8,894,300
Accumulated depreciation and amortization..........   (1,103,200)   (3,368,400)
                                                     -----------   -----------
                                                     $ 2,861,400   $ 5,525,900
                                                     ===========   ===========

LONG-LIVED ASSETS

    Long-lived assets and identifiable intangible assets acquired in purchase acquisitions are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying value. If an asset is determined to be impaired, the impairment is measured by the amount that the carrying amount of the asset exceeds its fair value. During the year ended June 30, 2000, the Company wrote-off the remaining $136,400 balance of purchased software (Note 3).

INTANGIBLE ASSETS

GOODWILL

    Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. For the acquisitions of Posnet, CCI, Aspact, RGB, Jade, RCS and Monument, the excess was allocated entirely to goodwill. Management determined that for these acquired companies, there were no other identifiable intangible assets that would require an allocation of the purchase price. Goodwill is stated at cost and is amortized on a straight-line basis over periods ranging from three to 25 years.

OTHER INTANGIBLE ASSETS

    Other intangible assets include the estimated value associated with a non-compete agreement, workforce and software acquired in the acquisition of DTI (Note 3). These items are being amortized on a straight-line basis over periods ranging from two to ten years.

    Amortization of goodwill and other intangible assets amounted to approximately $125,000, $598,500 and $2,998,100 for the years ended June 30, 1998, 1999 and 2000, respectively. Accumulated amortization was approximately $751,700 and $3,586,300 as of June 30, 1999 and 2000, respectively.

DEFERRED FINANCING COSTS

    Deferred financing costs are included in other assets and represent costs incurred by the Company relating to its line of credit facility (Note 5). These costs are being amortize on a straight-line basis over the term of the line of credit.

                                  ASPEON, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ACCRUED SEVERANCE COSTS

    Included in accrued expenses as of June 30, 2000 is $3,900,000 of severance costs for nine senior management personnel terminated in June 2000. Such costs include payroll and related expenses, health benefits and $2,500,000 associated with the settlement of future contingent payments with the selling shareholder of RCS (Note 3). The termination agreements provided for the extension of the exercise period to twenty-four months for previously granted stock options. The fair market value of the underlying common stock on the date the stock options were modified was less than the exercise price; accordingly, there was no impact to the consolidated statements of operations. In addition, the Company entered into consulting agreements with five of the terminated employees, in which a total of 200,000 Aspeon, Inc. stock options were granted with vesting periods of twenty-four months (Note 7). The impact of these stock options to the consolidated financial statements was not material.

FOREIGN CURRENCY TRANSLATION

    The consolidated financial statements of the Company's non-U.S. operations are translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected in accumulated other comprehensive income (loss). Gains and losses on transactions denominated in other than the functional currency of an operation are reflected in other income (expense). During the year ended June 30, 2000, the Company recorded transaction losses totaling approximately $80,000, which have been recorded in the statement of operations.

REVENUE RECOGNITION

    The Company sells its hardware and third-party software products both as part of a solutions package and on a stand-alone basis. Sales of the Company's products which are part of a solutions package typically include hardware, third-party software and installation. Revenues associated with these arrangements are recognized upon the completion of the installation of the product. Sales of products, which are part of a solution, are included in products revenue while installation and consulting services are included in services revenue. Revenues from sales of products sold on a stand-alone basis are recognized upon shipment to the customer. Estimated product returns and sales allowances are provided for when revenue is recognized.

    Service contract revenues are recognized ratably over the term of the related contract. These revenues are generally from maintenance, help desk and application services arrangements. Revenues earned under time and material type arrangements are recognized as services are performed, and primarily are comprised of information technology services.

    Revenues from fixed fee arrangements under which the Company provides software customization, development services, or significant implementations are recognized on the percentage-of-completion method of accounting, based on the costs incurred to total estimated costs. The Company provides for anticipated losses by a charge to income in the period the losses are first identified.

                                  ASPEON, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CUSTOMER DEPOSITS AND DEFERRED REVENUES

    Customer deposits represent cash received in advance of product shipment while deferred revenues represents cash received in advance of the performance of service contract revenues.

WARRANTIES

    The Company's products are under warranty for defects in material and workmanship for one year. Certain components included in the Company's products are covered by manufacturers' warranties. The Company establishes an accrual for estimated warranty costs when the related revenue is recognized.

ADVERTISING COSTS

    Advertising costs are expensed as incurred. Advertising expense was $703,000, $1,017,000 and $1,288,000 for the years ended June 30, 1998, 1999 and
2000, respectively.

RESEARCH AND DEVELOPMENT

    Research and development costs are expensed as incurred. Research and development expenses are principally comprised of payroll and related costs, and the cost of prototypes.

INCOME TAXES

    Income taxes are provided utilizing the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes". The liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities. Additionally, under the liability method changes in tax rates and laws will be reflected in income in the period such changes are enacted. A valuation allowance is recorded when it is more likely than not that deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

    The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and complies with the disclosure provisions of SFAS No. 123 "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's common stock and the exercise price of the stock option.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding adjusted for the effects of potential issuances of common shares, if dilutive. Potential common shares include incremental shares of common stock issuable on the excise of stock options, warrants and convertible preferred stock.

                                  ASPEON, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    A reconciliation of basic and diluted net income (loss) per common share for the years ended June 30, 1998, and 1999 is as follows:

                                                         1998                      1999
                                                -----------------------   -----------------------
                                                  BASIC       DILUTED       BASIC       DILUTED
                                                ----------   ----------   ----------   ----------
Net income available to common stockholders...  $1,014,100   $1,014,100   $3,666,800   $3,666,800
Weighted average common shares outstanding
  available to common stockholders............   3,622,604    3,622,604    6,259,965    6,259,965
Potential common shares for the exercise of
  stock options...............................          --      128,007           --      214,216
                                                ----------   ----------   ----------   ----------
Diluted weighted average common shares
  outstanding.................................   3,622,604    3,750,611    6,259,965    6,474,181
                                                ==========   ==========   ==========   ==========
Net income per common share...................  $     0.28   $     0.27   $     0.59   $     0.57
                                                ==========   ==========   ==========   ==========

    For the year ended June 30, 2000 there was no difference between basic and diluted net loss per common share, as the Company incurred a net loss for the year.

    There were 146,000 and 391,000 Aspeon, Inc. stock options in the years ended June 30, 1999 and 2000, respectively, that were not included in the computation of diluted net income per common share because the exercise price was greater than the average market price of the common stock, resulting in an anti-dilutive effect. Due to the net loss incurred by the Company for the year ended June 30, 2000, an additional 265,300 Aspeon, Inc. stock options were not included in the computation of diluted net loss per share, as their impact would be anti-dilutive. The number of anti-dilutive options in 1998 was not material.

    There were 1,968,334 warrants and 10,000 shares of Preferred Stock for the year ended June 30, 2000 that were not included in the computation of net loss per common share due to their anti-dilutive effect.

SEGMENT INFORMATION

    The Company uses the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) consists of net income (loss), the change in the cumulative foreign currency translation adjustment and the change in unrealized gains or losses on available-for-sale securities. Accumulated other comprehensive loss consists of the cumulative translation adjustment and net unrealized gains or losses on available-for-sale securities.

RECLASSIFICATIONS

    Certain amounts in fiscal 1998 and 1999 have been reclassified to conform to the fiscal 2000 presentation.

                                  ASPEON, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES

    Acquisitions of businesses in exchange for shares of the Company's common stock--Note 3.

    Issuance of the Company's common stock for the cancellation of contingent consideration--Note 3.

    Warrants issued in connection with credit facility and Preferred Stock--Note 7.

    Accrued but unpaid dividends on mandatorily redeemable Series A preferred stock--Note 6.

    Capital leases obligations of $551,800 executed in fiscal 2000.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued, which establishes new standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company will be required to adopt SFAS No 133 in fiscal 2001. Management has not completed its assessment as to whether the adoption of the new statement will have a material impact on the consolidated results of operations or financial position of the Company.

    In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission staff (the "staff"), which summarizes the staff's views on selected revenue recognition issues based upon existing generally accepted accounting principles. The statements in the staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Management has not completed its assessment as to whether the adoption of SAB 101 will have a material impact on the consolidated results of operations or financial position of the Company.

    In November 2000, the Emerging Task Force ("EITF") issued EITF No. 00-27, "Application of Issue No. 98-5, 'Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios', to Certain Convertible Instruments". Management believes there will be no impact to the consolidated results of operations or financial position of the Company as a result of this EITF issue.

3.  ACQUISITIONS

    In December 1997, the Company acquired all of the outstanding capital stock of Posnet. The original purchase price for Posnet consisted of 225,000 shares of the Company's common stock. The Company was required to issue an additional 75,000 shares of its common stock in fiscal 1998 and shares of its common stock with a market value of $500,000 in each of fiscal 1999 and fiscal 2000 based upon the cumulative net profits of Posnet during the three years ending
December 31, 2000. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Posnet have been included with those of the Company commencing on the date of acquisition. The purchase price of $1,594,200 (including acquisition costs of approximately $75,500) was determined by discounting the value of the common stock issued by 25% from the quoted price, principally due to restrictions and liquidity factors, and resulted in excess of purchase price over the fair value of net assets acquired of approximately $2,036,000. Such excess (which was increased for the contingent payments described below) is being amortized on a straight-line

                                  ASPEON, INC.

3.  ACQUISITIONS (CONTINUED)
basis over 25 years. During the year ended June 30, 1998, the Company issued 18,750 shares of its common stock as additional consideration. In August 1998, the Company agreed to issue 56,250 shares of its common stock to the former shareholders of Posnet in consideration for the elimination of any future contingent payments. The $363,200 value of these additional shares has been recorded as additional goodwill.

    In December 1997, the Company acquired all of the outstanding capital stock of CCI. The purchase price for CCI consisted of 670,000 shares of the Company's common stock. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of CCI have been included with those of the Company commencing on the date of acquisition. The purchase price of $4,476,800 (including costs of acquisition of approximately $111,300) was determined by discounting the value of the common stock issued by 25% from the quoted price, principally due to restrictions and liquidity factors, and resulted in excess of purchase price over the fair value of net assets acquired of approximately $4,097,500. Such excess is being amortized on a straight-line basis over 25 years.

    In April 1999, the Company acquired all of the outstanding capital stock of DTI and SB. The aggregate purchase price for DTI and SB consisted of $10,000,000 in cash and 452,226 shares of the common stock of the Company with an additional
(i) $2,000,000 in cash and (ii) $1,000,000 in value (as defined in the Agreement) of common stock of the Company issuable upon the satisfaction of certain milestones for each of the quarters in the twelve months ended
April 30, 2000. The $2,000,000 additional cash payment was paid in fiscal 2000. Included in the purchase price payable for acquisitions is $1,000,000 (100,386 shares of common stock) issuable to the selling shareholders. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of DTI and SB have been included with those of the Company commencing on the date of acquisition. The original price of approximately $14,398,700 (including costs of acquisition of approximately $148,700) was determined by discounting the value of the common stock issued by 15% from the quoted price, principally due to restrictions and liquidity factors. The original purchase price was allocated as follows:

Tangible net assets acquired................................  $   908,300
Non-compete.................................................      166,000
Workforce...................................................      800,000
Software....................................................      300,000
Goodwill....................................................   12,224,400
                                                              -----------
  Total.....................................................  $14,398,700
                                                              ===========

    The non-compete agreement is amortized on a straight-line basis over two years while goodwill and workforce are amortized on a straight-line basis over 10 years. During the year ended June 30, 2000, the Company wrote-off the remaining $136,400 balance of the purchased software based on management's assessment that expected cash flow from the related products would be insignificant.

                                  ASPEON, INC.

3.  ACQUISITIONS (CONTINUED)
    Unaudited proforma consolidated results from operations as if the acquisitions of Posnet and CCI and the acquisition of DTI and SB had occurred as of July 1, 1997 are as follows:

                                                        1998          1999
                                                     -----------   -----------
Revenues...........................................  $41,721,300   $78,550,900
Cost of revenues...................................   27,888,300    52,510,800
                                                     -----------   -----------
  Gross profit.....................................   13,833,000    26,040,100
Operating expenses.................................   12,250,200    18,727,700
                                                     -----------   -----------
Income from operations.............................    1,582,800     7,312,400
Other expense......................................      (66,300)     (609,500)
                                                     -----------   -----------
Income before taxes................................    1,516,500     6,702,900
Provision for income taxes.........................   (1,103,200)   (2,488,700)
                                                     -----------   -----------
Net income available to common stockholders........  $   413,300   $ 4,214,200
                                                     ===========   ===========
Net income per common share:
  Basic............................................  $      0.10   $      0.63
                                                     ===========   ===========
  Diluted..........................................  $      0.10   $      0.62
                                                     ===========   ===========

    The unaudited proforma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred as of the dates indicated.

    In May 1998, Aspeon Asia acquired all of the outstanding common stock of Aspact for $170,000 in cash and 15,300 shares of the Company's common stock. The acquisition of Aspact has been accounted for as a purchase, and accordingly, the results of operations of Aspact have been included with those of the Company commencing on the date of acquisition. The purchase price of $567,400 resulted in excess of purchase price over the fair value of net assets acquired of approximately $320,000. Such excess is being amortized on a straight-line basis over 25 years. The results of operations of Aspact prior to the date of acquisition were not material. In August 2000, the Company sold Aspact
(Note 12).

    In November 1998, the Company acquired all of the outstanding capital stock of RGB and 52.5% of the outstanding common stock of Jade. The remaining 47.5% of the outstanding common stock of Jade was owned by RGB. The aggregate purchase price for the RGB and Jade capital stock consisted of $1,922,900 in cash (including acquisition costs of $181,800) and 257,058 shares of the Company's common stock. The Company was also required to issue additional shares of its common stock with a market value of $4,112,500 in each of 1999 and 2000 based upon the cumulative net profits of RGB and Jade during the twenty-four month period ended September 30, 2000. The acquisitions have been accounted for by the purchase method, and accordingly, the results of operations of RGB and Jade have been included with those of the Company commencing on the date of acquisition. The purchase price of $3,561,600 resulted in excess of purchase price over the fair value of net assets acquired of approximately $2,987,700. Such excess (which increases for any contingent payments) is being amortized on a straight-line basis over 25 years. During the year ended June 30, 1999, the Company issued 159,917 shares of its common stock at a value of $1,748,200 ($874,000 of which is included as purchase price payable for acquisitions). During the year ended June 30, 2000, the Company paid an additional $1,224,700 and issued 271,256 shares of its common stock at a value of $2,568,000. In February 2000, the Company agreed to settle all remaining future

                                  ASPEON, INC.

3.  ACQUISITIONS (CONTINUED)
contingent payments for cash and stock with a value of $1,908,500 and $867,500 (276,944 shares of common stock), respectively. The Company has recorded such amounts as additional goodwill. Included in accrued expenses and purchase price payable for acquisitions is $683,000 in cash that is payable and the $867,500 value of shares that are issuable to the selling shareholders, respectively. The results of operations of RGB and Jade prior to the date of acquisition were not material.

    In August 1999, the Company acquired all of the outstanding capital stock of RCS. The aggregate purchase price for RCS consisted of $3,054,400 in cash (including acquisition costs of $21,300). The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of RCS have been included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $2,706,200. Such excess is being amortized on a straight-line basis over 10 years. In June 2000, the Company agreed to pay to the former owner of RCS, and then current employee of the Company, $2,500,000 to settle all future contingent payments. This settlement was recorded as compensation expense and was paid in July 2000. The results of operations of RCS prior to the date of acquisition were not material.

    In March 2000, the Company acquired all of the outstanding capital stock of Monument. The aggregate purchase price for Monument consisted of $1,579,000 in cash (including acquisition costs of $79,000) and 104,802 shares of common stock with a value of $2,060,700. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Monument have been included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $3,639,700. Such excess is being amortized on a straight-line basis over three years. The results of operations of Monument prior to the date of acquisition were not material.

    Cash paid in connection with the Company's purchase acquisitions, including the cash settlement for any future contingent payments, is as follows:

                                           1998          1999          2000
                                        -----------   -----------   -----------
Fair value of assets acquired,
  including goodwill..................  $10,422,000   $22,893,100   $14,675,400
Liabilities assumed...................   (4,561,200)   (4,912,100)   (2,093,100)
Common stock issued...................   (6,253,200)   (6,897,700)   (4,628,700)
                                        -----------   -----------   -----------
  Cash (received) paid................  $  (392,400)  $11,083,300   $ 7,953,600
                                        ===========   ===========   ===========

4.  INCOME TAXES

    Net income (loss) before income taxes consist of the following for the years ended June 30, 1998, 1999 and 2000:

                                             1998         1999          2000
                                          ----------   ----------   ------------
U.S.....................................  $1,570,200   $3,230,100   $(10,352,200)
Foreign.................................      28,800    2,447,200        101,500
                                          ----------   ----------   ------------
Total...................................  $1,599,000   $5,677,300   $(10,250,700)
                                          ==========   ==========   ============

                                  ASPEON, INC.

4.  INCOME TAXES (CONTINUED)
    The components of income tax expense (benefit) for the years ended June 30, 1998, 1999 and 2000 are as follows:

                                             1998         1999         2000
                                           ---------   ----------   -----------
CURRENT:
  Federal................................  $ 686,300   $1,157,500   $(1,739,000)
  State..................................     70,700      351,800            --
  Foreign................................     32,900      827,200       258,600
DEFERRED:
  Federal................................   (157,500)    (297,400)      467,900
  State..................................    (47,500)     (28,600)       63,000
                                           ---------   ----------   -----------
TOTAL....................................  $ 584,900   $2,010,500   $  (949,500)
                                           =========   ==========   ===========

    The Company's effective tax rate differs from the U.S. federal statutory tax rate (benefit), as follows:

                                                              1998          1999          2000
                                                            --------      --------      --------
Income tax provision at federal statutory tax rates...        34.0%         34.0%        (34.0)%
State taxes, net of federal effect....................         2.5           3.8          (5.0)
Foreign earnings taxed at different rates.............          --          (0.2)         (0.6)
Goodwill amortization.................................         2.7           3.0           8.4
Net operating loss benefit............................        (8.7)           --            --
Non-deductible items..................................         4.1           0.3           0.3
Adjustments to estimated income tax accruals..........         2.0          (5.5)         (1.5)
Valuation allowance...................................          --            --          23.2
Other.................................................          --            --          (0.1)
                                                              ----          ----         -----
  Total...............................................        36.6%         35.4%         (9.3)%
                                                              ====          ====         =====

    Components of deferred tax assets are as follows:

                                                          1999        2000
                                                        --------   -----------
Accrued expenses......................................  $515,200   $   725,900
Net operating losses..................................        --     1,197,800
Tax credits...........................................        --       112,000
Stock-based compensation..............................        --       318,400
Other.................................................    15,700        20,700
                                                        --------   -----------
                                                        $530,900     2,374,800
  Valuation allowance.................................        --    (2,374,800)
                                                        --------   -----------
  Net deferred tax assets.............................  $530,900   $        --
                                                        ========   ===========

    As of June 30, 2000, the Company has net operating loss carryforwards of $1,900,000 and $6,300,000 for federal and state purposes, respectively, that begin expiring in 2019 and 2004, respectively. Future changes in ownership, as defined by section 382 of the Internal Revenue Code, could limit the amount of net operating loss carryforwards used in any one year.

                                  ASPEON, INC.

4.  INCOME TAXES (CONTINUED)

    Management believes it is more likely than not that the Company will not realize its deferred tax assets based upon expected operating results. Accordingly, a full valuation allowance has been provided against net deferred tax assets as of June 30, 2000.

    Undistributed earnings of foreign subsidiaries aggregated $2,600,000 and $2,701,500 as of June 30, 1999 and 2000, respectively, which under existing tax law, will not be subject to U.S. tax until distributed as dividends. Since the earnings have been or are intended to be indefinitely reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against U.S. tax on dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

5.  LINE OF CREDIT AND LONG-TERM DEBT

    In June 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expires in June 2001 and consisted of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The credit facility contains a .50% per annum unused line of credit fee, which is based on the difference between the borrowing capacity and outstanding balance. Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 13.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due in June 2001. At June 30, 2000, borrowings outstanding under the term loan amounted to $900,000. The Company is not permitted to pay cash dividends to common stockholders under the terms of the credit facility without approval of the unrelated financial institution.

    Under the terms of the credit facility, the Company is permitted to borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (9.5% as of June 30, 2000). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. At June 30, 2000, borrowings outstanding under the line amounted to $2,497,000.

    The credit facility contains certain restrictive monthly financial and non-financial covenants (e.g., limitation on capital expenditures and indebtedness). The Company is required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, the Company was in default of certain non-financial covenants. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 11.5%, and limiting borrowings to approximately $3,538,000.

    Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (8.0% at June 30, 2000). The credit facility was renewed in October 2000 and expires in August 2001. At June 30, 2000, borrowings under the line amounted to $692,000 with approximately $1,108,000 available for future borrowings.

6.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK

    In March 2000 the Company completed a private placement in which the Company sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant

                                  ASPEON, INC.

6. MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED) to acquire 583,334 shares of common stock of the Company at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of Aspeon Solutions at an exercise price of $5.00 per share. Proceeds to the Company amounted to $9,568,400, net of $431,600 in issuance costs.

    The Preferred Stockholders have the following rights: i) the right of first offer for the subsequent sale of equity securities by the Company, as defined, through March 2001, ii) the right to exchange Preferred Stock for equity securities subsequently issued by the Company, through September 2001, iii) the option to exchange the Preferred Stock for shares of the preferred stock of Aspeon Solutions following an initial public offering and based on the trading volume of the Company's common stock, as defined, and iv) registration rights for the shares of common stock issuable upon the conversion of the Preferred Stock.

    The Preferred Stock also contains the following preferences: i) cumulative dividends at an annual rate of 6%, payable quarterly in cash or common stock at the option of the Company commencing in April 2000, ii) liquidation preference equal to the original issuance price plus unpaid dividends, iii) conversion into common stock at any time after March 2000 at a conversion price equal to the lower of (a) $16.00 or (b) the average of the three lowest closing bid prices of the Company's common stock during the 10 day period prior to the conversion,
iv) redemption of the Preferred Stock by the Company in March 2002 at the original issuance price ($1,000 per share) plus unpaid dividends, or at the option of the Company if certain conditions remain satisfied, as defined, in shares of common stock, and v) mandatory redemption if certain events occur, as defined, at a redemption price equal to 125% of the original issuance price plus unpaid dividends and unpaid default interest.

    The warrant to purchase 583,334 shares of the Company's common stock expires five years from the issuance date (March 2005). The original exercise price of $17 per share is subject to adjustment if one year from the issuance date the Company's common stock is lower (as defined) than the exercise price then in effect. In this event, the exercise price will be equal to the Company's common stock price but will not be less than $8.00 per share. In the event of a Major Transaction, as defined, the warrant holders can cause the Company to redeem the warrants for consideration equal to the greater of the value of the common stock received assuming a cashless exercise or the value of the warrants as determined using the Black-Scholes option pricing model. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: 82% volatility, $17.00 exercise price, five-year term, and 0% dividend yield.

    The warrant to purchase 1,250,000 shares of Aspeon Solutions common stock is exercisable at any time beginning on the date that is the earlier of: (i) the date on which Aspeon Solutions commences an initial public offering or (ii) the one-year anniversary of the issue date (March 2001); and ending five years from the earlier of (i) or (ii). The Aspeon Solutions warrant also contains the same Major Transaction provision included in the warrant exercisable into the Company's common stock. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: 84% volatility, $5.00 exercise price, four-year term, and 0% dividend yield.

                                  ASPEON, INC.

6.  MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK (CONTINUED)
    The net proceeds from the issuance of the Preferred Stock was allocated based on the relative fair values of each equity instrument using an independent valuation as follows:

Preferred Stock.............................................  $5,274,500
Warrants, Aspeon, Inc.......................................   3,426,600
Warrants, Aspeon Solutions..................................     867,300
                                                              ----------
Total net proceeds..........................................  $9,568,400
                                                              ==========

    The Preferred Stock conversion price was less than the market value of the Company's common stock on the date of issuance; accordingly, the Company recorded a beneficial conversion feature equal to the difference between the conversion price and the fair value of the common stock, multiplied by the number of shares into which the Preferred Stock is convertible (intrinsic value). The resultant value was limited to the amount allocated to the Preferred Stock of $5,274,500 and was charged to retained earnings, to the extent available, and paid in capital on the issuance date, and increased the net loss available to common stockholders.

    The Preferred Stock discount that resulted from the allocation of the net proceeds to the other equity instruments issued is being accreted over the minimum period from the date of issuance to the date on which the Preferred Stock can first be redeemed (March 2002), and has increased the net loss available to common stockholders.

    The warrants exercisable into the Company's common stock and Aspeon Solutions' common stock (mandatorily redeemable minority interest warrants) are not included in stockholders' equity due to the holders' ability to cause the Company to repurchase the warrants. The Company reserved 2,750,000 shares of common stock that would be issued in the event of conversion or exercise of the Preferred Stock and warrants, respectively.

    During the year ended June 30, 2000, the Company paid $40,000 in dividends to the Preferred Stockholders. As of June 30, 2000, the Company has accrued dividends of $150,000 that have been recorded as an increase to the Preferred Stock carrying value.

    The components of the accretion of mandatorily redeemable preferred stock discount and dividends included in the statement of operations for the year ended June 30, 2000 follows:

Beneficial conversion feature...............................  $5,274,500
Discount accretion..........................................     626,000
Dividend accretion..........................................     190,000
                                                              ----------
                                                              $6,090,500
                                                              ==========

    In October 2000, a notice of default was received from the Preferred Stockholders (Note 12).

7.  STOCKHOLDERS' EQUITY

COMMON STOCK

    In December 1998, the Company increased the number of authorized shares of common stock from 10,000,000 to 20,000,000.

                                  ASPEON, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    In November 1998, the Company completed a public offering of 1,395,000 shares of its common stock at $6.75 per share, for net proceeds of approximately $8,100,000. In February 1999, the Company completed a public offering of 2,375,000 shares of its common stock at $12.25 per share, for net proceeds of approximately $26,900,000.

STOCK OPTION PLANS

ASPEON, INC.

    In August 1996, the Company adopted a stock incentive award plan (the "1996 Plan") under which the Board of Directors (the "Board"), or a committee appointed for such purpose, may grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 300,000 shares of Aspeon, Inc. common stock. Options issued under the Plan generally vest over a 3-year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expire ten years from the date of grant. There are no remaining options available for grant under the 1996 Plan at June 30, 2000. The Company has 123,850 shares of Aspeon, Inc. common stock reserved for issuance in connection with the exercise of options under the 1996 Plan at June 30, 2000.

    In December 1997, the stockholders approved the Company's 1997 Equity Incentive Plan (the "1997 Plan") under which the Board, or a committee appointed for such purpose, may grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 2,100,000 shares of Aspeon, Inc. common stock. Options issued under the 1997 Plan generally vest 20% per year over a 5-year period. All options expire ten years from the date of grant. There are approximately 1,243,000 options available for grant under the 1997 Plan at June 30, 2000. The Company has 1,055,900 shares of Aspeon, Inc. common stock reserved for issuance in connection with the exercise of options under the 1997 Plan at June 30, 2000.

    In April 1999, the Board approved the Company's 1999 Non-Officer Stock Option Plan (the "1999 Plan") under which the Board, or a committee appointed for such purpose, may grant nonstatutory options to eligible employees or consultants of the Company who are not officers or members of the Board, to acquire up to an aggregate of 3,000,000 shares of Aspeon, Inc. common stock. Options granted under the 1999 Plan generally vest 25% per year over a 4-year period, in equal monthly installments over thirty-six months or 100% upon grant issuance. All options expire ten years from the date of grant. There are approximately 1,655,000 options available for grant under the 1999 Plan at June 30, 2000. The Company has 1,000,000 shares of Aspeon, Inc. common stock reserved for issuance in connection with the exercise of options under the 1999 Plan at June 30, 2000.

                                  ASPEON, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    The following option activity occurred during the years ended June 30, 1998, 1999 and 2000:

                                               1998                         1999                         2000
                                     -------------------------   --------------------------   --------------------------
                                                   WEIGHTED                     WEIGHTED                     WEIGHTED
                                                   AVERAGE                      AVERAGE                      AVERAGE
                                     OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                     --------   --------------   ---------   --------------   ---------   --------------
FOR OPTIONS GRANTED AT LESS THAN
  FAIR MARKET VALUE ON THE DATE OF
  GRANT:
Options outstanding beginning of
  period...........................  167,500         $3.73         140,200        $3.77          99,200        $3.78
  Exercised........................  (27,300)        $3.50         (36,950)       $3.57         (31,850)       $3.81
  Canceled.........................       --            --          (4,050)       $3.50              --           --
                                     -------         -----       ---------        -----       ---------        -----
Options outstanding................  140,200         $3.77          99,200        $3.78          67,350        $3.77
                                     =======         =====       =========        =====       =========        =====
Options exercisable................  112,536         $3.80          68,000        $3.90          67,350        $3.77
                                     =======         =====       =========        =====       =========        =====

                                               1998                         1999                         2000
                                     -------------------------   --------------------------   --------------------------
                                                   WEIGHTED                     WEIGHTED                     WEIGHTED
                                                   AVERAGE                      AVERAGE                      AVERAGE
                                     OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE    OPTIONS    EXERCISE PRICE
                                     --------   --------------   ---------   --------------   ---------   --------------
FOR OPTIONS GRANTED AT FAIR MARKET
  VALUE ON THE DATE OF GRANT:
Options outstanding................   78,000         $4.90         693,500        $8.96       1,519,800        $9.50
  Granted..........................  623,000         $9.42         903,750        $9.77       1,137,750        $7.37
  Exercised........................       --                       (32,050)       $6.54         (88,050)       $8.99
  Canceled.........................   (7,500)        $9.50         (45,400)       $7.84        (299,883)       $9.56
                                     -------         -----       ---------        -----       ---------        -----
Options outstanding................  693,500         $8.96       1,519,800        $9.50       2,269,617        $8.44
                                     =======         =====       =========        =====       =========        =====
Options exercisable................   58,943         $5.47         153,183        $7.73         588,908        $8.06
                                     =======         =====       =========        =====       =========        =====

    The weighted average fair value of options granted at fair market value during fiscal 1998, 1999 and 2000 was $5.63, $6.82, and $3.30, respectively.

                                  ASPEON, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    The range of exercise prices for options outstanding and options exercisable at June 30, 2000 were as follows:

                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                           ------------------------------   ------------------------------
                                                         WEIGHTED AVERAGE
                                                            REMAINING                     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE                    OUTSTANDING   CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
-----------------------                    -----------   ----------------   -----------   ----------------
 $1.30 -- $2.60..........................      20,000          6.2             20,000          $ 2.50
 $2.60 -- $3.90..........................      59,650          2.4             59,650            3.50
 $3.90 -- $5.20..........................     378,000          6.1            108,000            4.73
 $5.20 -- $6.50..........................     387,000          5.2              6,066            5.72
 $6.50 -- $7.80..........................     100,000          8.4             20,050            7.50
 $7.80 -- $9.10..........................     413,417          6.4            169,267            8.76
 $9.10 -- $10.40.........................     565,850          4.1            191,300            9.97
$10.40 -- $11.70.........................     279,650          8.3             33,000           10.74
$11.70 -- $13.00.........................     133,400          5.3             48,925           12.77
                                            ---------          ---            -------          ------
                                            2,336,967          5.8            656,258          $ 8.11
                                            =========          ===            =======          ======

    The Company recognized $51,600, $32,500 and $6,700 in compensation expense during the years ended June 30, 1998, 1999, and 2000, respectively, for the difference between the exercise price of certain options granted under the 1996 Plan and the fair market value of the underlying common stock. As of June 30, 2000, the Company recognized all deferred stock-based compensation expense associated with these 1996 Plan grants.

ASPEON SOLUTIONS, INC. (A WHOLLY-OWNED SUBSIDIARY)

    In February 2000, the Board approved the Company's Aspeon Solutions 2000 Equity Incentive Plan (the "2000 Plan"), under which the Board, or a committee appointed for such purpose, may grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants of the Company to acquire up to an aggregate of 7,500,000 shares of Aspeon Solutions common stock. Options vest in equal monthly installments over thirty-six months. All options expire ten years from the date of grant. There are approximately 4,907,000 options available for grant under the 2000 Plan at June 30, 2000.

    The following option activity occurred in the year ended June 30, 2000:

                                                                 WEIGHTED AVERAGE
                                                     OPTIONS      EXERCISE PRICE
                                                    ----------   ----------------
Options outstanding...............................          --
  Granted.........................................   3,919,500        $1.52
  Canceled........................................  (1,326,111)        1.50
                                                    ----------        -----
Options outstanding...............................   2,593,389        $1.52
                                                    ==========        =====

    The weighted average grant date fair value of options granted above and below fair market value during fiscal 2000 was $0.34 and $1.81, respectively. The weighted average exercise price of options granted above and below fair market value during fiscal 2000 was $1.52 and $1.50, respectively.

                                  ASPEON, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    The range of exercise prices for options outstanding and options exercisable at June 30, 2000 were as follows:

                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ------------------------------   ------------------------------
                                         WEIGHTED AVERAGE
                                            REMAINING                     WEIGHTED AVERAGE
RANGE OF EXERCISE PRICE    OUTSTANDING   CONTRACTUAL LIFE   EXERCISABLE    EXERCISE PRICE
-----------------------    -----------   ----------------   -----------   ----------------
$1.00 -- $1.50...........   2,575,389          7.0            455,437          $ 1.50
$4.50 -- $5.00...........      18,000          9.7              1,484            5.00
                            ---------          ---            -------          ------
                            2,593,389          7.1            456,921          $ 1.51
                            =========          ===            =======          ======

    The Company recorded $1,029,900 of deferred compensation during the year ended June 30, 2000 for the difference between the exercise price of certain Aspeon Solutions options granted under the 2000 Plan and the fair value of the underlying common stock, which is being amortized ratably over the vesting periods of the options. Compensation expense of $114,400 was recognized during the year ended June 30, 2000. Compensation expense of $343,300, $343,300, and $228,900 will be recognized during the years ending June 30, 2001, 2002 and 2003, respectively.

FAIR VALUE DISCLOSURE

    Pro forma net income (loss) and net income (loss) per common share is required by SFAS No. 123. The fair value for options granted under all of the Company's stock option plans was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                                       1998          1999        2000(1)
                                                     --------      --------      --------
Risk free interest rate........................          6.0%          6.0%          6.0%
Dividend Yield.................................         None          None          None
Volatility.....................................           57%           60%           82%
Expected Life..................................      3 years       5 years       5 years

------------------------

(1) The Company used an 84% volatility and 4-year expected life for purposes of calculating pro forma per share information required by SFAS No. 123 relating to the 2000 Plan.

                                  ASPEON, INC.

7.  STOCKHOLDERS' EQUITY (CONTINUED)
    For purpose of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting periods. The Company's pro forma information for the years ended June 30, 1998, 1999 and 2000 is as follows:

                                             1998         1999          2000
                                          ----------   ----------   ------------
Net income (loss) available to common
  stockholders:
  As reported...........................  $1,014,000   $3,666,800   $(15,391,700)
  As adjusted...........................     743,300    3,054,000    (16,270,900)
Net income (loss) per common share as
  reported:
  Basic.................................  $     0.28   $     0.59   $      (1.67)
  Diluted...............................  $     0.27   $     0.57   $      (1.67)
Net income (loss) per common share as
  adjusted:
  Basic.................................  $     0.21   $     0.49   $      (1.76)
  Diluted...............................  $     0.20   $     0.47   $      (1.76)

WARRANTS

    In connection with its initial public offering, the Company issued the representatives of the underwriters a warrant to purchase 85,000 shares of the Company's common stock at $6.25 per share. During the year ended June 30, 1998, warrants to purchase 65,570 shares of the Company's common stock were exchanged into 36,362 shares of common stock through a cashless exercise. During the year ended June 30, 1999, warrants to purchase 19,430 shares of the Company's common stock were exchanged into 10,790 shares of common stock through a cashless exercise. As of June 30, 1999 there were no warrants outstanding.

    In connection with the credit facility described in Note 5, the Company issued warrants to purchase 100,000 shares of its common stock at $9.00 per share to the financial institution and warrants to purchase 35,000 shares of its common stock at prices ranging from $9.36 to $12.65 to its independent financial advisors. The fair value of these warrants was estimated at $621,900 at the date of grant using a Black-Scholes pricing model with the assumptions described above. The fair value of the warrants has been reflected as deferred financing costs and additional paid in capital in the accompanying balance sheets. As of June 30, 1999 and 2000, deferred financing costs of $617,600 and $312,900 were included in other assets.

    In March 2000, the Company issued warrants in connection with its issuance of Preferred Stock (Note 6).

8.  EMPLOYEE BENEFITS PLANS

    The Company sponsors several 401(k) retirement plans (the "Plans") that are considered defined contribution discretionary plans under which eligible participants may contribute up to a maximum of 15% of their pre-tax earnings subject to certain statutory limitations. The Company made no discretionary contributions to the Plans during fiscal 1998, 1999 and 2000.

                                  ASPEON, INC.

9.  COMMITMENTS AND CONTINGENCIES

LEASES

    The Company leases its facilities and certain equipment under non-cancelable operating leases subject to scheduled rent increases. The leases expire at various dates through December 2007.

    The Company leases certain computer and office equipment under capital leases with three- to five-year terms and interest rates ranging from 9.5% to 15%. The cost of assets acquired under capital leases during the year ended June 30, 2000 was $551,800 with accumulated amortization of $75,700 as of June 30, 2000. There were no capital leases entered into during the year ended June 30, 1999.

    Minimum lease commitments at June 30, 2000 are as follows:

YEAR ENDING JUNE 30                                      CAPITAL    OPERATING
-------------------                                     ---------   ----------
2001..................................................  $ 151,400   $1,842,300
2002..................................................    111,800    1,734,300
2003..................................................    105,500    1,519,300
2004..................................................     71,900      929,100
2005..................................................     53,900      769,500
Thereafter............................................         --    1,461,100
                                                        ---------   ----------
Total minimum lease payments..........................    494,500   $8,255,600
                                                                    ==========
Less amount representing interest.....................    (51,700)
                                                        ---------
Present value of minimum obligations..................    442,800
Current portion.......................................   (137,600)
                                                        ---------
Long-term portion.....................................  $ 305,200
                                                        =========

    Rent expense under operating lease agreements aggregated approximately $230,100, $907,600 and $1,373,100 for the years ended June 30, 1998, 1999, and
2000 respectively, and is included in general and administrative expenses in the accompanying consolidated statements of operations.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with key employees of the Company, which expire at various dates through June 2003. Certain agreements provide for incentive bonuses which are payable if specified management goals are attained.

    Future annual minimum payments under the employment agreements as of June 30, 2000 are as follows:

                                                              EMPLOYMENT
YEAR ENDING JUNE 30                                           AGREEMENT
-------------------                                           ----------
2001........................................................  $2,118,000
2002........................................................   1,830,000
2003........................................................   1,491,000
                                                              ----------
Total.......................................................  $5,439,000
                                                              ==========

                                  ASPEON, INC.

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
LITIGATION

    In October 1999, the Company and two former officers of DTI and SB were named as defendants in a breach of contract and intentional tort action brought by an individual who claims rights to computer software products once offered for sale by subsidiaries of the Company. The plaintiff is seeking payment of one half of all the sales proceeds of the commercial software product line of "Special Delivery" sold since February 1997 and makes claim to one half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by the Company to the shareholders of DTI in April 1999. The Company and its subsidiaries have indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although the Company and its subsidiaries support the selling shareholder's position as it relates to the plaintiff in this action, cross-claims have been filed against the selling shareholder, for indemnification and contribution, for further protection. Management is unable to determine whether the outcome of this complaint will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In October and November 2000, the Company, the Company's Chief Executive Officer, and its former Chief Financial Officer were sued in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. The plaintiffs seek class action status. The complaints do not specify the amount of damages sought. Per press releases, other plaintiffs are purported to have filed similar lawsuits against the Company and its officers or former officers. Management is unable to determine whether the outcome of these complaints or associated legal costs will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

    From time to time the Company is a defendant or plaintiff in other litigation arising in the ordinary course of business. To date, no such other litigation has had a material effect on the Company's consolidated financial position or results of operations.

10.  RELATED PARTY TRANSACTIONS

    In November 1998, the Company executed a note payable with the selling shareholder of RGB and current employee of the Company in the principal amount of $330,600. The note bears interest at 10% per annum and is payable upon demand. The unpaid principal and interest on the note were paid in full by the Company during fiscal 2000.

    In August and September 1999, the Company executed two notes receivable with directors of the Company in the amounts of $116,000 and $80,000. These notes bear interest at 6.0% per annum. The $116,000 note receivable principal balance and accrued interest is due in August 2002 and is secured by a pledge of 39,000 shares of common stock in an entity other than the Company. The $80,000 note receivable is payable upon the sooner of: (a) the director's exercise of options to purchase 30,000 shares of the Company's common stock used as collateral for the loan or (b) September 2002. The principal and interest of the $80,000 note was paid in full in November 2000.

    In April and August 2000, the Company executed a $300,000 unsecured and $400,000 secured note receivable (collectively the "Notes") with its CEO. The $400,000 note was collateralized by certain assets

                                  ASPEON, INC.

10.  RELATED PARTY TRANSACTIONS (CONTINUED)

of the CEO and bore interest at the rate of 6.6% annum. The principal and interest of the Notes were paid in full in September 2000. During each of the years ended June 30, 1999 and 2000, Aspeon Europe incurred an annual rent expense of approximately $50,000, which was payable to an entity owned by directors of Aspeon Europe. As of June 30, 2000, the directors are no longer employees of the Company.

11.  SEGMENT INFORMATION

    The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The segments and a description of their businesses follows:

    The Research and Development segment provides all research and development activities for the other business segments.

    The POS Products segment designs, manufactures and markets open system touchscreen point-of-sale (POS) network-ready hardware systems. These systems are sold on a stand-alone basis or integrated as part of an end-to-end solution.

    The Solutions Services segment provides retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the point-of-sale (POS) cash register terminal to the back office to an organization's headquarters.

    The ASP Services segment provides pre-integrated, mission-critical business application services customized to meet industry specific needs of the foodservice and retail industry.

    The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenues. The Company does not allocate corporate-headquarters costs or research and development costs to the operating segments. Resources for research and development are allocated based on budgets. The Company evaluates the performance of its segments and allocates resources to them based on net income (loss). Prior year information has been restated to conform to current year reportable segments.

                                  ASPEON, INC.

11.  SEGMENT INFORMATION (CONTINUED)
    Information about the Company's reportable segments for the years ended June 30 follows:

                                RESEARCH AND       POS        SOLUTION         ASP
                                DEVELOPMENT     PRODUCTS      SERVICES      SERVICES        TOTAL
                                ------------   -----------   -----------   -----------   -----------
1998
Revenues......................  $        --    $19,590,000   $10,968,700   $        --   $30,558,700
Net income (loss).............     (567,700)     1,774,400       583,200            --     1,789,900
Total assets..................  $        --    $17,118,700   $ 5,412,600   $        --   $22,531,300

1999
Revenues......................  $        --    $39,687,400   $34,538,700   $ 1,645,600   $75,871,700
Net income (loss).............     (927,600)     4,394,200     1,254,300       447,500     5,168,400
Total assets..................  $        --    $56,519,900   $17,374,300   $ 2,188,700   $76,082,900

2000
Revenues......................  $        --    $50,414,700   $33,091,000   $13,469,700   $96,975,400
Net income (loss).............   (1,298,900)      (681,500)     (406,500)   (5,713,000)   (8,099,900)
Total assets..................  $        --    $69,000,200   $16,122,000   $ 6,661,300   $91,783,500

    A reconciliation of total segment sales to total consolidated revenues and total segment net income (loss) to total consolidated net income (loss) for the years ended June 30, 1998, 1999 and 2000 is as follows:

                                                           1998          1999           2000
                                                        -----------   -----------   ------------
REVENUES:
  Total segment revenues..............................  $30,558,700   $75,871,700   $ 96,975,400
  Elimination of inter-segment revenues...............     (912,600)   (3,112,900)   (15,930,200)
                                                        -----------   -----------   ------------
  Consolidated revenues...............................  $29,646,100   $72,758,800   $ 81,045,200
                                                        ===========   ===========   ============
NET INCOME (LOSS):
  Total segment net income (loss).....................  $ 1,789,900   $ 5,168,400   $ (8,099,900)
  Elimination of inter-segment gross profit net of
    income taxes......................................     (201,300)     (366,200)      (323,900)
  Elimination of non-segment expenses, net of taxes...     (574,500)   (1,135,400)      (877,400)
                                                        -----------   -----------   ------------
  Consolidated net income (loss)......................  $ 1,014,100   $ 3,666,800   $ (9,301,200)
                                                        ===========   ===========   ============

                                  ASPEON, INC.

11.  SEGMENT INFORMATION (CONTINUED)
    Specified items included in segment profit (loss) for the years ended
June 30:

                                RESEARCH AND       POS        SOLUTION         ASP
                                DEVELOPMENT     PRODUCTS      SERVICES      SERVICES        TOTAL
                                ------------   -----------   -----------   -----------   -----------
1998
Interest expense..............    $      --    $   100,600   $    14,400   $        --   $   115,000
Interest income...............           --        (11,400)         (800)           --       (12,200)
Depreciation and amortization
  expense.....................           --        117,500       234,300            --       351,800
Income tax expense
  (benefit)...................     (306,300)     1,005,300       304,600            --   $ 1,003,600
Expenditures for additions to
  long-lived assets...........    $      --    $ 1,199,600   $ 6,996,700            --   $ 8,196,300

1999
Interest Expense..............    $      --    $   744,900   $   125,400   $        --   $   870,300
Interest income...............           --       (224,000)         (800)           --      (224,800)
Depreciation and amortization
  expense.....................                     406,900       808,200        13,200     1,228,300
Income tax expense............     (408,500)     2,001,700       954,200       174,500     2,721,900
Expenditures for additions to
  long-lived assets...........    $      --    $ 1,469,700   $17,059,400            --   $18,529,100

2000
Interest expense..............    $      --    $   759,500   $    42,100   $     6,200   $   807,800
Interest income...............           --       (389,800)      (33,000)           --      (422,800)
Depreciation and amortization
  expense.....................           --        867,300     1,201,200     2,894,300     4,962,800
Income tax expense
  (benefit)...................     (669,100)    (2,598,800)      230,300     2,088,100      (949,500)
Expenditures for additions to
  long-lived assets...........    $      --    $ 1,199,600   $ 4,681,100   $14,170,900   $20,051,600

    Revenues and long-lived asset information by geographic area as of and for the years ended June 30:

                                    UNITED
                                    STATES        EUROPE         ASIA      AUSTRALIA       TOTAL
                                  -----------   -----------   ----------   ----------   -----------
1998
Revenues........................  $28,749,700   $   724,100   $   88,300   $   84,000   $29,646,100
Long-lived assets...............  $ 8,331,200   $     5,900   $   19,800   $   26,000   $ 8,382,900

1999
Revenues........................  $47,969,500   $21,824,800   $1,536,200   $1,428,300   $72,758,800
Long-lived assets...............  $23,803,700   $ 6,254,900   $  397,800   $   43,800   $30,500,200

2000
Revenues........................  $52,924,800   $23,375,200   $2,116,000   $2,629,200   $81,045,200
Long-lived assets...............  $39,318,600   $ 2,377,800   $1,454,700   $   42,400   $43,193,500

                                  ASPEON, INC.

12.  SUBSEQUENT EVENTS

SALE OF ASPACT

    In August 2000, the Company executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price is $350,000 that is payable to the Company in monthly installments of $14,600 commencing in July 2001. In the event the Purchaser consummates an initial public offering or disposes of all or substantially all of Aspact's common stock, the Purchaser will be required to pay: a) the unpaid balance of the initial consideration and
b) 50% of the net proceeds received from the initial public offering less the amount paid under a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of the Company.

CONVERSION OF PREFERRED STOCK

    In August 2000, $150,000 (150 shares of Preferred Stock stated value) plus accrued and unpaid dividends, were converted into 53,054 shares of the Company's common stock.

NOTICE OF DEFAULT

    In October 2000, a notice of default was received from the Preferred Stockholders due to the Company's failure to timely file its Form 10-K and the suspension of trading of the Company's common stock by Nasdaq. In accordance with the provisions of the Preferred Stock agreement, the Company is required to pay 1.5% of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which the default remains (the "Default Amount"). As a result of the defaults not being cured within ten days of the default notice, both a Repricing and Redemption Event, as defined, have been triggered.

    In October 2000, Purchaser notified the Company that it was in default of various covenants associated with the Preferred Stock and related agreements. As a result of these defaults, the Purchaser has the right to pursue any or all of the following remedies:

    - REDEMPTION OF PREFERRED STOCK. The Purchaser may require that the Company redeem all or any portion of the Preferred Stock at a redemption price equal to the greater of: (i) 125% of the sum of the aggregate $1,000 stated value per share of the Preferred Stock outstanding plus accrued dividends and interest (the "Aggregate Value") or (ii) the amount which results from dividing the Aggregate Value by the conversion price in effect for the Preferred Stock on the redemption date and multiplying the resulting quotient by the average closing trading price for the Company's Common Stock on the five trading days immediately preceding the redemption date.

    - REPRICING EVENT AND SHARE LIMITATION INCREASE. The Purchaser may reduce the conversion price for the Preferred Stock to the lesser of (i) the lowest conversion price of the Preferred Stock or market price of the Common Stock of the Company (in either case, calculated according to the terms of the Preferred Stock) during the applicable default period or
      (ii) the conversion price for the Preferred Stock otherwise in effect on the conversion date. In connection with any such reduction of the conversion price of the Preferred Stock, the applicable limits of the number of shares of Common Stock which may be acquired upon the conversion of the Preferred Stock (the "Share Limitation"), shall be increased in proportion to the reduction in the conversion price of the Preferred Stock.

                                  ASPEON, INC.

12.  SUBSEQUENT EVENTS (CONTINUED)
    As a result of the defaults, the Company will be required to accrete the Preferred Stock to its redemption value of $9,850,000, plus accrued but unpaid dividends and the Default Amount in the second quarter of fiscal 2001.

SUSPENSION OF TRADING

    In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's common stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. Nasdaq has not yet determined whether the Company's common stock may continue to be listed on Nasdaq or if it will be delisted.

                                  ASPEON, INC.

                                  SCHEDULE II

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                     BALANCE AT                                 BALANCE AT
                                                    BEGINNING OF                                  END OF
DESCRIPTION                           FISCAL YEAR      PERIOD      ADDITIONS   DEDUCTIONS         PERIOD
-----------                           -----------   ------------   ---------   ----------       ----------
Allowance for doubtful accounts.....     2000         $454,400     $355,200    $(376,000)(1)    $  433,600
                                         1999          248,800      263,000      (57,400)(1)       454,400
                                         1998            5,000      243,800           --           248,800

Inventory allowances................     2000          434,500      629,400           --         1,063,900
                                         1999          159,800      274,700           --           434,500
                                         1998               --      312,800     (153,000)(2)       159,800

Warranty reserve....................     2000          100,000       32,000      (13,700)          118,300
                                         1999          135,000      104,400     (139,400)(2)       100,000
                                         1998            5,000      130,000                        135,000

------------------------

(1) Deductions primarily represent the write-off of certain accounts receivables.

(2) Deductions primarily represent the adjustment of the reserve balance.