Form 10-Q/A
period 1999-09-30
ASPEON INC
filed 2000-12-18
CIK 1021917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the three months ended September 30, 1999

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

                              JAVELIN SYSTEMS, INC.
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes           No    X
    --------     --------

As of October 31, 1999, there were 8,894,803 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

This amendment No. 1 on Form 10-Q/A ("the Amendment") amends and restates in full the disclosures made by the registrant, Aspeon, Inc., formerly Javelin Systems, Inc. ("Aspeon", and together with its subsidiaries, the "Company"), in response to "Part I, Item 1. Financial Statements," "Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 6(a). Exhibits" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via Edgar transmission on November 12, 1999 under the name Javelin Systems, Inc. (the "Original Filing"). The disclosures responsive to all other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period subsequent to the three-month period ended September 30, 1999 covered by the Original Filing.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  ASPEON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      SEPTEMBER 30,             JUNE 30,
                                                                          1999                    1999*
                                                                   ------------------------------------
                                                                  (As restated, Note 2)
ASSETS
Current assets:
   Cash and cash equivalents                                       $       4,410,500    $      5,641,500
   Investments                                                             4,594,800           7,472,000
   Accounts receivable - net                                              18,486,200          16,275,500
   Inventories                                                            15,265,000          14,565,700
   Other current assets                                                    1,697,500           1,354,400
                                                                   -----------------       -------------

     Total current assets                                                 44,454,000          45,309,100

   Property and equipment, net                                             4,652,700           2,861,400
   Goodwill                                                               28,385,900          25,755,200
   Other intangible assets                                                 1,179,100           1,266,000
   Other assets, net                                                         935,500             891,200
                                                                   -----------------   -----------------

     Total assets                                                  $      79,607,200   $      76,082,900
                                                                   =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                                $       2,876,900   $       2,056,600
     Accounts payable                                                      9,548,200           7,681,800
     Accrued expenses                                                      2,044,600           2,446,200
     Current maturities of long-term debt                                    300,000             300,000
     Customer deposits                                                        48,000             278,000
     Deferred revenues                                                     1,057,200             397,500
     Income taxes payable                                                  1,192,600           1,517,400
                                                                   -----------------    ----------------

       Total current liabilities                                          17,067,500          14,677,500
                                                                   -----------------    ----------------

   Purchase price payable for acquisitions                                      -                874,000
   Long-term debt, net of current portion                                  2,269,400             900,000
   Other                                                                      25,000              21,000

   Stockholders' equity:
     Preferred stock, $0.01 par value:
        1,000,000 shares authorized
        no shares issued and outstanding                                       -                 -
     Common stock, $0.01 par value:
        20,000,000 shares authorized
        8,894,803, and 8,887,203 issued and outstanding                       88,900              88,900
     Additional paid-in capital                                           55,869,200          55,800,700
     Deferred stock-based compensation                                         -                  (6,700)
     Retained earnings                                                     4,244,700           3,799,700
     Accumulated other comprehensive income (loss)                            42,500             (72,200)
                                                                   -----------------     ----------------

       Total stockholders' equity                                         60,245,300          59,610,400
                                                                   -----------------     ----------------

       Total liabilities and stockholders' equity                  $      79,607,200    $     76,082,900
                                                                   =================    =================

*The balance sheet at June 30, 1999 has been derived from audited financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS ENDED
                                                      SEPTEMBER 30,
                                                1999                 1998
                                               ------               -----
                                       (As restated, Note 2)
Revenues:
  Products                              $     13,188,200        $ 11,588,000
  Services                                     6,777,200           1,344,200
                                        -----------------       ------------

Total revenues                                19,965,400          12,932,200
                                        -----------------       ------------


Cost of revenues:
  Products                                     9,449,100           8,156,300
  Services                                     5,167,800           1,110,500
                                        -----------------       ------------

Total cost of revenues                        14,616,900           9,266,800
                                        -----------------       ------------

Gross profit                                   5,348,500           3,665,400

Operating expenses:
     Research and development                    469,100             298,000
     Selling and marketing                     1,732,100             366,700
     General and administrative                2,267,700           1,975,700
                                       ------------------       ------------

Total operating expenses                       4,468,900           2,640,400
                                       ------------------       ------------

Income from operations                           879,600           1,025,000

Interest expense                                (229,700)           (234,500)
Interest income                                   79,600               3,700
Other income (expense)                             -                  24,400
                                        -----------------       ------------

Income before income taxes                       729,500             818,600
Provision for income taxes                      (284,500)           (346,000)
                                        -----------------       -------------

Net income                              $        445,000        $    472,600
                                        =================       ============
Net income per common share:
      Basic                             $           0.05        $       0.11
                                        ================        ============
      Diluted                           $           0.05        $       0.11
                                        =================       ============

Shares used in computing net income:
      Basic                                    8,893,432           4,131,556
                                        =================       ============
      Diluted                                  9,174,443           4,271,736
                                        =================       ============









THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     FOR THE THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       1999                1998
                                                                 ----------------      -------------
                                                             (As restated, Note 2)
OPERATING ACTIVITIES
Net income                                                      $        445,000    $       472,600
Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization                                         939,800            245,300
   Amortization of deferred stock-based compensation                       6,700              9,200
   Deferred rent expense                                                   4,000                 -
   Non-cash allowances                                                  (156,200)           117,200
   Changes in operating assets and liabilities, net of
    acquisitions:
         Accounts receivable                                          (1,711,800)        (2,323,900)
         Inventories                                                    (699,300)        (2,066,300)
         Prepaid and other current assets                               (284,800)          (338,900)
         Other assets                                                     46,400           (185,100)
         Accounts payable                                              1,612,000          2,014,500
         Accrued expenses                                               (431,500)            53,900
         Income taxes payable                                           (324,800)           302,400
         Customer deposits                                              (230,000)        (1,032,000)
         Deferred revenues                                               247,200             75,200
                                                                 ----------------      -------------

     Net cash used in operating activities                              (537,300)        (2,655,900)
                                                                 ----------------      -------------

INVESTING ACTIVITIES
   Purchase of equipment                                                (626,400)          (308,700)
   Cash paid in connection with acquisitions                          (3,759,100)               -
   Investment in securities                                            2,877,200                -
                                                                  ---------------     --------------

     Net cash used in investing activities                            (1,508,300)          (308,700)
                                                                  ---------------     --------------

FINANCING ACTIVITIES
   Net borrowings under line of credit                                   820,300          3,055,000
   Repayment of notes payable                                           (174,800)           (75,000)
   Deferred offering costs                                                  -               (39,400)
   Exercise of stock options                                              68,500              8,900
                                                                 ----------------     -------------

     Net cash provided by financing activities                           714,000          2,949,500
                                                                 ----------------     -------------

 Effect of exchange rate changes on cash                                 100,600             15,100
                                                                 ----------------      -------------

 Net decrease in cash and cash equivalents                            (1,231,000)                -
 Cash and cash equivalents at beginning of period                      5,641,500                 -
                                                                 ----------------      -------------
 Cash and cash equivalents at end of period                      $     4,410,500    $            -
                                                                ================    ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Income tax paid                                              $        750,000    $        43,600
                                                                ================    ===============

   Interest paid                                                $        131,200    $       159,400
                                                                =================   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

Aspeon, Inc. ("Aspeon"), formerly Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Aspeon is a leading provider of retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the point-of-sale (POS) cash register terminal to the back office to an organization's headquarters. Aspeon designs, manufactures and markets open system touchscreen POS network-ready hardware systems and provides POS systems integration services and software solutions primarily for the foodservice and retail industries.

On November 1, 1996, Aspeon completed an initial public offering (the "IPO") of 850,000 shares of its common stock at $5.00 per share, netting proceeds of approximately $3.2 million. Proceeds were used to repay debt with an outstanding balance of approximately $745,000 and for general corporate purposes.

In December 1997, Aspeon acquired all of the outstanding common stock of POSNET Computers, Inc.("Posnet") and CCI Group, Inc. ("CCI"). Posnet and CCI provide full turn-key systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

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

In August 1999, the Company acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS") as described in Note 3. RCS implements, operates and supports packaged software applications for the restaurant industry.

Hereinafter, Aspeon and its subsidiaries are referred to as the "Company".

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed with the SEC.

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                SEPTEMBER 30,      JUNE 30,
                                    1999            1999
                                 -----------     -----------
                          (As restated, Note 2)
        Raw materials            $ 7,215,300     $ 7,195,600
        Work-in-process              666,500         227,000
        Finished goods             7,383,200       7,143,100
                                 -----------     -----------

                                 $15,265,000     $14,565,700
                                 ===========     ===========

EXCESS OF COST OVER NET ASSETS OF PURCHASED BUSINESSES (AS RESTATED, NOTE 2)

Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. For the acquisitions of Posnet, CCI, Aspact, RGB and Jade, the excess was allocated entirely to goodwill. Management determined that for these acquired companies, there were no other identifiable intangible assets, such as workforce, that would require an allocation of the purchase price. Other intangible assets include the estimated value associated with a non-compete agreement, workforce and software acquired in the acquisition of DTI. These items are being amortized on a straight-line basis over periods ranging from two to ten years. Goodwill is stated at cost and is amortized on a straight-line basis over 10 years for DTI and SB and over 25 years for all other acquired companies. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill balances over the remaining lives can be recovered through projected undiscounted cash flows of the related operations. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. To date, management has not identified any impairment of goodwill.

EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the three months ended December 31, 1997.

A reconciliation of basic and diluted net income per share for the quarters ended September 30, 1999 and 1998 is as follows:

                                              THREE MONTHS ENDED                  THREE MONTHS ENDED
                                              SEPTEMBER 30, 1999                  SEPTEMBER 30, 1998
                                          -------------------------           -------------------------
                                            BASIC          DILUTED              BASIC          DILUTED
                                          ---------       ---------           --------        ---------
                                            (As restated, Note 2)
NET INCOME                                $  445,000      $  445,000          $  472,600      $  472,600
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                             8,893,432       8,893,432           4,131,556       4,131,556

ADDITIONAL SHARES DUE TO POTENTIAL
   EXERCISE OF STOCK OPTIONS                      -          281,011                  -          140,180

DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                             8,893,432       9,174,443           4,131,556       4,271,736

NET INCOME PER SHARE                      $     0.05      $     0.05          $     0.11      $     0.11

COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from nonowner sources. Total comprehensive income was $559,700 (as restated, Note 2) and $487,700 for the three months ended September 30, 1999 and 1998, respectively. The primary difference from net income as reported is the change in the cumulative translation adjustment.

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

RECLASSIFICATIONS

Certain amounts in fiscal 1999 have been reclassified to conform to the fiscal 2000 presentation.

2.  RESTATEMENT

The Company's previously reported results of operations for the three months ended September 30, 1999 have been restated to reflect certain accounting adjustments. The effects, increase or (decrease), of the adjustments on the results of operations for the three months ended September 30, 1999 are set forth in the following table:


     Products revenues  ....................        $(269,500)
     Products cost of revenues .............         (190,700)
                                                    -----------
     Gross profit .........................           (78,800)
     Total operating expenses .............           164,500
                                                    ----------
     Income from operations ..............           (243,300)
     Other expenses         ...............             8,700
     Provision for income taxes ............           98,300
                                                    ----------

     Net income       .....................         $(153,700)
                                                    ==========

     Basic net income per share                        $(0.02)
                                                       =======

     Diluted net income per share                      $(0.02)
                                                       =======

Products revenues and products cost of revenues were reduced primarily due to the deferral of revenues associated with point of sale units shipped by the Company during the three months ended September 30, 1999 for which installation work remained at the end of the period. Total operating expenses were increased primarily to reflect the impact of increased amortization of intangibles due to purchase accounting adjustments; expensing of costs previously capitalized and accrual of general expenses not recorded during the period.

3.  ACQUISITION OF RCS

In August 1999, the Company acquired all of the outstanding capital stock of RCS. RCS implements, operates and supports packaged software applications for the restaurant industry. The aggregate purchase price for the RCS capital stock consisted of $3,054,400 in cash (including acquisition costs of $21,300). The Company may, in the future, be required to pay an additional $1,516,600 in cash and issue shares of its common stock with a market value of up to $1,516,600 based upon the cumulative net profits of RCS during the twenty-four months ending August 31, 2001. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of RCS will be included with those of the Company commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $2,706,200. Such excess is being amortized on a straight-line basis over 10 years.

4.  STOCKHOLDERS' EQUITY

During the three months ended September 30, 1999, 7,600 shares of common stock were issued upon the exercise of stock options with a weighted average exercise price of $9.76 per share.

5.  SEGMENT INFORMATION

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

The ASP Services segment provides pre-integrated business application services customized to meet industry specific needs of the foodservice and retail industry.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes inter-segment revenues. The Company does not allocate corporate-headquarters costs or research and development costs to the operating segments. Resources for research and development are allocated based on budgets. The Company evaluates the performance of its segments and allocates resources to them based on net income (loss). Prior and current year information have been restated to conform to segment information as reported in the Company's Form 10-K for the year ended June 30, 2000.

Information about the Company's reportable segments for the three months ended September 30, 1999 and 1998 are as follows (fiscal 1999 amounts restated to reflect adjustments described in Note 2):

                       RESEARCH AND    POS         SOLUTIONS        ASP
                       DEVELOPMENT   PRODUCTS      SERVICES      SERVICES         TOTAL
          1999

 REVENUES                     -    $10,737,300   $  7,853,000    $3,901,900    $ 22,492,200
 NET INCOME (LOSS)    $ (250,700)  $   627,400   $    (73,700)   $  296,700    $    599,700
  TOTAL ASSETS                -    $60,009,300   $ 14,899,000    $4,698,900    $ 79,607,200

          1998

REVENUES                      -    $10,041,900   $  4,489,500            -     $ 14,531,400
NET INCOME (LOSS)     $ (172,800)  $   779,900   $     22,200            -     $    629,300
 TOTAL ASSETS                 -    $14,437,300   $ 13,363,000            -     $ 27,800,300

A reconciliation of total segment revenues to total consolidated revenues and of total segment net income to total consolidated net income for the three months ended September 30, 1999 and 1998 is as follows (fiscal 1999 amounts restated to reflect adjustments described in Note 2):

                                                          1999              1998
                                                      -------------     ------------
            REVENUES
             Total segment revenues                   $ 22,492,200     $ 14,531,400
             Elimination of inter-segment revenues      (2,526,800)      (1,599,200)
                                                      -------------     ------------
             Consolidated revenues                    $ 19,965,400     $ 12,932,200
                                                      =============    ============

            NET INCOME
             Total segment net income                 $    599,700      $   629,300
             Elimination of intersegment
                 gross profit net of income taxes           82,800           13,200
             Elimination of non-segment
               expenses, net of income taxes              (237,500)        (169,900)
                                                      -------------     -------------

                    Consolidated net income           $    445,000      $   472,600
                                                      ============      ============


Specified items included in segment profit/loss for the three months ended to September 30, 1999 and 1998 are as follows (fiscal 1999 amounts restated to reflect adjustments described in Note 2):

                          RESEARCH AND       POS       SOLUTIONS     ASP
                          DEVELOPMENT      PRODUCTS     SERVICES   SERVICES      TOTAL
       1999

 Interest expense             -            $229,000     $    -     $      700  $  229,700
 Interest income              -            $(86,000)    $  6,400         -     $  (79,600)
 Depreciation
  and amortization expense    -            $200,300     $238,900   $  500,600  $  939,800
 Income tax expense
   (benefit)               $(129,200)      $183,100     $ 52,100   $  178,500  $  284,500
 Expenditures for
   additions to
   long-lived assets          -            $428,100     $ 46,100   $3,712,200  $4,186,400


       1998

 Interest expense             -            $211,300     $ 22,200        1,000  $  234,500
 Interest income              -            $ (2,900)       -             (800) $   (3,700)
 Depreciation
  and amortization expense    -            $131,500     $113,800        -      $  245,300

 Income tax expense        $(125,200)      $564,800     $ 16,100        -      $  455,700
 Expenditures for
   additions to
   long-lived assets          -            $209,200     $489,500        -      $  698,700


Revenues and long-lived asset information by geographic area as of and for the three months ended September 30, 1999 and 1998 (fiscal 1999 amounts restated to reflect adjustments described in Note 2):

                    UNITED
                    STATES           EUROPE           ASIA          AUSTRALIA        TOTAL
   1999

Revenues           $13,069,200      $5,920,500       $423,000        $552,700     $19,965,400
Long-lived assets  $27,925,600      $6,209,600       $942,000        $138,500     $35,215,700

   1998

Revenues          $ 11,092,400      $1,207,800       $293,800        $338,200     $12,932,200
Long-lived assets $  8,752,300         $32,200       $351,700         $39,400      $9,175,600

6. SUBSEQUENT EVENTS

MONUMENT ACQUISITION

In March 2000, the Company acquired all of the outstanding capital stock of Monument Software Corporation ("Monument"). The aggregate purchase price for Monument consisted of $1,579,000 in cash (including acquisition costs of $79,000) and 104,802 shares of common stock with a value of $2,060,700. The acquisition has been accounted for by the purchase method.

MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK

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

The net proceeds from the issuance of the Preferred Stock was allocated based on the relative fair values of each equity instrument using an independent valuation as follows:


            Preferred Stock               $ 5,274,500
            Warrants, Aspeon, Inc.          3,426,600
            Warrants, Aspeon Solutions        867,300
                                          -----------
                    Total net proceeds    $ 9,568,400
                                          ===========

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

The Preferred Stock also contains the following preferences: i) cumulative dividends at an annual rate of 6%, payable quarterly in cash or common stock at the option of the Company commencing in April 2000, ii) liquidation preference equal to the original issuance price plus unpaid dividends, iii) conversion into common stock at any time after March 2000 at a conversion price equal to the lower of (a) $16.00 or (b) the average of the three lowest closing bid prices of the Company's common stock during the 10 day period prior to the conversion, iv) redemption of the Preferred Stock by the Company in March 2002 at the original issuance price ($1,000 per share) plus unpaid dividends, or at the option of the Company if certain conditions remain satisfied, as defined, in shares of common stock, and v) mandatory redemption if certain events occur, as defined, at a redemption price equal to 125% of the original issuance price plus unpaid dividends.

In August 2000, $150,000 (150 shares of Preferred Stock stated value) plus accrued and unpaid dividends, were converted into 53,054 shares of the Company's common stock.

In October 2000, a notice of default was received from the Preferred Stockholders due to the Company's failure to timely file its Form 10-K and the suspension of trading of the Company's common stock by Nasdaq. In accordance with the provisions of the Preferred Stock agreement, the Company is required to pay 1.5% of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which the default remains. As a result of the defaults not being cured within ten days of the default notice, the conversion price of the Preferred Stock was reduced and the Preferred Stockholders have the right to require the Company to redeem the Preferred Stock. In addition, as a result of the defaults, the Company will be required to accrete the Preferred Stock to its redemption value of $9,850,000, plus accrued but unpaid dividends at the 1.5% default rate, in the second quarter of fiscal 2001.

The Company currently is negotiating with the Preferred Stockholders to attempt to obtain a waiver of the defaults under the terms of the Preferred Stock and related agreements. However, no assurances can be made that the Company will be successful in its efforts to obtain a waiver of the defaults. If the Company is not able to obtain a waiver of defaults from the Preferred Stockholders, and the Preferred Stockholders elect to pursue the default remedies described above, the Company would be forced to seek financing to obtain the funds necessary to pay to the Preferred Stockholders the redemption amount of the Preferred Stock and the accrued 1.5% penalty amounts. If the Company is not able to obtain financing on satisfactory terms, the Company may be required to terminate its operations and sell its assets and dissolve, reduce planned capital expenditures, reduce planned levels of advertising and promotion, scale back its manufacturing or other operations or enter into arrangements on terms which it would not otherwise accept, and any of these occurrences could have a material adverse effect of the Company's business, financial condition and results of operations.

NOTES RECEIVABLE FROM OFFICER

In April and August 2000, the Company executed a $300,000 unsecured and $400,000 secured note receivable (collectively the "Notes") with its CEO. The $400,000 note was collateralized by certain assets of the CEO and bore interest at the rate of 6.6% annum. The principal and interest of the Notes were paid in full in September 2000.

LINE OF CREDIT COVENANT DEFAULT

At June 30, 2000, the Company was in default of certain non-financial covenants under its line of credit facility. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 11.5%, and limiting borrowings to approximately $3,538,000.

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

SUSPENSION OF TRADING

In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. On December 11, 2000 the Company received a letter from the Nasdaq stating the Company must be in compliance with all SEC filings by December 18, 2000.

LITIGATION

In October 1999, the Company and two former officers of a subsidiary of the Company were named as defendants in a breach of contract and intentional tort action brought by an individual who claims rights to computer software products once offered for sale by subsidiaries of the Company. The plaintiff is seeking payment of one half of all the sales proceeds of the commercial software product line of "Special Delivery" sold since February 1997 and makes claim to one half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by the Company to the shareholders of the subsidiary in April 1999. The Company and its subsidiaries have indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although the Company and its subsidiaries support the selling shareholder's position as it relates to the plaintiff in this action, cross-claims have been filed against the selling shareholder, for indemnification and contribution, for further protection. Management is unable to determine whether the outcome of this complaint will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In October and November 2000, the Company, the Company's Chief Executive Officer, and its former Chief Financial Officer were sued in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. The plaintiffs seek class action status. The complaints do not specify the amount of damages sought. According to press releases, other plaintiffs are purported to have filed similar lawsuits against the Company and its officers or former officers. Management is unable to determine whether the outcome of these complaints or associated legal costs will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q/A contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and
Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the other financial information included in the Company's Form 10-K. This discussion contains forward-looking statements that include risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under the heading "Risk Factors" in Item I of the Company's Form 10-K filed on November 30, 2000. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

BUSINESS

Aspeon, Inc. ("Aspeon"), formerly known as Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Aspeon Solutions, Inc., a wholly-owned subsidiary, is an application service provider ("ASP") providing services which enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than individual computers. Javelin Systems, a division of Aspeon, is a provider of integrated touchscreen computers and system integration services to the foodservice and retail industries. Aspeon's background as a developer of point of sale systems, communications solutions, and enterprise applications, has allowed the Company to gain contracts in the ASP market.

In December 1997, Aspeon acquired CCI Group, Inc. and Posnet Computers; both companies focused on providing point of sale solutions to large restaurant chains including White Castle, AFC, Red Robin and Jamba Juice. These acquisitions formed the basis of Aspeon's POS Products and Solution Services businesses.

Aspeon began its globalization initiative in 1998, first opening Aspeon sales and support offices in the United Kingdom (UK) and Australia. In November 1998, Aspeon acquired RGB/Jade, a networking solutions provider with customers such as Marks and Spencer, WH Smith, Body Shop and Bass pubs. Although primarily retail focused, Jade has relationships with major non-retail customers including Reuters and British Telecom. Aspeon launched another UK subsidiary, Teneo, in an effort to expand its service management and wide area network solutions business.

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

Aspeon began evaluating alternative business models and identified the ASP Services business as suitable for its vertical focus since it could develop a pre-integrated, vertically-focused suite of software applications that could be delivered through the Internet in a hosted environment. In 1999, Aspeon began developing its ASP Services business.

In April 1999, Aspeon acquired Dynamic Technologies, Inc. and SB Holdings, Inc. (collectively "DTI"), Philadelphia-based providers of hosted messaging, customer relationship management, and custom software solutions to a variety of customers in the Delaware Valley area including Aventis and Right Management. This acquisition served as the platform for Aspeon's ASP Services offering by providing application development, implementation, and support capabilities.

In August 1999, Aspeon acquired Restaurant Consulting Services ("RCS"), a provider of technology outsourcing services including Oracle Financials hosting and communications management to customers such as Champs Entertainment, Inc., Fuddruckers, Chart House, and Xando-Cosi.

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

         The Company's principal business activities are:

         (1) POS Products - designs, manufactures and markets open system touchscreen POS network-ready hardware systems. These systems can be sold on a stand-alone basis or integrated as part of an end-to-end solution.

         (2) Solutions Services - provides retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the POS cash register terminal to the back office to an organization's headquarters.

         (3) ASP Services - provides pre-integrated business application services customized to meet industry specific needs of the foodservice and retail industry.

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

ASP SERVICES

ASP Services revenues consists primarily of information technology outsourcing, hosting, remote services, help desk and consulting services. Revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. Services such as consulting tend not to be recurring.

ASP Services also include certain purchases of equipment procured by the Company on behalf of a customer. Typically, these purchases are passed through to the customer with a nominal markup on the cost to the Company.

Management anticipates that Solution Services and ASP Services revenues in the future will increase as a percentage of total revenues. As sales of hardware products and services to specific end-users become more significant relative to total revenues, the Company may experience significant variations in any quarterly or annual reporting period. These variations may result from, among other things, delays in installations or the Company's inability to timely address any problems with installations that have been completed or are near completion. Any of these factors could cause the Company's results of operations to fluctuate significantly from period to period, including on a quarterly basis.

COST OF REVENUES

POS PRODUCTS

POS Products cost of revenues consists primarily of POS hardware, software and peripheral equipment costs. POS hardware costs consist of the acquisition costs of non-Aspeon product line hardware that is resold by the Company and the costs of components and payroll and related costs for assembly, manufacturing, purchasing, quality control and repairs of Aspeon products. Sales of non-Aspeon hardware generally carry a lower gross margin than do other product sales. The cost of the components incorporated in the Aspeon product line represents in excess of 80% of the total cost of such products, which is consistent with prior fiscal years. The cost of five components represents in excess of 75% of the total component costs included in the Aspeon product line.

SOLUTIONS SERVICES

Solutions Services cost of revenues consists primarily of payroll and related costs for technical and support staff providing staging, installation, maintenance and other services. Cost of revenues per contract increases as new installations under the contract are completed. Consequently, until the Company has a larger volume of matured service contracts, gross margins on such service revenues will be lower than the Company believes can be realized by its service operations. Additionally, because the Company's service business should generate higher revenues and higher margins in periods in which the Company handles significant system deployments, and because contracts for such deployments are non-recurring in nature, the Company anticipates that revenues and gross margins from its service business will fluctuate from period to period.

ASP SERVICES

ASP Services cost of revenues consists primarily of payroll and related costs for the technical and support staff providing information technology outsourcing, hosting, remote services, help desk and consulting services. Cost of revenues also includes certain utility charges (i.e., telephone) associated with providing remote services and help desk. In anticipation of gaining new customers, the Company has invested in the ASP Services business by incurring costs necessary to meet the needs of a higher level of service revenues. ASP Services cost of revenues also includes costs associated with purchases of equipment procured by the Company on behalf of a customer. Typically, these purchases are passed through to the customer with a nominal markup on the cost to the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 (RESTATED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended September 30, 1999 and 1998. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated (1999 amounts restated to reflect adjustments described in Note 2):

                                                THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                                   1999      1998
                                                  -----      -----
              Revenues:
                POS Products                       66.1%      89.6%
                Solution Services                  14.4       10.4
                ASP Services (1)                   19.5          -
                                                  -----      -----
                  Total revenues                  100.0      100.0
                                                  -----      -----

              Cost of revenues:
                POS Products (2)                   71.6       70.4
                Solutions Services (2)             79.9       82.6
                ASP Services (1)(2)                73.6          -
                                                   ----       ----

              Total cost of revenues               73.2       71.7
                                                   ----       ----

              Gross profit                         26.8       28.3
                                                   ----       ----

              Operating expenses:
                Research and development            2.3        2.3
                Selling and marketing               8.7        2.8
                General and administrative         11.4       15.3
                                                   ----       ----

              Total operating expenses             22.4       20.4
                                                   ----       ----

              Income from operations                4.4        7.9

              Interest expense                     (0.7)      (1.8)
              Interest income                        -          -
              Other income                           -         0.2
              Provision for income taxes           (1.5)      (2.6)
                                                   -----      -----

              Net income                            2.2%       3.7%
                                                   =====      =====

(1) ASP Services for the three months ended September 30, 1999 includes approximately $1.1 million and $1.0 million, respectively, of non-POS equipment related transactions, which are categorized within the ASP Services segment.

(2) Expressed as a percentage of related revenues, not of total revenues.

REVENUES - POS PRODUCTS. Revenues from POS Product sales increased $1.6 million, or 13.8%, to $13.2 million for the three months ended September 30, 1999 compared to $11.6 million for the same period a year ago. As a percentage of total revenues, POS Product sales accounted for 66.1% and 89.6% for the three months ended September 30, 1999 and 1998, respectively. The increase reflects the continued maturation of the Company's indirect distribution channels offset, in part, by a reduction in shipments of 1,035 units to McDonald's Corporation.

REVENUES - SOLUTIONS SERVICES. Revenues from Solution Services increased $1.5 million, or 113.9%, to $2.9 million for the three months ended September 30, 1999 compared to $1.4 million for the same period a year ago. As a percentage of total revenues, Solutions Services accounted for 14.4% and 10.4% for the three months ended September 30, 1999 and 1998, respectively. The increase reflects the impact one significant new contract for which deployment and installation services were provided coupled with a significant "one-time" hardware deployment contract commencing during the quarter offset, in part, by one significant fiscal 1999 customer contract which ended during the quarter.

REVENUES - ASP SERVICES. Revenues from ASP Services amounted to $3.9 million for the three months ended September 30, 1999. As a percentage of total revenues, ASP Services accounted for 19.5% of total revenues for the three months ended September 30, 1999. ASP Services revenues reflect the impact of the Company's April 1999 acquisition of DTI coupled with its August 1999 acquisition of RCS.

GROSS PROFIT. Gross profit increased $1.6 million, or 45.9%, to $5.3 million for the three months ended September 30, 1999 compared with $3.7 million for the same period a year ago. The increase is comprised of the following (1999 amounts restated to reflect adjustments described in Note 2):

                                   THREE MONTHS ENDED   INCREASE/
                                      SEPTEMBER 30,     (DECREASE)

                                     1999   1998          $     %
                                     ----   ----          -     -
           POS Products              $3.7   $3.5         $0.2    5.7%
           Solution Services         $0.6    0.2         $0.4  200.0%
           ASP Services              $1.0     -          $1.0     -

The increase in gross profit from POS Products sales is primarily attributable to a larger proportion of units sold at a higher gross profit directly to end users offset, in part, by fewer unit sales to McDonalds Corporation as discussed above. The increase in gross profit from Solutions Services is due primarily to an increase in gross profit from sales at CCI and RGB/Jade. Gross profits from ASP Services reflects gross profits associated with the acquired operation of DTI and RCS in April 1999 and August 1999, respectively, for the three months ended September 30, 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.2 million, or 57.4%, to $0.5 million for the three months ended September 30, 1999 compared to $0.3 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 2.3% for the three months ended September 30, 1999 and 1998. The increase is primarily attributable to additional development costs relating to the design of new POS Products hardware and DTI costs of $0.1 million.

SELLING AND MARKETING. Selling and marketing expenses increased $1.4 million, or 372.3%, to $1.7 million for the three months ended September 30, 1999 compared to $0.4 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to 8.7% and 2.8%, for the three months ended September 30, 1999 and 1998, respectively. The increase is primarily attributable to sales and marketing costs at ASP Services and Solutions Services of approximately $0.8 million, additional personnel employed to expand the direct sales forces of the three international subsidiaries and CCI and increased advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.3 million, or 14.8%, to $2.3 million for the three months ended September 30, 1999 compared to $2.0 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 11.4% and 15.3%, for the three months ended September 30, 1999 and 1998, respectively. The increase is due to an increase in general and administrative expenses associated with DTI, RCS and RGB/Jade of $0.5 million, an increase in amortization of goodwill of $0.5 million offset, in part, by a decrease of general and administrative expenses relating to Aspeon and CCI of $0.8 million. The increase in the amortization of goodwill resulted from the acquisitions of RGB, Jade, DTI and RCS. The decrease of general and administrative expenses at Aspeon and CCI resulted from the continued consolidation of administrative functions.

INTEREST EXPENSE. Interest expense decreased approximately $5,000 to $229,700 for the three months ended September 30, 1999 compared with $234,500 for the same period a year ago. The decrease is due to the use of a portion of the proceeds from the October 1998 and February 1999 common stock public offerings to repay certain indebtedness.

INTEREST INCOME. Interest income increased approximately $76,000 to $79,600 for the three months ended September 30, 1999 compared to $3,700 for the same period a year ago. The increase primarily reflects the impact of interest earned on invested proceeds from the Company's February 1999 common stock public offering.

INCOME TAXES. Provision for federal, state and foreign income taxes decreased approximately $61,000 to $285,000 for the three months ended September 30, 1999 compared to $346,000 for the same period a year ago. The decrease is attributable to the overall decrease in income before income taxes of $89,000 offset, in part, by an increase in income before income taxes from the Company's foreign subsidiaries which operate in jurisdictions with lower income tax rates than those in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources has been updated to add certain disclosures provided for in the Company's Form 10-K for the year ended June 30, 2000.

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

In October 2000, a notice of default was received from the Preferred Stockholders due to the Company's failure to timely file its Form 10-K and the suspension of trading of the Company's common stock by Nasdaq. In accordance with the provisions of the Preferred Stock agreement, the Company is required to pay 1.5% of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which the default remains ($147,800 per month). As a result of the defaults not being cured within ten days of the default notice, the conversion price of the Preferred Stock was reduced and the Preferred Stockholders have the right to require the Company to redeem the Preferred Stock. In the event that the Preferred Stockholders exercise their right to require that the Company redeem the Preferred Stock, no assurances can be made that the Company will be able to obtain the funds necessary to meet such redemption obligation.

In October 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the

Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. On December 11, 2000 the Company received a letter from the Nasdaq stating the Company must be in compliance with all SEC filings by December 18, 2000. No assurances can be given that the Company's Common Stock will be traded on Nasdaq or any other exchange or market at any time in the future. If the Company's Common Stock does not trade on any exchange or market in the future, then stockholders of the Company may lose their investment in the Company and it will be more difficult for the Company to raise funds in the future through the issuance of capital stock.

As of September 30, 1999, the Company had cash and cash equivalents of $4.4 million and working capital of $27.4 million. As of September 30, 2000, the Company had cash and cash equivalents of approximately $3.3 million.

Cash used in operating activities for the three months ended September 30, 1999 amounted to $0.5 million and consisted primarily of increases in trade receivables and inventories. Cash used in investing activities for the quarter ended September 30, 1999 amounted to $1.5 million and consisted primarily of cash used to acquire the outstanding common stock of RCS and the purchase of equipment. Cash provided by financing activities for the quarter ended September 30, 1999 amounted to $0.7 million and consisted primarily of the proceeds from the borrowings under the line of credit.

Cash used in operating activities for the year ended June 30, 2000 amounted to approximately $2.1 million and was primarily attributable to the use of cash to fund the Company's net loss and inventory. This was partially offset by an increase in accounts payable and accrued expenses. Cash used in investing activities for the year ended June 30, 2000 amounted to approximately $5.5 million and consisted primarily of cash used to acquire the outstanding common stock of RCS and Monument, payment of various earn-out provisions associated with acquired businesses and the purchase of equipment. Cash provided by financing activities for the year ended June 30, 2000 amounted to approximately $11.1 million and consisted primarily of the gross proceeds from the issuance of $10.0 million of Preferred Stock in March 2000. Proceeds from the Preferred Stock have been used primarily to acquire Monument, settle future contingent payments associated with RCS, hire management and staff personnel, expand corporate facilities and fund ASP Services operations.

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

The Year 2000 Issue could also have an effect on the Company's revenues. Demand for the Company's products and services may decline after January 1, 2000, as the Company may not be able to incorporate its products and services into a Year 2000 driven POS retrofit. Similarly, many companies may spend substantial resources to prevent or minimize problems associated with the Year 2000 Issue and therefore may choose not to, or not have the budget capacity to, upgrade their current POS systems for some period of time. Any lessening of demand for the Company's products and services could have a material adverse effect on the Company's business, financial condition and results of operations.

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
                                          ASPEON, INC.


December 18, 2000                         /s/ Richard P. Stack
--------------------------                -------------------------------------
         Date                             Richard P. Stack
                                          Chief Executive Officer and President



December 18, 2000                         /s/ Edmund Brooks
--------------------------                -------------------------------------
         Date                             Edmund Brooks
                                          Chief Executive Officer of
                                          Javelin Systems

                                  EXHIBIT INDEX

      27.1 Financial Data Schedule in accordance with Article 5 of Regulation
           S-X.