Form 10-Q/A
period 1999-12-31
ASPEON INC
filed 2000-12-18
CIK 1021917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the three months ended December 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from            to
                                                ----------    ----------

                        Commission File Number: 0-21477

                                 ASPEON, INC.
             (Exact Name of registrant as specified in its charter)

         DELAWARE                                              52-1945748
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

Yes            No     X
     -------       -------

As of January 31, 2000, there were 9,115,771 shares of the Registrant's common stock, par value $.01 per share outstanding.

This amendment No. 1 on Form 10-Q/A ("the Amendment") amends and restates in full the disclosures made by the registrant, Aspeon, Inc, formerly Javelin Systems, Inc. ("Aspeon", and together with its subsidiaries, the "Company"), in response to "Part I, Item 1. Financial Statements," "Part II, Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 6 (a). Exhibits" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via Edgar transmission on February 14, 2000 under the name Javelin Systems, Inc. (the "Original Filing"). The disclosures responsive to all other Items in the Original Filing are not affected by this Amendment but continue as set forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period subsequent to the six-month period ended December 31, 1999 covered by the Original Filing.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                  ASPEON, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,        JUNE 30,
                                                                         1999              1999*
                                                                     ------------      ------------
                                                                 (As restated, Note 2)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  5,798,900      $  5,641,500
   Investments in securities                                            3,745,000         7,472,000
   Accounts receivable - net                                           17,315,900        16,275,500
   Inventories                                                         17,129,000        14,565,700
   Prepaid and other current assets                                     1,929,000         1,354,400
                                                                     ------------      ------------

     Total current assets                                              45,917,800        45,309,100

   Property and equipment, net                                          5,196,800         2,861,400
   Goodwill                                                            28,842,300        25,755,200
   Other intangible assets                                              1,092,300         1,266,000
   Other assets, net                                                      841,200           891,200
                                                                     ------------      ------------

     Total assets                                                    $ 81,890,400      $ 76,082,900
                                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Line of credit                                                  $  1,788,100      $  2,056,600
     Accounts payable                                                  10,618,000         7,681,800
     Accrued expenses                                                   2,296,300         2,446,200
     Current maturities of long-term debt                                 300,000           300,000
     Customer deposits                                                    214,000           278,000
     Deferred revenues                                                  1,538,200           397,500
     Income taxes payable                                                 575,300         1,517,400
                                                                     ------------       -----------

       Total current liabilities                                       17,329,900        14,677,500
                                                                     ------------       -----------

   Purchase price payable for acquisitions                                      -           874,000
   Long-term debt, net of current portion                               1,329,500           900,000
   Other                                                                   28,600            21,000

Stockholders' equity:
     Preferred stock, $0.01 par value:
        1,000,000 shares authorized
        No shares issued and outstanding
        shares--none                                                            -                 -
     Common stock, $0.01 par value:
        20,000,000 shares authorized
        9,115,771 and 8,887,203 issued and outstanding                     91,200            88,900
     Additional paid-in capital                                        57,928,600        55,800,700
     Deferred compensation                                                   -               (6,700)
     Retained earnings                                                  5,229,900         3,799,700
     Accumulated other comprehensive loss                                 (47,300)          (72,200)
                                                                     ------------       -----------

       Total stockholders' equity                                      63,202,400        59,610,400
                                                                     ------------       -----------

       Total liabilities and stockholders' equity                     $81,890,400       $76,082,900
                                                                     ============       ===========

*The balance sheet at June 30, 1999 has been derived from audited financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            THREE ENDED MONTHS                             SIX MONTHS ENDED
                                                DECEMBER 31,                                  DECEMBER 31,
                                         1999                 1998                      1999                 1998
                                         ----                 ----                      ----                 ----
                                 (As restated, Note 2)                          (As restated, Note 2)
Revenues:
  Products                           $ 16,835,100          $ 13,997,500              $ 30,023,400         $ 25,585,400
  Services                              7,649,100             3,870,000                14,426,300            5,214,300
                                     ------------          ------------              ------------         ------------
    Total revenues                     24,484,200            17,867,500                44,449,700           30,799,700
                                     ------------          ------------              ------------         ------------

Cost of revenues:
  Products                             11,846,700            10,165,400                21,049,800           18,321,700
  Services                              5,660,500             2,940,400                11,074,300            4,050,900
                                     ------------          ------------              ------------         ------------
     Total cost of sales               17,507,200            13,105,800                32,124,100           22,372,600
                                     ------------          ------------              ------------         ------------
Gross profit                            6,977,000             4,761,700                12,325,600            8,427,100
                                     ------------          ------------              ------------         ------------

Operating expenses:
     Research and development             514,500               285,200                   983,700              583,200
     Selling and marketing              2,030,700             1,038,700                 3,762,700            1,405,400
     General and administrative         2,699,600             2,241,900                 4,967,300            4,217,600
                                     ------------          ------------              ------------         ------------
   Total operating expenses             5,244,800             3,565,800                 9,713,700            6,206,200
                                     ------------          ------------              ------------         ------------

Income from operations                  1,732,200             1,195,900                 2,611,900            2,220,900

Interest expense                         (199,600)             (234,800)                 (429,300)            (469,300)
Interest income                            71,200                 7,600                   150,800               11,300
Other income (expense)                     11,200                (9,700)                   11,200               14,700
                                     ------------          ------------              ------------         ------------

Income before income taxes              1,615,000               959,000                 2,344,600            1,777,600
Provision for income taxes               (629,900)             (385,000)                 (914,400)            (731,000)
                                     ------------          ------------              ------------         ------------

Net income                           $    985,100          $    574,000              $  1,430,200         $  1,046,600
                                     ============          ============              ============         ============

Net income per common share:
      Basic                          $       0.11          $       0.11              $       0.16         $       0.22
                                     ============          ============              ============         ============
      Diluted                        $       0.11          $       0.11              $       0.16         $       0.22
                                     ============          ============              ============         ============
Shares used in computing net
  income per share:
      Basic                             9,020,679             5,251,180                 8,957,059            4,691,368
                                     ============          ============              ============         ============
      Diluted                           9,148,186             5,390,930                 9,161,315            4,831,333
                                     ============          ============              ============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 1999
                              (As restated, Note 2)

                                                                                            RETAINED    ACCUMULATED
                                                             ADDITIONAL    DEFERRED         EARNINGS       OTHER
                                        COMMON STOCK          PAID IN     STOCK-BASED    (ACCUMULATED)  COMPREHENSIVE
                                     SHARES      AMOUNT       CAPITAL     COMPENSATION      DEFICIT         LOSS          TOTAL
                                   ---------    --------    -----------   ------------   -------------  -------------  -----------
Balance as of June 30, 1999        8,887,203    $ 88,900    $55,800,700     $ (6,700)     $ 3,799,700    $ (72,200)    $59,610,400

Exercise of stock options             44,600         500        389,000                                                    389,500

Shares issued in connections
  with RGB/Jade earnout              183,968       1,800      1,746,200                                                  1,748,000

Amortization of deferred
  stock-based compensation                                                     6,700                                         6,700

Offering costs                                                   (7,300)                                                    (7,300)

Comprehensive income                                                                        1,430,200       24,900       1,455,100
----------------------------------------------------------------------------------------------------------------------------------
Balance as of December 31, 1999    9,115,771    $ 91,200    $57,928,600     $     --      $ 5,229,900    $ (47,300)    $63,202,400
----------------------------------------------------------------------------------------------------------------------------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           SIX MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                        1999                1998
                                                                                        ----                ----
                                                                               (As restated, Note 2)
OPERATING ACTIVITIES
Net income                                                                          $ 1,430,200         $ 1,046,600
Adjustments to reconcile net income to net cash used
   in operating activities:
   Depreciation and amortization                                                      2,196,800             530,600
   Amortization of deferred compensation                                                  6,700              17,000
   Deferred rent expense                                                                  7,600               2,400
   Non-cash allowances                                                                 (254,000)            192,200
   Changes in operating assets and liabilities, net of acquisitions:
         Accounts receivable                                                           (582,700)         (4,536,000)
         Inventories                                                                 (2,416,300)         (7,577,000)
         Other current assets                                                          (516,300)             58,200
         Other assets                                                                    65,300             (61,700)
         Accounts payable                                                             2,681,800           4,687,600
         Accrued expenses                                                              (187,800)            689,300
         Income taxes payable                                                          (942,100)            567,500
         Customer deposits                                                              (64,000)           (548,400)
         Deferred revenues                                                              728,200            (129,100)
                                                                                    ------------        ------------

    Net cash provided by (used in) operating activities                               2,153,400          (5,060,800)
                                                                                    ------------        ------------

INVESTING ACTIVITIES
   Purchase of equipment                                                             (1,715,200)           (685,700)
   Cash paid in connection with acquisitions                                         (3,759,100)         (1,889,800)
   Sales of securities                                                                3,727,000                   -
                                                                                    ------------        ------------
   Net cash used in investing activities                                             (1,747,300)         (2,575,500)
                                                                                    ------------        ------------

FINANCING ACTIVITIES
   Net (repayments) under line of credit                                               (268,500)           (341,000)
   Proceeds from issuances of notes payable                                              (9,100)              5,800
   Repayment of notes payable                                                          (249,700)           (180,500)
   Deferred offering costs                                                                    -             (29,400)
   Proceeds from public offerings                                                             -           8,146,400
   Exercise of stock options, net of offering costs                                     383,700              70,400
                                                                                    ------------        ------------

     Net cash provided by (used in) financing activities                               (143,600)          7,671,700
                                                                                    ------------        ------------

   Effects of exchange rate changes on cash                                            (105,100)            (35,400)
                                                                                    ------------        ------------

   Net increase (decrease) in cash and cash equivalents                                 157,400                   -
   Cash and cash equivalents at beginning of period                                   5,641,500                   -
                                                                                    ------------        ------------

   Cash and cash equivalents at end of period                                       $ 5,798,900         $         -
                                                                                    ============        ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Income tax paid                                                                  $ 1,804,000         $   161,300
                                                                                    ============        ============
   Interest paid
                                                                                    $   200,000         $   319,100
                                                                                    ============        ============

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

Hereinafter, Aspeon and its subsidiaries are referred to as the "Company."

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

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:



                                   DECEMBER 31,             JUNE 30,
                                       1999                   1999
                                       ----                   ----
                               (As restated, Note 2)
           Raw materials          $10,698,400             $ 7,195,600
           Work-in-process            601,900                 227,000
           Finished goods           5,828,700               7,143,100
                                -------------           -------------
                                  $17,129,000             $14,565,700
                                =============           =============


EXCESS OF COST OVER NET ASSETS OF PURCHASED BUSINESSES (AS RESTATED, NOTE 2)

Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. For the acquisitions of Posnet, CCI, Aspact, RGB, Jade and RCS, the excess was allocated entirely to goodwill. Management determined that for these acquired companies, there were no other identifiable intangible assets, such as workforce, that would require an allocation of the purchase price. Other intangible assets include the estimated value associated with a non-compete agreement, workforce and software acquired in the acquisition of DTI. These items are being amortized on a straight-line basis over periods ranging from two to ten years. Goodwill is stated at cost and is amortized on a straight-line basis over 10 years for DTI and SB and over 25 years for all other acquired companies. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill balances over the remaining lives can be recovered through projected undiscounted cash flows of the related operations. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. To date, management has not identified any impairment of goodwill.

EARNINGS PER COMMON SHARE

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). It replaces the presentation of primary and fully diluted EPS with basic and diluted EPS. Basic EPS excludes all dilution. It is based upon the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company adopted SFAS 128 in the quarter ended December 31, 1997.

A reconciliation of basic and diluted net income per share for the three months ended December 31, 1999 and 1998 is as follows:


                                            THREE MONTHS ENDED           THREE MONTHS ENDED
                                            DECEMBER 31, 1999            DECEMBER 31, 1998
                                            ------------------           ------------------
                                           BASIC        DILUTED       BASIC         DILUTED
                                           -----        -------       -----         -------
                                           (As restated, Note 2)
NET INCOME                               $  985,100   $  985,100    $  574,000    $  574,000
---------------------------------------------------------------------------------------------

Weighted average common shares
 outstanding                              9,020,679    9,020,679     5,251,180     5,251,180
---------------------------------------------------------------------------------------------

Additional shares due to potential
 exercise of stock options                        -      127,507             -       139,750
---------------------------------------------------------------------------------------------

Diluted weighted average common shares
 outstanding                              9,020,679    9,148,186     5,251,180     5,390,930
---------------------------------------------------------------------------------------------

Net income per share                     $     0.11   $     0.11    $     0.11    $     0.11
---------------------------------------------------------------------------------------------

COMPREHENSIVE INCOME

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income was $1,074,900 (as restated, Note 2) and $540,000 for the three months ended December 31, 1999 and 1998, respectively, and $1,455,100 (as restated, Note 2) and $1,027,700 for the six months ended December 31, 1999 and 1998. The primary difference from net income as reported is the change in the cumulative translation adjustment.

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

2.  RESTATEMENT

The Company's previously reported results of operations for the three and six months ended December 31, 1999 have been restated to reflect certain accounting adjustments. The effects, increase or (decrease), of the adjustments on the results of operations for the three and six months ended December 31, 1999 are set forth in the following table:

                                                   Three Months  Six Months
                                                      Ended         Ended
                                                      -----         -----
                                                       December 31, 1999
     Products revenues .....................        $ 177,600    $ (91,900)
     Products cost of revenues .............          118,200      (72,500)
                                                    ---------    ---------
     Gross profit ..........................           59,400      (19,400)
     Total operating expenses ..............          (84,900)      79,600
                                                    ----------   ---------
     Income from operations ................          144,300      (99,000)
     Other income ..........................         (259,800)    (268,500)
     Provision for income taxes ............          (45,000)    (143,300)
                                                    ----------   ---------
     Net income ............................        $ (70,500)   $(224,200)
                                                    ==========   ==========

     Basic net income per share ............           $(0.01)      $(0.02)
                                                    ==========   ==========

     Diluted net income per share ..........           $(0.01)      $(0.02)
                                                    ==========   ==========

Products revenues and products cost of revenues for the six months ended December 31, 1999 were reduced primarily due to the deferral of revenues associated with POS units shipped by the Company during the three months ended December 31, 1999 for which installation work remained as of the end of the period. Product revenues and cost of revenues for the three months ended December 31, 1999 increased due to the completion of installation work during the quarter related to revenues similarly deferred at September 30, 1999, in excess of amounts deferred at December 31, 1999. Total operating expenses in the three and six months ended December 31, 1999 were increased primarily to reflect the impact of increased amortization of intangibles due to purchase accounting adjustments and expensing of costs previously capitalized by the Company offset, in part, by the reclassification of a certain recovered accounts receivable balance previously written-off by the Company from other income to operating expenses.

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

Information about the Company's reportable segments for the three months ended December 31, 1999 and 1998 follow (1999 amounts have been restated to reflect the adjustments described in Note 2).


                           RESEARCH AND        POS             SOLUTION           ASP
                           DEVELOPMENT       PRODUCTS          SERVICES         SERVICES            TOTAL
                           -----------     --------------     ----------        --------         -----------
  1999

Revenues                             -     $15,827,300        $ 9,801,000      $3,606,100        $29,234,400
Net income (loss)          $  (325,300)    $   843,000        $   511,400      $   74,200        $ 1,103,300
Total assets                         -     $61,185,900        $14,980,400      $5,724,100        $81,890,400

  1998

Revenues                             -     $ 9,764,500        $ 8,983,200            -           $18,747,700
Net income (loss)          $  (170,700)    $   633,500        $   240,800            -           $   703,600
Total assets                         -     $19,165,000        $23,778,800            -           $42,943,800

A reconciliation of total segment revenues to total consolidated sales and of total segment net income to total consolidated net income for the three months ended December 31, 1999 and 1998 is as follows (1999 amounts have been restated to reflect the adjustments described in Note 2):


                                                                 1999             1998
                                                                 ----             ----
         Revenues
         Total segment revenues                              $ 29,234,400      $ 18,747,700
         Elimination of inter-segment revenues                 (4,750,300)         (880,200)
                                                             ------------      ------------

         Consolidated revenues                               $ 24,484,200      $ 17,867,500
                                                             ============      ============

         Net income
         Total segment net income                            $  1,103,600      $    703,600
         Elimination of intersegment
            gross profit net of income taxes                      133,700           145,700
         Elimination of non-segment
            expenses, net of income taxes                        (252,200)         (275,300)
                                                             ------------      ------------
         Consolidated net income                             $    985,100      $    574,000
                                                             ============      ============

Specified items included in segment profit/loss for the quarters ended December 31, 1999 and 1998 (1999 amounts have been restated to reflect the adjustments described in Note 2):



                                                RESEARCH AND     POS        SOLUTION       ASP
                                                DEVELOPMENT    PRODUCTS     SERVICES     SERVICES      TOTAL
                                                ------------  ----------  ------------  ----------  ------------
               1999

Interest expense                                          -   $  186,300  $     12,100  $    1,200  $    199,600
Interest income                                           -   $   71,200             -           -  $     71,200
Depreciation and amortization expense                     -   $  278,200  $    273,000  $  705,700  $  1,256,900
Income tax expense (benefit)                     $ (175,000)  $  467,800  $    260,900  $   76,200  $    629,900
Expenditures for additions to long-lived
  assets                                                  -   $  409,000  $  1,005,400  $  629,000  $  2,043,400


               1998

Interest expense                                          -   $  191,500  $     43,300           -  $    234,800
Interest income                                           -   $    7,600             -           -  $      7,600
Depreciation and amortization expense                     -   $  141,000  $    144,200           -  $    285,200
Income tax expense                               $ (114,500)  $  425,000  $    161,500           -  $    472,000
Expenditures for additions to long-lived
  assets                                                  -   $  202,800  $  3,019,300           -  $  3,222,100

Revenues and long-lived asset information by geographic area as of and for the quarters ended December 31, 1999 and 1998 (1999 amounts have been restated to reflect the adjustments described in Note 2):

                             UNITED STATES     EUROPE         ASIA      AUSTRALIA       TOTAL
                             -------------  ------------  ------------  ----------  -------------
1999

Revenues                     $  15,815,600  $  7,056,600  $    830,000  $  782,000  $  24,484,200
Long-lived assets            $  27,833,300  $  7,063,900  $  1,109,000  $  144,400  $  36,150,600


1998

Revenues                     $  11,505,000  $  5,700,000  $    270,800  $  391,700  $  17,867,500
Long-lived assets            $   9,377,900  $  3,177,700  $    370,900  $   43,000  $  12,969,500

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

The net proceeds from the issuance of the Preferred Stock was allocated based on the relative fair values of each equity instrument using an independent valuation as follows:


                      Preferred Stock                           $  5,274,500
                      Warrants, Aspeon, Inc.                       3,426,600
                      Warrants, Aspeon Solutions                     867,300
                                                                ------------
                         Total net proceeds                     $  9,568,400
                                                                ============

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

SUSPENSION OF TRADING

In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. On December 11, 2000, the Company received a letter from the Nasdaq stating the Company must be in compliance with all SEC filings by December 18, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the other financial information included in the Company's Form 10-K filed on November 30, 2000. This discussion contains forward-looking statements that include risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under the heading "Risk Factors" in Item I of the Company's Form 10-K filed on November 30, 2000. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

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

In April 1999, Aspeon acquired Dynamic Technologies, Inc. and SB Holdings, Inc. (collectively "DTI"), a Philadelphia-based provider of hosted messaging, customer relationship management, and custom software solutions to a variety of customers in the Delaware Valley area including Aventis and Right Management. This acquisition served as the platform for Aspeon's ASP Services offering by providing application development, implementation, and support capabilities.

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

RESULTS OF OPERATIONS

The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended December 31, 1999 and 1998. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 (RESTATED) COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended December 31, 1999 and 1998. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated (1999 amounts restated to reflect adjustments described in Note 2):

                                                                  THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                  1999         1998
                                                                 -------     --------
         Revenues:
           POS Products                                            68.8%        78.3%
           Solutions Services                                      16.5         21.7
           ASP Services (1)                                        14.7            -
                                                                 -------     --------
                   Total revenues                                 100.0        100.0
                                                                 -------     --------

         Cost of revenues:
           POS Products (2)                                        70.4         72.6
           Solutions Services (2)                                  84.7         76.0
           ASP Services (1)(2)                                     62.1            -
                                                                 -------     --------

                   Total cost of revenues                          71.5         73.3
                                                                 -------     --------

         Gross profit                                              28.5         26.7
                                                                 -------     --------

         Operating expenses:
           Research and development                                2.1          1.6
           Selling and marketing                                   8.3          5.8
           General and administrative                              11.0         12.6
                                                                 -------     --------

         Total operating expenses                                  21.4         20.0
                                                                 -------     --------

         Income from operations                                     7.1          6.7

         Interest expense                                          (0.8)        (1.3)
         Interest income                                            0.3            -
         Other income                                                -          (0.1)
         Provision for income taxes                                (2.6)        (2.1)
                                                                 -------     --------

         Net income                                                 4.0%         3.2%
                                                                 =======     ========

(1) ASP Services for the three months ended December 31, 1999 includes approximately $0.5 million and $0.4 million, respectively, of non-POS equipment transactions, which are categorized within the ASP Services segment.

(2) Expressed as a percentage of related revenues, not of total revenues.

REVENUES - POS PRODUCTS. Revenues from POS Product sales increased $2.8 million, or 20.3%, to $16.8 million for the three months ended December 31, 1999 compared to $14.0 million for the same period a year ago. As a percentage of total revenues, POS Product sales accounted for 68.8% and 78.3% for the three months ended December 31, 1999 and 1998, respectively. The increase reflects the continued maturation of the Company's indirect distribution channels and increased POS unit sales in the Javelin division.

REVENUES - SOLUTIONS SERVICES. Revenues from Solution Services increased $0.2 million, or 4.5%, to $4.0 million for the three months ended December 31, 1999 compared to $3.8 million for the same period a year ago. As a percentage of total revenues, Solutions Services accounted for 16.5% and 21.7% for the three months ended December 31, 1999 and 1998, respectively. The increase reflects the impact of one significant new customer contract acquired in the first quarter of fiscal 2000 for which deployment and installation services were provided offset, in part, by one significant fiscal 1999 customer contract which ended in the first quarter of fiscal 2000.

REVENUES - ASP SERVICES. Revenues from ASP Services amounted to $3.6 million for the three months ended December 31, 1999. As a percentage of total revenues, ASP Services accounted for 14.7% for the three months ended
December 31, 1999. ASP Services revenues reflect the impact of the Company's April 1999 acquisition of DTI coupled with its August 1999 acquisition of RCS.

GROSS PROFIT. Gross profit increased 2.2 million, or 46.5%, to $7.0 million for the three months ended December 31, 1999 compared to gross profit of $4.8 million for the same period a year ago. The increase is comprised of the following (1999 amounts restated to reflect adjustments described in Note 2):

                                    THREE MONTHS ENDED      INCREASE/
                                       DECEMBER 31,         (DECREASE)

                                       1999    1998          $      %
                                       ----    ----          -      -
           POS Products                $5.0    $3.8        $ 1.2    31.6%
           Solution Services           $0.6     1.0        $(0.4)  (40.0)%
           ASP Services                $1.4     -          $ 1.4      -

The increase in gross profit from POS Products sales is primarily attributable to the increase in units sales described above coupled with a larger proportion of units sold at a higher gross profit directly to end users. The decrease in gross profit from Solutions Services is due primarily to lower margins associated with one significant customer contract obtained during fiscal 2000 offset, in part, by higher margins on certain consulting contracts during the quarter. Gross profit from ASP Services for the three months ended December 31, 1999 reflects gross profits associated with the acquired operations of DTI and RCS in April 1999 and August 1999, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.2 million, or 80.4%, to $0.5 million for the three months ended December 31, 1999 compared to $0.3 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 2.1% and 1.6% for the three months ended December 31, 1999 and 1998, respectively. The increase is primarily attributable to additional development costs relating to the design of new POS Products hardware during the quarter.

SELLING AND MARKETING. Selling and marketing expenses increased $1.0 million, or 95.5%, to $2.0 million for the three months ended December 31, 1999 compared to $1.0 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to 8.3% and 5.8%, for the three months ended December 31, 1999 and 1998, respectively. The increase is primarily attributable to sales and marketing costs within the ASP Services segment coupled with additional personnel employed to expand the direct sales forces and increased advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.5 million, or 20.4%, to $2.7 million for the three months ended December 31, 1999 compared to $2.2 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 11.0% and 12.5%, for the three months ended December 31, 1999 and 1998, respectively. The increase is due to an increase in general and administrative expenses associated with ASP Services of $0.8 million, an increase in amortization of goodwill of $0.6 million offset, in part, by a decrease of general and administrative expenses relating to POS Products and Solutions Services of $0.6 million. The increase in the amortization of goodwill resulted from the acquisitions of RGB, Jade, DTI and RCS. The decrease of general and administrative expenses at POS Products and Solutions Services resulted from the continued consolidation of administrative functions.

INTEREST EXPENSE. Interest expense decreased $35,200 to $199,600 for the three months ended December 31, 1999 compared with $234,800 for the same period a year ago. The decrease is due to the use of a portion of the proceeds from the October 1998 and February 1999 common stock public offerings to repay certain indebtedness.

INTEREST INCOME. Interest income increased $63,600 to $71,200 for the three months ended December 31, 1999 compared to $7,600 for the same period a year ago. The increase primarily reflects the impact of interest earned on invested proceeds from the Company's February 1999 common stock public offering.

INCOME TAXES. Provision for federal, state and foreign income taxes increased $244,900 to $629,900 for the three months ended December 31, 1999 compared to $385,000 for the same period a year ago. The increase is attributable to the overall increase in income before income taxes of $656,000 offset, in part, by an increase in income before income taxes from the Company's foreign subsidiaries which operate in jurisdictions with lower income tax rates than those in the United States

SIX MONTHS ENDED DECEMBER 31, 1999 (RESTATED) AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1998

The following discussion sets forth the historical results of operations and financial condition of the Company for the six months ended December 31, 1999 and 1998. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated (1999 amounts restated to reflect adjustments described in Note 2):

                                                                   SIX MONTHS ENDED
                                                                     DECEMBER 31,
                                                                    1999       1998
                                                                   ------     ------
         Revenues:
           POS Products                                             67.5%       83.1%
           Solutions Services                                       15.6        16.9
           ASP Services (1)                                         16.9          -
                                                                   ------     ------
                   Total revenues                                  100.0       100.0
                                                                   ------     ------

         Cost of revenues:
           POS Products (2)                                         70.9        71.6
           Solutions Services (2)                                   82.7        77.7
           ASP Services (1)(2)                                      68.0          -
                                                                   ------     ------

                   Total cost of revenues                           72.3        72.6
                                                                   ------     ------

         Gross profit                                               27.7        27.4
                                                                   ------     ------

         Operating expenses:
           Research and development                                  2.2         1.9
           Selling and marketing                                     8.5         4.6
           General and administrative                               11.2        13.7
                                                                   ------     ------
         Total operating expenses                                   21.9        20.2
                                                                   ------     ------

         Income from operations                                      5.8         7.2

         Interest expense                                           (0.9)       (1.5)
         Interest income                                             0.3          -
         Other income                                                 -           -
         Provision for income taxes                                 (2.1)       (2.4)
                                                                   ------     ------

         Net income                                                  3.1%        3.3%
                                                                   ======     ======

(1) ASP Services for the six months ended December 31, 1999 includes approximately $1.6 million and $1.4 million, respectfully, of non-POS equipment related transactions, which are categorized within the ASP Services segment.

(2) Expressed as a percentage of related revenues, not of total revenues.

REVENUES - POS PRODUCTS. Revenues from POS Product sales increased $4.4 million, or 17.3%, to $30.0 million for the six months ended December 31, 1999 compared to $25.6 million for the same period a year ago. As a percentage of total revenues, POS Product sales accounted for 67.5% and 83.1% for the six months ended December 31, 1999 and 1998, respectively. The increase reflects the continued maturation of the Company's indirect distribution channels and a net increase in POS unit sales in the Javelin division.

REVENUES - SOLUTIONS SERVICES. Revenues from Solution Services increased $1.7 million, or 32.7%, to $6.9 million for the six months ended December 31, 1999 compared to $5.2 million for the same period a year ago. As a percentage of total revenues, Solutions Services accounted for 15.6% and 16.9% for the six months ended December 31, 1999 and 1998, respectively. The increase reflects the impact of one significant new customer contract acquired in the first quarter of fiscal 2000 for which deployment and installation services were provided offset, in part, by one significant fiscal 1999 customer contract which ended in the first quarter of fiscal 2000.

REVENUES - ASP SERVICES. Revenues from ASP Services amounted to $7.5 million for the six months ended December 31, 1999. As a percentage of total revenues, ASP Services accounted for 16.9% for the six months ended December

31, 1999. ASP Services revenues reflect the impact of the Company's April 1999 acquisition of DTI coupled with its August 1999 acquisition of RCS.

GROSS PROFIT. Gross profit increased $3.9 million, or 46.3%, to $12.3 million for the six months ended December 31, 1999 compared to gross profit of $8.4 million for the same period a year ago. The increase is comprised of the following (1999 amounts restated to reflect adjustments described in Note 2):

                                    SIX MONTHS ENDED    INCREASE/
                                       DECEMBER 31,     (DECREASE)

                                     1999   1998          $     %
                                     ----   ----          -     -
           POS Products              $8.7   $7.2        $ 1.5  20.8%
           Solution Services         $1.2    1.2        $  -     -
           ASP Services              $2.4     -         $ 2.4    -

The increase in gross profit from POS Products sales is primarily attributable to the overall increase in the number of POS units sold through the Javelin division coupled with a larger proportion of units sold at a higher gross profit directly to end users. Gross profit from Solutions Services reflects the impact of lower margins associated with one significant customer contract obtained during fiscal 2000 offset, in part, by certain higher margin consulting contracts. Gross profit from ASP Services for the six months ended December 31, 1999 reflects gross profits associated with the acquired operations of DTI and RCS in April 1999 and August 1999, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.4 million, or 68.7%, to $1.0 million for the six months ended December 31, 1999 compared to $0.6 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 2.2% and 1.9% for the six months ended December 31, 1999 and 1998, respectively. The increase is primarily attributable to additional development costs and activities relating to the design of new POS Products hardware certain management reporting service applications during the period.

SELLING AND MARKETING. Selling and marketing expenses increased $2.4 million, or 167.7%, to $3.8 million for the six months ended December 31, 1999 compared to $1.4 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to 8.5% and 4.6%, for the six months ended December 31, 1999 and 1998, respectively. The increase is primarily attributable to sales and marketing costs within the ASP Services segment coupled with additional personnel employed to expand the direct sales forces and increased advertising costs associated with the growth of the business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $0.8 million, or 17.8%, to $5.0 million for the six months ended December 31, 1999 compared to $4.2 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 11.2% and 13.7%, for the six months ended December 31, 1999 and 1998, respectively. The increase is due to an increase in general and administrative expenses associated with ASP Services of $1.1 million, an increase in amortization of goodwill of $1.0 million offset, in part, by a decrease of general and administrative expenses relating to POS Products and Solutions Services. The increase in the amortization of goodwill resulted from the acquisitions of RGB, Jade, DTI and RCS. The decrease in general and administrative expenses at POS Products and Solutions Services resulted from the continued consolidation of administrative functions throughout the period.

INTEREST EXPENSE. Interest expense decreased $40,000 to $429,300 for the six months ended December 31, 1999 compared with $469,300 for the same period a year ago. The decrease is due to the use of a portion of the proceeds from the October 1998 and February 1999 common stock public offering offerings to repay certain indebtedness.

INTEREST INCOME. Interest income increased $139,500 to $150,800 for the six months ended December 31, 1999 compared to $11,300 for the same period a year ago. The increase primarily reflects the impact of interest earned on invested proceeds from the Company's February 1999 common stock public offering.

INCOME TAXES. Provision for federal, state and foreign income taxes increased $183,400 to $914,400 for the six months ended December 31, 1999 compared to $731,000 for the same period a year ago. The increase is attributable to the overall increase in income before income taxes of $567,000 offset, in part, by an increase in income before income taxes from the Company's foreign subsidiaries which operate in jurisdictions with lower income tax rates than those in the United States

LIQUIDITY AND CAPITAL RESOURCES

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

In October 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. On December 11, 2000, the Company received a letter from the Nasdaq stating the Company must be in compliance with all SEC filings by December 18, 2000. No assurances can be given that the

Company's Common Stock will be traded on Nasdaq or any other exchange or market at any time in the future. If the Company's Common Stock does not trade on any exchange or market in the future, then stockholders of the Company may lose their investment in the Company and it will be more difficult for the Company to raise funds in the future through the issuance of capital stock.

As of December 31, 1999, the Company had cash and cash equivalents of $5.8 million and working capital of $28.5 million. As of September 30, 2000, the Company had cash and cash equivalents of approximately $3.3 million.

Cash provided by operating activities for the six months ended December 31, 1999 amounted to $2.2 million and consisted primarily of income before depreciation and amortization and increases in accounts payable offset by increases in trade receivables and inventories. Cash used in investing activities for the six months ended December 31, 1999 amounted to $1.7 million and consisted primarily of cash used to acquire the outstanding common stock of RCS and the purchase of equipment net of proceeds from sales of investments. Cash used in financing activities for the six months ended December 31, 1999 amounted to $143,600 and consisted primarily of repayments of borrowings under the line of credit and notes payable.

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


                                          FOR         AGAINST       WITHHELD      ABSTAIN
                                          ---         -------       --------      -------

1.  Election of Directors:
    Richard P. Stack                    7,559,212                   314,070

    Robert Nichols                      7,559,212                   314,070

2.  To approve an amendment to the
    Company's Certificate of
    Incorporation to change the
    Company's name to "Aspeon, Inc."    7,524,176       66,530                     282,576

3.  To approve an increase in the
    authorized number of shares
    under the Company's 1997 Equity
    Incentive Plan by 1,000,000
    shares                              3,283,447    1,875,474    2,625,183         89,178

4.  To approve
    PriceWaterhouseCoopers as the
    Company's independent auditors      7,843,871       11,002                      18,409

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a).   27.1 Financial Data Schedule in accordance with Article 5 of
       Regulation S-X.

(b). No reports on Form 8-K were filed during the three months ended December 31, 1999


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ASPEON, INC.

December 18, 2000                          /s/ Richard P. Stack
----------------------------               -------------------------------------
         Date                              Richard P. Stack
                                           Chief Executive Officer and President



December 18, 2000                          /s/ Edmund Brooks
----------------------------               -------------------------------------
         Date                              Edmund Brooks
                                           Chief Executive Officer of
                                           Javelin Systems

                                  EXHIBIT INDEX

27.1   Financial Data Schedule in accordance with Article 5 of Regulation S-X.