Form 10-Q/A
period 2000-03-31
ASPEON INC
filed 2000-12-18
CIK 1021917

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                (AMENDMENT NO. 1)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the three months ended March 31, 2000

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from          to
                                                  --------    --------
                         Commission File Number: 0-21477

                                  ASPEON, INC.
               (Exact Name of registrant as specified in its charter)

         DELAWARE                                              52-1945748
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

As of April 30, 2000, there were 9,381,170 shares of Registrant's common stock, par value $.01 per share, were outstanding.

This amendment No. 1 on Form 10-Q/A ("the Amendment") amends and restates in full the disclosures made by the registrant, Aspeon, Inc, formerly Javelin Systems, Inc., ("Aspeon", and together with its subsidiaries, the "Company"), in response to "Part I, Item 1. Financial Statements," "Part II, Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 6 (a). Exhibits" in its Form 10-Q as originally filed with the Securities and Exchange Commission (the "Commission") via Edgar transmission on May 15, 2000 (the "Original Filing"). The disclosures responsive to all other Items in the Original Filing are not affected by this Amendment but continue as asset forth in the Original Filing without change. Notwithstanding the foregoing, the disclosures in the Original Filing, as amended by this Amendment, are subject to updating and supplementation by the disclosures contained in the filings made by the Company with the Commission for any period subsequent to the nine-month period ended March 31, 2000 covered by the Original Filing.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                ASPEON, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,         JUNE 30,
                                                                           2000             1999*
                                                                           ----             -----
                                                                  (As restated, Note 2)
ASSETS
Current assets:
   Cash and cash equivalents                                            $ 11,358,400    $  5,641,500
   Investments                                                             2,041,600       7,472,000
   Accounts receivable - net                                              14,415,800      16,275,500
   Inventories                                                            17,027,200      14,565,700
   Prepaid and other current assets                                        2,280,200       1,354,400
   Income tax receivable                                                   1,117,400               -
                                                                        ------------    ------------
      Total current assets                                                48,240,600      45,309,100

   Property and equipment, net                                             5,704,000       2,861,400
   Goodwill                                                               36,446,300      25,755,200
   Other intangible assets                                                 1,005,400       1,266,000
   Other assets, net                                                         778,500         891,200
                                                                        ------------    ------------
      Total assets                                                      $ 92,174,800    $ 76,082,900
                                                                        ============    ============

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Line of credit                                                       $  2,310,500    $  2,056,600
   Accounts payable                                                        6,426,300       7,681,800
   Accrued expenses                                                        2,393,900       2,446,200
   Current maturities of long-term debt                                      300,000         300,000
   Customer deposits                                                         730,000         278,000
   Deferred revenues                                                       1,362,700         397,500
   Income taxes payable                                                            -       1,517,400
                                                                        ------------    ------------
      Total current liabilities                                           13,523,400      14,677,500
                                                                        ------------    ------------

   Purchase price payable for acquisitions                                 3,025,900         874,000
   Long-term debt, net of current portion                                    980,800         900,000
   Other                                                                      59,600          21,000

   Mandatorily redeemable Series A Preferred stock, $0.01 par value: 1,000,000 authorized shares; No shares issued and
     outstanding                                                           5,441,900               -
   Mandatorily redeemable warrants                                         3,426,600               -
   Mandatorily redeemable minority interest warrants                         867,300               -

  Stockholders' equity:
     Preferred stock, $0.01 par value:
       1,000,000 shares authorized No shares issued and
       outstanding shares                                                          -               -
     Common stock, $0.01 par value:
       20,000,000 authorized shares, 9,381,170
       and 8,887,203 issued and outstanding                                   93,800          88,900
     Additional paid in capital                                           65,024,500      55,800,700
     Deferred stock-based compensation                                             -          (6,700)
     Retained earnings (accumulated deficit)                                (134,500)      3,799,700
     Accumulated other comprehensive loss                                   (134,500)        (72,200)
                                                                        ------------    ------------
       Total stockholders' equity                                         64,849,300      59,610,400
                                                                        ------------    ------------
       Total liabilities, mandatorily redeemable securities
         and stockholders' equity                                       $ 92,174,800    $ 76,082,900
                                                                        ============    ============

* The balance sheet at June 30, 1999 has been derived from audited financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                                   ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                     MARCH 31,                                 MARCH 31,
                                            2000                   1999               2000                   1999
                                        -----------            -----------        -----------            -----------
                                  (As restated, Note 2)                      (As restated, Note 2)
Revenues:
  Products                              $13,703,100            $17,547,000        $43,726,400            $43,132,400
  Services                                5,666,600              3,544,000         20,092,900              8,758,200
                                        -----------            -----------        -----------            -----------
Total revenues                           19,369,700             21,091,000         63,819,300             51,890,600

Cost of revenues:
  Products                               10,353,100             12,430,900         31,648,900             30,752,400
  Services                                4,769,400              2,942,300         15,597,700              6,993,300
                                        -----------            -----------        -----------            -----------
Total cost of revenues                   15,122,500             15,373,200         47,246,600             37,745,700

Gross profit                              4,247,200              5,717,800         16,572,700             14,144,900
                                        -----------            -----------        -----------            -----------

Operating expenses:
     Research and development               540,100                349,400          1,523,700                932,600
     Selling and marketing                1,918,700              1,101,300          5,681,500              2,506,700
     General and administrative           4,114,200              2,318,300          9,081,500              6,535,900
                                        -----------            -----------        -----------            -----------

Total operating expenses                  6,573,000              3,769,000         16,286,700              9,975,200
                                        -----------            -----------        -----------            -----------

Income (loss) from operations            (2,325,800)             1,948,800            286,000              4,169,700

Interest expense                           (198,600)              (205,600)          (627,900)              (674,900)
Interest income                              88,600                 54,800            239,400                 66,100
Other income                                 (4,700)                 1,600              6,500                 16,300
                                        -----------            -----------        -----------            -----------

Income (loss) before income taxes        (2,440,500)             1,799,600            (96,000)             3,577,200
(Provision) benefit for income taxes        951,800               (664,700)            37,400             (1,395,700)
                                        -----------            -----------        -----------            -----------

Net income (loss)                        (1,488,700)             1,134,900            (58,600)             2,181,500
Accretion of mandatorily redeemable
   preferred stock discount and
   dividends                             (5,441,900)                 -             (5,441,900)                 -
                                        -----------            -----------        -----------            -----------

Net income (loss) available to
   common shareholders                  $(6,930,600)           $ 1,134,900        $(5,500,500)           $ 2,181,500
                                        ===========            ===========        ===========            ===========

Net income (loss) per common share:
      Basic                             $     (0.75)           $      0.16        $     (0.61)           $      0.40
                                        ===========            ===========        ===========            ===========
      Diluted                           $     (0.75)           $      0.16        $     (0.61)           $      0.39
                                        ===========            ===========        ===========            ===========

Shares used in computing net income earnings (loss) per share:
      Basic                               9,268,478              6,951,212          9,060,863              5,444,549
                                        ===========            ===========        ===========            ===========
      Diluted                             9,268,478              7,237,141          9,060,863              5,633,269
                                        ===========            ===========        ===========            ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    2000                   1999
                                                                                ------------           ------------
                                                                            (As restated, Note 2)
OPERATING ACTIVITIES
Net income (loss)                                                               $    (58,600)          $  2,181,700
Adjustments to reconcile net income to net cash used
  in operating activities:
  Depreciation and amortization                                                    3,731,700                907,700
  Amortization of deferred compensation                                                6,700                 24,800
  Deferred rent expense                                                               38,600                  8,800
  Income tax benefit from exercise of stock options                                        -                223,600
  Non-cash allowances                                                               (291,000)               276,000
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable                                                            2,313,700             (4,962,100)
    Inventories                                                                   (2,273,800)            (7,163,600)
    Other current assets                                                            (867,500)                   200
    Income tax receivable                                                         (1,117,400)                     -
    Other assets                                                                      33,000               (164,600)
    Accounts payable                                                              (1,509,900)               230,600
    Accrued expenses                                                                 (90,200)               784,300
    Income taxes payable                                                          (1,517,400)               664,800
    Customer deposits                                                                452,000             (1,194,500)
    Deferred revenues                                                                552,700                    700
                                                                                ------------           ------------
  Net cash (used in) operating activities                                           (597,400)            (8,181,600)

INVESTING ACTIVITIES
  Purchase of equipment                                                           (2,878,200)            (1,284,600)
  Cash paid in connection with acquisitions                                       (6,105,400)            (1,972,500)
  Investment in securities                                                         5,430,400
                                                                                ------------           ------------

  Net cash (used in) investing activities                                         (3,553,200)            (3,257,100)

FINANCING ACTIVITIES
  Net borrowings (repayments) under line of credit                                   253,900             (1,178,900)
  Proceeds from issuances of notes payable                                            (9,100)                43,500
  Repayment of notes payable                                                        (598,500)              (246,000)
  Deferred offering costs                                                                 -                  10,000
  Preferred stock and warrants, net of offering costs                              9,568,400                     -
  Proceeds from public offerings                                                          -              34,995,700
  Exercise of stock options                                                          893,100                255,200
                                                                                ------------           ------------

  Net cash provided by financing activities                                       10,107,800             33,879,500
                                                                                ------------           ------------
  Effect of exchange rate changes on cash                                           (240,300)              (229,500)
                                                                                ------------           ------------
  Net increase (decrease) in cash and cash equivalents                             5,716,900             22,211,300
                                                                                ------------           ------------
  Cash and cash equivalents at beginning of period                                 5,641,500                     -
  Cash and cash equivalents at end of period                                    $ 11,358,400           $ 22,211,300
                                                                                ============           ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Income tax paid                                                               $  2,513,800           $    402,700
                                                                                ============           ============
  Interest paid                                                                 $    308,500           $    728,700
                                                                                ============           ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                  ASPEON, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    For The Nine Months Ended March 31, 2000
                             (As restated, Note 2)

                                                                              ADDITIONAL
                                                   COMMON STOCK                 PAID-IN              DEFERRED
                                             SHARES            AMOUNT           CAPITAL            COMPENSATION
                                            ---------        ----------       -----------          ------------
Balance as of July 1, 1999                  8,887,203        $   88,900       $55,800,700          $     (6,700)
Exercise of stock options                     117,900             1,100           897,800                     -
Shares issued in connection with
  RGB/JADE earnout                            271,265             2,700         2,565,100                     -
Shares issued in connection with
  acquisition of Monument                     104,802             1,100         2,059,700                     -
Amortization of deferred compensation               -                 -                 -                 6,700
Offering costs                                      -                 -            (7,200)                    -
Mandatorily redeemable preferred stock
   beneficial conversion feature                    -                 -         3,708,400                     -
Accretion of mandatorily redeemable
   preferred stock discount and
   dividends                                        -                 -                 -                     -
Comprehensive income                                -                 -                 -                     -
                                            ---------        ----------       -----------          ------------
Balance as of March 31, 2000                9,381,170        $   93,800       $65,024,500          $          -
                                            =========        ==========       ===========          ============

                                             RETAINED                ACCUMULATED
                                             EARNINGS                   OTHER
                                       (ACCUMULATED DEFICIT)      COMPREHENSIVE LOSS           TOTAL
                                      -------------------------------------------------     -----------
Balance as of July 1, 1999                $  3,799,700               $  (72,200)            $59,610,400
Exercise of stock options                            -                        -                 898,900
Shares issued in connection with
   RGB/JADE earnout                                  -                        -               2,567,800
Shares issued in connection with
   acquisition of Monument                           -                        -               2,060,800
Amortization of deferred compensation                -                        -                   6,700
Offering costs                                       -                        -                  (7,200)
Mandatorily redeemable preferred stock
   beneficial conversion feature            (3,708,400)                       -                       -
Accretion of mandatorily redeemable
   preferred stock discount and
   dividends                                  (167,200)                       -                (167,200)
Comprehensive loss                             (58,600)                 (62,300)               (120,900)
                                          ------------               ----------            ------------
Balance as of March 31, 2000              $   (134,500)              $ (134,500)            $64,849,300
                                          ============               ==========            ============

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

On March 8, 2000 Aspeon completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which the Company sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company and a warrant to acquire 1,250,000 shares of Aspeon Solutions, Inc., a wholly-owned subsidiary of the Company. Proceeds to the Company for this placement amounted to $9.6 million net of offering costs (see note 4).

In March, 2000 Aspeon acquired all of the outstanding capital stock of Monument Software Corporation ("Monument") as described in Note 3. Monument specializes in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials.

Hereinafter, Aspeon and its subsidiaries are referred to as the "Company."

BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, filed with the SEC.

INVENTORIES

Inventories consist primarily of computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

                                                    MARCH 31,              JUNE 30,
                                                      2000                   1999
                                                 ---------------         --------------
                                              (As restated, Note 2)
       Raw materials                             $     6,993,700         $    7,195,600
       Work-in-process                                   431,000                227,000
       Finished goods                                  9,602,500              7,143,100
                                                 ---------------         --------------
                                                 $    17,027,200         $   14,565,700
                                                 ===============         ==============

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

A reconciliation of basic and diluted net income per share for the three months ended March 31, 2000 and 1998 is as follows:

                                                        THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                           MARCH 31, 2000                     MARCH 31, 1999
                                                      BASIC            DILUTED            BASIC             DILUTED
                                                  ------------       ------------       -----------       -----------
                                                      (As restated, Note 2)
Net income (loss) available to
    common shareholders                           $(6,930,600)       $(6,930,600)       $ 1,134,900       $ 1,134,900
Weighted average common shares
   outstanding                                      9,268,478          9,268,478          6,951,212         6,951,212
Additional shares due to potential
   exercise of stock options                               -                  -                  -            285,929
Diluted weighted average common
   shares outstanding                               9,268,478          9,268,478          6,951,212         7,237,141
                                                  ------------       ------------       -----------       -----------
Net income (loss) per share                       $     (0.75)       $     (0.75)       $      0.16       $      0.16
                                                  ============       ============       ===========       ===========

There were approximately 587,000 options in the three months ended March 31, 2000 that were not included in the computation of diluted net loss per share because they were anti-dilutive. There were no anti-dilutive options in 1999.

COMPREHENSIVE INCOME (LOSS)

Effective in the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined in SFAS 130 as the change in equity (net assets) of a business enterprise during the period from transactions and other events and circumstances from non-owner sources. Total comprehensive income (loss) was $(1.6 million) (as restated, Note 2) and $1.1 million for the three months ended March 31, 2000 and 1999, respectively, and ($120,900) (as restated, Note 2) and $2.1 million for the nine months ended March 31, 2000 and 1999. The primary difference from net income as reported is the change in the cumulative translation adjustment.

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

2.  RESTATEMENT

The Company's previously reported results of operations for the three and nine months ended March 31, 2000 have been restated to reflect certain accounting adjustments. The effects, increase or (decrease), of the adjustments on results of operations for the three and nine months ended March 31, 2000 are set forth in the following table:

                                                    Three Months    Nine Months
                                                        Ended          Ended
                                                    ------------    -----------
                                                           March 31, 2000
     Products revenues                              $  (587,500)    $  (679,400)
     Products cost of revenues                         (401,400)       (473,900)
                                                    -----------     -----------
     Gross profit                                      (186,100)       (205,500)
     Total operating expenses                           253,800         333,400
                                                    -----------     -----------
     Income from operations                            (440,900)       (538,900)
     Other expense                                        1,600         270,100
     Provision for income taxes                        (172,200)       (315,500)
                                                    -----------     -----------
     Net income                                        (269,300)       (493,500)
     Accretion of preferred stock discount
         and dividends                                1,448,400       1,448,400
                                                    -----------     -----------
     Net income available to common shareholders    $(1,717,700)    $(1,941,900)
                                                    -----------     -----------

     Basic net income per share                     $     (0.19)    $     (0.21)
                                                    ===========     ===========

     Diluted net income per share                   $     (0.19)    $     (0.21)
                                                    ===========     ===========

Products revenues and products cost of revenues for the three and nine months ended March 31, 2000 were reduced primarily due to the deferral of revenues associated with POS units shipped by the Company during the three months ended March 31, 2000 for which installation work remained as of the end of the period. Total operating expenses were increased primarily to reflect the impact of unrecorded compensation expense associated with certain employee stock option grants during the three months ended March 31, 2000, increased amortization of intangibles due to purchase accounting adjustments, expensing operating costs previously capitalized by the Company and accrual of general expenses not originally recorded. The adjustment to increase the accretion of the preferred stock discount and dividends for the three months ended March 31, 2000 reflects the increase in the amount recorded for the beneficial conversion feature (Note 4) determined based on an independent valuation obtained by the Company.

3.  ACQUISITIONS

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

4.  PREFERRED STOCK

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

The Company currently is negotiating with the Preferred Stockholders to attempt to obtain a waiver of the defaults under the terms of the Preferred Stock and related agreements. However, no assurances can be made that the Company will be successful in its efforts to obtain a waiver of the defaults. If the Company is not able to obtain a waiver of defaults from the Preferred Stockholders and the Preferred Stockholders elect to pursue the default remedies described above, the Company could be forced to seek financing to obtain the funds necessary to pay to the Preferred Stockholders the redemption amount of the Preferred Stock and the accrued 1.5% penalty amounts. If the Company is not able to obtain financing on satisfactory terms, the Company may be required to terminate its operations and sell its assets and dissolve, reduce planned capital expenditures, reduce planned levels of advertising and promotion, scale back its manufacturing or other operations or enter into arrangements on terms which it would not otherwise accept, and any of these occurrences could have a material adverse effect on the Company's business, financial condition and results of operations.

5.  STOCKHOLDERS' EQUITY

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

6.  SEGMENT INFORMATION

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

Information about the Company's reportable segments for the three months ended March 31, 2000 and 1999 is as follows (fiscal 2000 amounts restated to reflect adjustments described in Note 2):

                               RESEARCH AND      POS            SOLUTIONS         ASP
                               DEVELOPMENT     PRODUCTS         SERVICES        SERVICES         TOTAL
                               -----------     ---------        ----------      ---------     -----------
  2000
Revenues                               -       $ 13,359,500     $ 7,635,700     $ 3,022,800    $ 24,018,000
Net income (loss)              $ (350,600)     $   (260,800)    $  (314,300)    $  (493,000)   $ (1,418,700)
Total assets                           -       $ 70,580,500     $15,986,700     $ 5,607,600    $ 92,174,800

  1999
Revenues                               -       $ 11,886,800     $10,841,700            -       $ 22,728,500
Net income (loss)              $ (224,200)     $    729,800     $   540,100            -       $  1,045,700
Total assets                           -       $ 40,780,200     $25,584,100            -       $ 66,364,300

A reconciliation of total segment revenues to total consolidated sales and of total segment net income to total consolidated net income for the three months ended March 31, 2000 and 1999 is as follows (fiscal 2000 amounts restated to reflect adjustments described in Note 2):

                                                     2000                         1999
                                                  -----------                  -----------
Total segment revenues                            $24,018,000                  $22,728,500
Elimination of intersegment revenues               (4,648,300)                  (1,637,500)
                                                  -----------                  -----------
Consolidated revenues                             $19,369,700                  $21,091,000
                                                  ===========                  ===========

Net income (loss)
   Total segment net income (loss)                $(1,418,700)                 $ 1,254,300
    Elimination of intersegment
      gross profit net of income taxes                153,200                      153,900
    Elimination of non-segment
       expenses, net of income taxes                 (223,200)                    (273,300)
                                                  -----------                  -----------

 Consolidated net income (loss)                   $(1,488,700)                 $ 1,134,900
                                                  ===========                  ===========

Specified items included in segment profit/loss for the quarters ended March 31, 2000 and 1999 (fiscal 2000 amounts restated to reflect adjustments described in Note 2):

                             RESEARCH AND           POS                 SOLUTIONS                  ASP
                             DEVELOPMENT          PRODUCTS              SERVICES                 SERVICES           TOTAL
                             -----------          --------              --------                 ----------         -----

     2000
Interest expense             $  -                 $   184,900           $   10,500               $     3,200        $  198,600
Interest income              $  -                 $   (72,400)          $    -                   $   (16,200)       $  (88,600)
Depreciation and
  amortization expense                            $   255,400           $  295,800               $   908,300        $1,459,500
Income tax expense
  (benefit)                  $  (183,700)         $(1,198,500)          $  197,500               $   232,900        $ (951,800)
 Expenditures for additions
  to long-lived assets                            $   208,400           $  203,700               $ 5,244,700        $5,656,800

     1999
Interest expense             $  -                 $   169,800           $   35,300               $       500        $  205,600
Interest income              $  -                 $   (54,800)          $    -                   $    -             $  (54,800)
Depreciation and
  amortization expense                            $   164,800           $  212,300                    -             $  377,100
Income tax expense           $   (74,000)         $   309,700           $  178,200                    -             $  413,900
 Expenditures for
  additions to long-lived
  assets                     $  -                 $   462,800           $4,987,500                    -             $5,450,300

Revenues and long-lived asset information by geographic area as of and for the three months ended March 31, 2000 and 1999 (fiscal 2000 amounts restated to reflect adjustments described in Note 2):

                                  UNITED
                                  STATES         EUROPE         ASIA        AUSTRALIA       TOTAL
  2000
Revenues                        $12,710,200    $5,617,600     $  479,500     $562,400     $19,369,700
Long-lived assets               $32,160,200    $7,743,200     $1,195,200     $132,300     $41,230,900

  1999
Revenues                        $12,943,900    $7,456,800     $  396,600     $293,700     $21,091,000
Long-lived assets               $ 9,697,900    $4,051,700     $  366,900     $ 51,400     $14,167,900

7. SUBSEQUENT EVENTS

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

SUSPENSION OF TRADING

In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. Nasdaq has not yet determined whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. On December 11, 2000 the Company received a letter from Nasdaq stating that the Company must be in compliance with all SEC filing by December 18, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the other financial information included in the Company's Form 10-K. This discussion contains forward-looking statements that include risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under the heading "Risk Factors" in Item 1 of the Company's Form 10-K filed on November 30, 2000. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

BUSINESS

Aspeon, Inc. ("Aspeon"), formerly known as Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Aspeon Solutions, Inc., a wholly-owned subsidiary, is an application service provider ("ASP") providing services which enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than individual computers. Aspeon Systems, a division of Aspeon, is a provider of integrated touchscreen computers and system integration services to the foodservice and retail industries. Aspeon's background as a developer of point of sale systems, communications solutions, and enterprise applications, has allowed the Company to gain contracts in the ASP market.

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

In April 1999, Aspeon acquired Dynamic Technologies, Inc and SB Holdings, Inc. (collectively "DTI"), a Philadelphia-based providers of hosted messaging, customer relationship management, and custom software solutions to a variety of customers in the Delaware Valley area including Aventis and Right Management. This acquisition served as the platform for Aspeon's ASP Services offering by providing application development, implementation, and support capabilities.

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

RESULTS OF OPERATIONS

The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended March 31, 2000 and 1998. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
1999

The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended March 31, 2000 and 1999. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated (fiscal 2000 amounts restated to reflect the adjustment described in Note 2):

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                               2000       1999
                                                                              ------     -----
         Revenues:
           POS Products                                                        70.8%      83.2%
           Solutions Services                                                  13.6       16.8
           ASP Services (1)                                                    15.6         -
                                                                              ------     -----
               Total revenues                                                 100.0      100.0
                                                                              ------     -----
         Cost of revenues:
           POS Products (2)                                                    75.6       70.8
           Solutions Services (2)                                             102.1       83.0
           ASP Services (1)(2)                                                 68.5          -
                                                                              ------     -----
              Total cost of revenues                                           78.1       72.9
                                                                              ------     -----

         Gross profit                                                          21.9       27.1
                                                                              ------     -----
         Operating expenses:
            Research and development                                            2.8        1.7
            Selling and marketing                                               9.9        5.2
           General and administrative                                          21.2       11.0
                                                                              ------     -----

         Total operating expenses                                              33.9       17.9
                                                                              ------     -----

         Income from operations                                               (12.0)       9.2

         Interest expense                                                      (1.0)      (1.0)
         Interest income                                                        0.3        0.3
         Other income                                                             -          -
         Income tax (expense) benefit                                           4.9       (3.1)
                                                                              ------     -----

         Net income                                                            (8.1)%      5.4%
                                                                              ======     =====

(1) ASP services for the three months ended March 31, 2000 includes approximately $250,000 and $165,000, respectively, of non-POS equipment related transactions, which are categorized within the ASP segment.

(2) Expressed as a percentage of related revenues, not of total revenues.

REVENUES - POS PRODUCTS. Revenues from POS Product sales decreased $3.8 million, or 21.9%, to $13.7 million for the three months ended March 31, 2000 compared to $17.5 million for the same period a year ago. As a percentage of total revenues, POS Product sales accounted for 70.8% and 83.2% for the three months ended March 31, 2000 and 1999, respectively. POS Products revenues during the quarter have been adversely impacted by an industry-wide slowdown for POS hardware units as a result of soft demand following the Year 2000 buildup.

REVENUES - SOLUTIONS SERVICES. Revenues from Solution Services decreased $0.9 million, or 24.5%, to $2.6 million for the three months ended March 31, 2000 compared to $3.5 million for the same period a year ago. As a percentage of total revenues, Solutions Services accounted for 13.6% and 16.8% for the three months ended March 31, 2000 and 1999, respectively. The decrease reflects the impact of one significant fiscal 1999 customer contract which ended in the first quarter of fiscal 2000, offset, in part, by one significant new customer contract acquired in the first quarter of fiscal 2000 for which deployment and installation services were provided.

REVENUES - ASP SERVICES. Revenues from ASP Services amounted to $3.0 million for the three months ended March 31, 2000. As a percentage of total revenues, ASP Services accounted for 15.6% for the three months ended March 31, 2000. ASP Services revenues reflect the impact of the Company's fiscal 1999 acquisition of DTI and its August 2000 acquisition of RCS.

GROSS PROFIT. Gross profit decreased 1.5 million, or 25.7%, to $4.2 million for the three months ended March 31, 2000 compared to gross profit of $5.7 million for the same period a year ago. The increase is comprised of the following:

                                 THREE MONTHS ENDED     INCREASE/
                                      MARCH 31,        (DECREASE)
                                  2000    1999           $       %
                                  ----    -----        -----   ------
                               (Dollars in Millions)
           POS Products           $3.3     $5.1        $(1.8)   (35.3)%
           Solution Services        -       0.6         (0.6)  (100.0)
           ASP Services            0.9       -           0.9       -

The decrease in gross profit from POS Products revenues is primarily attributable to lower product sales as described above offset, in part, by a larger proportion of POS Products sold at a higher gross profit directly to end users. The decrease in gross profit from Solutions Services is due primarily to lower margins associated with one significant customer contract obtained during fiscal 2000 offset, in part, by higher margins on certain consulting contracts during the quarter. Gross profit from ASP Services reflects costs associated with the acquired operations of DTI and RCS in April 1999 and August 1999, respectively.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.2 million, or 54.6%, to $0.5 million for the three months ended March 31, 2000 compared to $0.3 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 2.8% and 1.7% for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily attributable hardware development costs and activities associated with certain management reporting service applications.

SELLING AND MARKETING. Selling and marketing expenses increased $0.8 million, or 74.2%, to $1.9 million for the three months ended March 31, 2000 compared to $1.1 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to 9.9% and 5.2%, for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily attributable to ASP sales infrastructure costs, including payroll, benefits and travel coupled with tradeshow and advertising costs incurred to promote Javelin's Viper POS product and the new ASP Services business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $1.8 million, or 77.5%, to $4.1 million for the three months ended March 31, 2000 compared to $2.3 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 21.2% and 11.0%, for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily attributable to infrastructure costs, including payroll and related taxes, travel, rent and utilities associated with the ASP Services business, the full year impact of goodwill amortization associated with fiscal 1999 acquisitions and amortization associated with fiscal 2000 acquisitions.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 and 1999 remained consistent at approximately $200,000 primarily reflecting the amortization deferred financing costs.

INTEREST INCOME. Interest income increased $33,800 to $88,600 for the three months ended March 31, 2000 compared to $54,800 for the same period a year ago. The increase primarily reflects the impact of interest earned on invested proceeds from the Company's March 2000 preferred stock issuance.

INCOME TAXES. The Company had an income tax benefit of approximately $952,000 for the three months ended March 31, 2000 compared to a provision for federal, state and foreign income taxes of $665,000 for the same period a year ago. The income tax benefit results from the carry-back of certain losses incurred by the Company during the quarter.

NINE MONTHS ENDED MARCH 31, 2000 AS COMPARED TO NINE MONTHS ENDED MARCH 31,
1999

The following discussion sets forth the historical results of operations and financial condition of the Company for the nine months ended March 31, 2000 and 1999. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated (fiscal 2000 amounts restated to reflect the adjustments described in Note 2):

                                                                    NINE MONTHS ENDED
                                                                        MARCH 31,
                                                                    2000         1999
                                                                   ------       ------
         Revenues:
           POS Products                                             68.5%       83.1%
           Solutions Services                                       15.0        16.9
           ASP Services (1)                                         16.5           -
                                                                   ------      ------
               Total revenues                                      100.0       100.0
                                                                   ------      ------

         Cost of revenues:
           POS Products (2)                                         72.4         71.3
           Solutions Services (2)                                   88.1         79.9
           ASP Services (1)(2)                                      68.2            -
                                                                   ------      ------

              Total cost of revenues                                74.0         72.7
                                                                   ------      ------

         Gross profit                                               26.0         27.3
                                                                   ------      ------

         Operating expenses:
            Research and development                                 2.4          1.8
            Selling and marketing                                    8.9          4.9
            General and administrative                              14.2         12.6
                                                                   ------      ------

         Total operating expenses                                   25.5         19.3
                                                                   ------      ------

         Income from operations                                      0.5          8.0

         Interest expense                                           (0.7)        (1.3)
         Interest income                                             0.4          0.2
         Other income                                                  -            -
         Provision for income taxes                                    -         (2.7)
                                                                   ------      ------

         Net income                                                   0.2%        4.2%
                                                                   ======      ======

(1) ASP services for the nine months ended March 31, 2000 includes approximately $1.8 million and $1.6 million, respectively, of non-POS equipment related transactions, which are categorized within the ASP Services segment.

(2) Expressed as a percentage of related revenues, not of total revenues

REVENUES - POS PRODUCTS. Revenues from POS Product sales increased $0.6 million, or 1.4%, to $43.7 million for the nine months ended March 31, 2000 compared to $43.1 million for the same period a year ago. As a percentage of total revenues, POS Product sales accounted for 68.5% and 83.1% for the nine months ended March 31, 2000 and 1999, respectively. The increase reflects the continued maturation of the Company's indirect distribution channels and a net increase in POS unit sales in the Javelin division offset by the adverse impact of an industry-wide slowdown for POS hardware units as a result of soft demand following the Year 2000 buildup.

REVENUES - SOLUTIONS SERVICES. Revenues from Solution Services increased $0.8 million, or 9.2%, to $9.6 million for the nine months ended March 31, 2000 compared to $8.8 million for the same period a year ago. As a percentage of total revenues, Solutions Services accounted for 15.0% and 16.9% for the nine months ended March 31, 2000 and

1999, respectively. The increase reflects the impact of one significant new customer contract acquired in the first quarter of fiscal 2000 for which deployment and installation services were provided offset, in part, by one significant fiscal 1999 customer contract which ended in the first quarter of fiscal 2000.

REVENUES - ASP SERVICES. Revenues from ASP Services amounted to $10.5 million for the nine months ended March 31, 2000. As a percentage of total revenues, ASP Services accounted for 16.5% for the nine months ended March 31, 2000. ASP Services revenues reflect the impact of the Company's fiscal 1999 acquisition of DTI and August 2000 acquisition of RCS.

GROSS PROFIT. Gross profit increased 2.4 million, or 17.2%, to $16.5 million for the nine months ended March 31, 2000 compared to gross profit of $14.1 million for the same period a year ago. The increase is comprised of the following:

                                 NINE MONTHS ENDED        INCREASE/
                                     MARCH 31,           (DECREASE)
                                   2000    1999           $        %
                                   ----    ----          ---      ---
                              (Dollars in Millions)
           POS Products           $12.2   $12.4         $(0.2)    (1.6)%
           Solution Services      $ 1.1     1.8         $(0.7)   (38.9)%
           ASP Services           $ 3.3       -         $ 3.3        -

The decrease in gross profit from POS Products revenues are primarily attributable to a moderate increase in product sales for the period offset by the impact of increased fixed costs associated with payroll and related costs for domestic manufacturing personnel coupled with the fixed cost component of Javelin products. The decrease in gross profit from Solutions Services is primarily attributable to lower margins associated with one significant customer contract obtained during fiscal 2000 offset, in part, by higher margin consulting contracts. ASP Services gross margins reflect the impact of higher margin consulting engagements offset, in part, by fixed payroll and related costs associated with technical support and service employees.

RESEARCH AND DEVELOPMENT. Research and development expenses increased $0.6 million, or 63.47%, to $1.5 million for the nine months ended March 31, 2000 compared to $0.9 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 2.4% and 1.8% for the nine months ended March 31, 2000 and 1999, respectively. The increase is primarily attributable to additional development costs and activities relating to the design of new POS Products hardware certain management reporting service applications during the period.

SELLING AND MARKETING. Selling and marketing expenses increased $3.2 million, or 126.7%, to $5.7 million for the nine months ended March 31, 2000 compared to $2.5 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to 8.9% and 4.9%, for the nine months ended March 31, 2000 and 1999, respectively. The increase is primarily attributable to ASP sales infrastructure costs, including payroll, benefits and travel coupled with tradeshow and advertising costs incurred to promote Javelin's Viper POS product and the new ASP Services business.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased $2.6 million, or 38.9%, to $9.1 million for the nine months ended March 31, 2000 compared to $6.5 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 14.2% and 12.6%, for the nine months ended March 31, 2000 and 1999, respectively. The increase is primarily attributable to infrastructure costs, including payroll and related taxes, travel, rent and utilities associated with the ASP Services business, the full year impact of goodwill amortization associated with fiscal 1999 acquisitions and amortization associated with fiscal 2000 acquisitions.

INTEREST EXPENSE. Interest expense decreased $47,000 to $627,900 for the nine months ended March 31, 2000 compared with $674,900 for the same period a year ago. The decrease is due to the repayment of certain indebtedness during the first nine months of fiscal 2000.

INTEREST INCOME. Interest income increased $173,300 to $239,400 for the nine months ended March 31, 2000 compared to $66,100 for the same period a year ago. The increase primarily reflects the impact of interest earned on invested proceeds from the Company's February 1999 and March 2000 offering.

INCOME TAXES. The Company had an income tax benefit of approximately $37,000 for the nine months ended March 31, 2000 compared to a provision for federal, state and foreign income taxes of $1.4 million for the same period a year ago. The income tax benefit results from the carry-back of certain losses incurred by the Company during the quarter offset, in part, by an increase in income before income taxes from the Company's foreign subsidiaries which operate in jurisdictions with lower income tax rates than those in the United States

LIQUIDITY AND CAPITAL RESOURCES

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

Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at 2% over the U.K. Base rate (8.0%) at June 30, 2000). The credit facility was renewed in October 2000 and expires in August 2001. As of March 31, 2000, there were no borrowings outstanding under the line. At June 30, 2000, borrowings under the line amounted to $692,000 with approximately $1,108,000 available for future borrowings.

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

In October 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On October 11, 2000, Nasdaq sent a letter to the Company stating that that Company's Common Stock would be delisted from Nasdaq if the Company did not file its Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. The Form 10-K was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. On December 11, 2000 the Company received a letter from Nasdaq stating the Company must be in compliance with all SEC filings by December 18, 2000. No assurances can be given that the Company's Common Stock will be traded on Nasdaq or any other exchange or market at any time in the future. If the Company's Common Stock does not trade on any exchange or market in the future, then stockholders of the Company may lose their investment in the Company and it will be more difficult for the Company to raise funds in the future through the issuance of capital stock.

As of March 31, 2000, the Company had cash and cash equivalents of $1.4 million and working capital of $34.7 million. As of September 30, 2000, the Company had cash and cash equivalents of approximately $3.3 million.

Cash used in operating activities for the nine months ended March 31, 2000 amounted to $0.6 million and consisted primarily of increases in inventories and income taxes payable and decrease in trade accounts payable. Cash used in investing activities for the nine months ended March 31, 2000 amounted to $3.6 million and consisted primarily of cash used to acquire equipment and the outstanding common stock of RCS and Monument Software. Cash provided by financing activities for the nine months ended March 31, 2000 amounted to $10.1 million and consisted primarily of the proceeds from the issuance of preferred stock completed in March 2000. Cash used in operating activities for the year ended June 30, 2000 amounted to approximately $2.1 million and was primarily attributable to the use of cash to fund the Company's net loss and inventory. This was partially offset by an increase in accounts payable and accrued expenses. Cash used in investing activities for the year ended June 30, 2000 amounted to approximately $5.5 million and consisted primarily of cash used to acquire the outstanding common stock of RCS and Monument, payment of various earn-out provisions associated with acquired businesses and the purchase of equipment. Cash provided by financing activities for the year ended June 30, 2000 amounted to approximately $11.1 million and consisted primarily of the gross proceeds from the issuance of $10.0 million of Preferred Stock in March 2000. Proceeds from the Preferred Stock have been used primarily to acquire Monument, settle future contingent payments associated with RCS, hire management and staff personnel, expand corporate facilities and fund ASP Services operations.

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

NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will become effective for the Company in fiscal 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its reported consolidated financial condition or results of operations.

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

                                           ASPEON, INC.

December 18, 2000                          /s/ Richard P. Stack
----------------------                     -----------------------------------
           Date                            Richard P. Stack
                                           Chief Executive Officer and President



December 18, 2000                          /s/ Edmund Brooks
----------------------                     -----------------------------------
            Date                           Edmund Brooks
                                           Chief Executive Officer of
                                           Javelin Systems

                                  EXHIBIT INDEX

27.1 Financial Data Schedule in accordance with Article 5 of Regulation S-X.