Form 10-Q
period 2000-09-30
ASPEON INC
filed 2001-06-27
CIK 1021917

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-21477

ASPEON, INC.
(Exact Name of registrant as specified in Its charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	52-1945748 (I.R.S. Employer Identification No.)

17891 CARTWRIGHT ROAD
IRVINE, CALIFORNIA 92614
(Address of Principal Executive Offices) (Zip Code)

(949) 440-8000
(Issuer's Telephone Number, Including Area code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    As of June 7, 2001, 9,436,215 shares of the Registrant's common stock, par value $.01 per share, were outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASPEON, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2000	June 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,055,700	$8,853,200
Investments	749,900	1,025,200
Accounts receivable, net	13,034,300	12,856,000
Inventories, net	16,709,900	20,666,300
Income taxes receivable	2,588,700	2,713,700
Prepaid expenses and other current assets	1,048,300	1,955,600

Total current assets	37,186,800	48,070,000
Property and equipment, net	5,560,800	5,525,900
Goodwill, net	18,554,500	36,627,700
Other intangible assets	—	782,200
Other assets, net	1,041,400	777,700

Total assets	$62,343,500	$91,783,500

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$3,347,400	$3,189,000
Accounts payable	8,948,700	10,598,600
Accrued expenses	4,513,500	7,249,200
Current maturities of long-term debt	1,015,100	1,037,600
Purchase price payable for acquisitions	2,551,200	—
Customer deposits	438,000	1,226,900
Deferred revenues-current	2,098,000	1,545,900

Total current liabilities	22,911,900	24,847,200

Long-term debt, net of current portion	521,100	305,200
Purchase price payable for acquisitions	—	1,868,200
Other	361,300	277,400

Total liabilities	23,794,300	27,298,000

Mandatorily redeemable Series A preferred stock, $0.01 par value, 10,000 authorized, 9,850 and 10,000 issued and outstanding at September 30, 2000 and June 30, 2000, respectively (liquidation value of $9,999,800)	6,397,000	6,042,100
Mandatorily redeemable warrants	3,426,600	3,426,600
Mandatorily redeemable minority interest warrants	—	867,300

	9,823,600	10,336,000

Stockholders' equity:
Preferred stock, $0.01 par value, 990,000 authorized (1,000,000 authorized, net of 10,000 designated as mandatorily redeemable stock); none issued and outstanding	—	—
Common stock, $0.01 par value: 20,000,000 authorized; 9,436,215 and 9,383,161 issued and outstanding	94,400	93,800
Additional paid in capital	65,143,600	65,049,500
Accumulated deficit	(35,465,200)	(10,025,900)
Accumulated other comprehensive loss	(1,047,200)	(967,900)

Total stockholders' equity	28,725,600	54,149,500

Total liabilities, mandatorily redeemable securities, and stockholders' equity	$62,343,500	$91,783,500

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2000	1999
Revenues:
Products	$13,310,400	$13,188,200
Services	6,314,700	6,777,200

Total revenues	19,625,100	19,965,400

Cost of revenues:
Products	12,018,500	9,449,100
Services	5,021,000	5,167,800

Total cost of revenues	17,039,500	14,616,900

Gross profit	2,585,600	5,348,500

Operating expenses:
Research and development	333,400	469,100
Selling and marketing	1,976,300	1,732,100
General and administrative	8,307,400	2,267,700
Impairment charge	17,366,000	—

Total operating expenses	27,983,100	4,468,900

Income (loss) from operations	(25,397,500)	879,600
Interest expense	(253,900)	(229,700)
Interest income	137,500	79,600

Income (loss) before income taxes and cumulative effect of accounting change	(25,513,900)	729,500
Income tax expense	(57,500)	(284,500)

Income (loss) before cumulative effect of accounting change	(25,571,400)	445,000
Cumulative effect of accounting change (net of income taxes of $0)	817,600	—

Net income (loss)	(24,753,800)	445,000
Accretion of mandatorily redeemable Series A preferred stock discount and dividends	(685,500)	—

Net income (loss) available to common stockholders	$(25,439,300)	$445,000

Basic income (loss) per share:
Before cumulative effect of accounting change	$(2.79)	$0.05
Cumulative effect of accounting change	0.09	—

Net income (loss)	$(2.70)	$0.05

Diluted income (loss) per share:
Before cumulative effect of accounting change	$(2.79)	$0.05
Cumulative effect of accounting change	0.09	—

Net income (loss)	$(2.70)	$0.05

Shares used in computing income (loss) per common share:
Basic	9,401,435	8,893,432

Diluted	9,401,435	9,174,443

Other comprehensive income (loss) and its components consist of the following:
Net income (loss)	$(24,753,800)	$445,000
Foreign currency translation adjustment, net of tax	(79,300)	100,600

Comprehensive income (loss)	$(24,833,100)	$545,600

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(24,753,800)	$445,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Cumulative effect of accounting change	(817,600)	—
Depreciation and amortization	1,565,500	939,800
Warrant valuation adjustment	(137,800)	—
Amortization of deferred stock-based compensation	83,200	6,700
Impairment charge	17,366,000	—
Write-off of assets	291,400	—
Net change in allowance accounts	2,862,600	(156,200)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,771,800)	(1,711,800)
Inventories	2,687,300	(699,300)
Income taxes receivable	125,000	—
Prepaid and other current assets	601,300	(284,800)
Other assets	(297,800)	46,400
Accounts payable	(1,649,900)	1,612,000
Accrued expenses and other liabilities	(2,052,000)	(427,500)
Income taxes payable	—	(324,800)
Customer deposits	(788,900)	(230,000)
Deferred revenues	552,100	247,200

Net cash used in operating activities	(6,135,200)	(537,300)

INVESTING ACTIVITIES
Purchase of equipment	(336,900)	(626,400)
Cash paid for purchased businesses	—	(3,759,100)
Proceeds from the sales of securities	275,300	2,877,200
Notes advanced to related parties	(400,000)	—
Repayment of notes due from related parties	706,000	—

Net cash provided by (used in) investing activities	244,400	(1,508,300)

FINANCING ACTIVITIES
Net borrowings under lines of credit	158,400	820,300
Repayment of notes payable	(75,000)	(174,800)
Principal payments on capital leases	(61,400)	—
Preferred stock dividend paid	(150,000)	—
Exercise of stock options	—	68,500

Net cash (used in) provided by financing activities	(128,000)	714,000
Effect of exchange rate changes on cash	221,300	100,600

Net decrease in cash and cash equivalents	(5,797,500)	(1,231,000)
Cash and cash equivalents at beginning of period	8,853,200	5,641,500

Cash and cash equivalents at end of period	$3,055,700	$4,410,500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$—	$750,000

Interest paid	$253,900	$131,200

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

    Issuance of the Company's common stock for shares of mandatorily redeemable Series A preferred stock converted during the period—Note 5.

    Accrued but unpaid dividends on mandatorily redeemable Series A preferred stock—Note 4.

    Accretion of mandatorily redeemable Series A Preferred Stock—note 4.

    Capital leases obligations of $329,800 were executed during the three months ended September 30, 2000, for certain office and computer equipment.

ASPEON, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid In Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE, JUNE 30, 2000	9,383,161	$93,800	$65,049,500	$(10,025,900)	$(967,900)	$54,149,500
Conversion of mandatorily redeemable preferred stock	53,054	600	94,100	—	—	94,700
Accretion of mandatorily redeemable preferred stock discount and dividends	—	—		(685,500)	—	(685,500)
Comprehensive loss	—	—	—	(24,753,800)	(79,300)	(24,833,100)

BALANCE, SEPTEMBER 30, 2000	9,436,215	$94,400	$65,143,600	$(35,465,200)	$(1,047,200)	$28,725,600

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(UNAUDITED)

1.  GENERAL

    Aspeon, Inc. ("Aspeon" or the "Company"), formerly known as Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Javelin Systems, a division of Aspeon, is a provider of integrated touchscreen computers and system integration services to the foodservice and retail industries. Through subsidiary corporations, Aspeon operates as an application service provider ("ASP") providing services which enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than individual computers.

    The Company has the following subsidiaries, all wholly owned:

Posnet Computers, Inc. ("Posnet")	Acquired December 1997
CCI Group, Inc. ("CCI")	Acquired December 1997
Javelin Systems (Europe) Limited ("Javelin Europe") (UK)	Established March 1998
Javelin Systems International Pte Ltd. ("Javelin Asia") (Singapore)	Established March 1998
Javelin Systems Australia Pty Limited ("Javelin Australia")	Established April 1998
Aspact IT Services (Singapore) Pte Ltd. ("Aspact")	Acquired by Javelin Asia May 1998, sold August 2000 (Note 7)
Javelin Holdings International Limited(UK) (formerly RGB Trinet Limited ("RGB"))	Acquired November 1998
Jade Communications Limited ("Jade") (UK)	Acquired November 1998 by RGB
Dynamic Technologies, Inc. ("DTI")	Acquired April 1999, assets sold March 2001
Restaurant Consulting Services, Inc. ("RCS")	Acquired August 1999
Aspeon Solutions, Inc. ("Solutions")	Established February 2000
Teneo Limited ("Teneo") (UK)	Established March 2000 by RGB, sold March 2001
Monument Software Corporation ("Monument")	Acquired March 2000

    Posnet and CCI provide full turnkey systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

    The three international subsidiaries Javelin Europe, Javelin Asia, and Javelin Australia were formed to expand the Company's sales and distribution channels in the international marketplace.

    Aspact is headquartered in Singapore and provides consulting and system integration services.

    RGB and Jade are headquartered in England and provide complementary Wide Area Networking products and services primarily to large retail, hospitality, and telecommunications companies.

    DTI provided custom Internet/intranet software and services. At the time of DTI's acquisition, SB Holdings, Inc., a shareholder of DTI, was also acquired.

    RCS implements, operates and supports packaged software applications for the restaurant industry.

    Teneo was formed by Jade to develop the wide area networks market.

    Monument specializes in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials.

    Hereinafter, Aspeon and its subsidiaries are referred to as the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The unaudited consolidated financial statements include the accounts of Aspeon and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of the Company's management, all adjustments necessary for a fair presentation of the accompanying unaudited consolidated financial statements are reflected herein. All such adjustments are normal and recurring in nature with the exception of the impairment of goodwill. Interim results are not necessarily indicative of the results for the full year or for any future interim periods. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed with the SEC.

LIQUIDITY AND CAPITAL RESOURCES

    The Company sustained significant losses during the year ended June 30, 2000 and the three months ended September 30, 2000, and has experienced negative cash flows from operations since its inception. At September 30, 2000, the Company's balance of cash and cash equivalents and of short-term investments was $3,055,700 and $749,900, respectively, compared to $8,853,200 and $1,025,200 at June 30, 2000. At June 30, 2000, the Company was in default of certain covenants related to its credit facility (Note 4). In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65% and limiting outstanding borrowings to approximately $3,538,000. The credit facility expired in June 2001. In October 2000, the Company received a notice of default from its Preferred Stockholder, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see Note 4). The Company is also delinquent in the payments of various of its trade payables. These matters, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

    The Company's continued existence is dependent upon, among other factors, the Company's ability to return to profitability, the continued forbearance of the Company's lenders and creditors, the successful renegotiation of the terms of its Preferred Stock, the outcome of litigation filed against the Company, which alleges violations of the federal securities laws (Note 9), and the Company's ability to raise funds from additional debt and/or capital. Management has reduced its workforce and plans to further reduce expenditures. Management believes that such reductions, the securing of a new working capital borrowing facility, and funds expected to be generated from operations, will be sufficient to meet its expected short-term needs for working capital, exclusive of any obligation to redeem the Company's preferred stock as discussed in note 5. However, there can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital, that the Company will successfully renegotiate the terms of its Preferred Stock, or that the outcome of the litigation will not have a material adverse impact on the Company's operations. Accordingly, management intends to obtain additional debt or private equity financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

    These unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

RESERVES

    The Company retained reserves for doubtful accounts receivable totaling $2,027,100 (September 30, 2000) and $433,600 (June 30, 2000). In addition, the Company retained reserves for obsolete inventory totaling $2,333,000 (September 30, 2000) and $1,063,900 (June 30, 2000).

INVENTORIES

    Inventories at September 30, 2000 and June 30, 2000 consist primarily of point of sale computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

	September 30, 2000	June 30, 2000
Raw materials	$7,408,900	$7,506,400
Work-in-process	331,800	110,400
Finished goods	8,969,200	13,049,500

	$16,709,900	$20,666,300

INTANGIBLE ASSETS

    Excess of cost over net assets of purchased businesses ("goodwill") represents the excess of purchase price over the fair value of the net assets of acquired businesses. For the acquisitions of Posnet, CCI, Aspact, RGB, Jade, RCS and Monument, the excess was allocated entirely to goodwill. Management determined that for these acquired companies, there were no other identifiable intangible assets that would require an allocation of the purchase price. Goodwill is stated at cost and is amortized on a straight-line basis over periods ranging from three to 25 years. Other intangible assets include the estimated value associated with a non-compete agreement, workforce and software acquired in the acquisition of DTI. These items are being amortized on a straight-line basis over periods ranging from two to ten years.

    The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over the remaining lives can be recovered through projected undiscounted cash flows of the related operations. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. At September 30, 2000, the Company recorded an impairment charge of $17,366,000. The provision includes charges for the write-off of $16,624,600 of goodwill associated with the DTI and Monument acquisitions and the write-off of the remaining $741,400 balance of other intangible assets.

ACCRUED SEVERANCE COSTS

    Included in accrued expenses as of June 30, 2000 is $3,900,000 of severance costs for nine senior management personnel terminated in June 2000. Such costs include payroll and related expenses, health benefits and $2,500,000 associated with the settlement of future contingent payments with the selling shareholder of RCS. The termination agreements provided for the extension of the exercise period to twenty-four months for previously granted stock options. The fair market value of the underlying common stock on the date the stock options were modified was less than the exercise price; accordingly, there was no impact to the consolidated statements of operations. In addition, the Company entered into consulting agreements with five of the terminated employees, in which a total of 200,000 Aspeon, Inc. stock options were granted with vesting periods of twenty-four months. The impact of these stock options to the consolidated financial statements was not material.

    As of the quarter ended September 30, 2000, the remaining balance of severance costs included in accrued expenses is $711,000 which reflects the remaining costs associated with agreements entered into prior to June 30, 2000 of about $571,000 and the additional accrual related to one agreement entered into with one senior manager during the three months ended September 30, 2000 of $140,000. The severance costs for the agreement entered into during the three months ended September 30, 2000 include payroll, related expenses and health benefits. The termination agreement provided for the extension of the exercise period to 90 days for previously granted stock options. The fair market value of the underlying common stock on the date the stock options were modified was less than the exercise price; accordingly, there was no impact to the consolidated statements of operations.

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of common shares outstanding. Diluted earnings per share is based on the weighted average number of shares of common stock outstanding adjusted for the effects of potential issuances of common shares, if dilutive. Potential common shares include incremental shares of common stock issuable on the exercise of stock options, warrants and convertible preferred stock.

    A reconciliation of basic and diluted net income (loss) per common share for the three months ended September 30, 2000 and 1999 is as follows:

	Three Months Ended September 30, 2000		Three Months Ended September 30, 1999
	Basic	Diluted	Basic	Diluted
Net income (loss) available to common stockholders	$(25,439,300)	$(25,439,300)	$445,000	$445,000

Weighted average common shares outstanding available to common stockholders	9,401,435	9,401,435	8,893,432	8,893,432
Potential common shares for the exercise of stock options	—	—	—	281,011

Diluted weighted average common shares outstanding	9,401,435	9,401,435	8,893,432	9,174,443

Net income (loss) per common share	$(2.70)	$(2.70)	$.05	$.05

    For the three months ended September 30, 2000 there was no difference between basic and diluted net loss per common share, as the Company incurred a net loss for the period. Net loss per common share for the three months ended September 30, 2000 was computed by dividing net loss available to common stockholders by weighted average number of shares outstanding. Due to the net loss incurred by the Company for the three months ended September 30, 2000, there were approximately 4.5 million Aspeon, Inc. stock options, 0.6 million Aspeon, Inc. warrants, and 1.9 million shares of Aspeon, Inc. stock issuable upon the potential conversion of mandatorily redeemable preferred stock, which are not included in the computation of diluted net loss per share, as their impact would be anti-dilutive.

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

ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

    Effective July 1, 2000, the Company adopted SFAS No. 133, which establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the consolidated balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    At July 1, 2000 and September 30, 2000, the Company had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. The Company issued these derivatives as an incentive to the preferred stockholder to execute the transaction on March 8, 2000 discussed in Note 5. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $2,600 at March 8, 2000, June 30, 2000 and September 30, 2000, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and September 30, 2000, respectively. The Company does not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, the Company has no derivatives designated as hedging instruments.

    The Company recorded a pre- and after-tax reduction to loss of $817,600 for the cumulative effect at July 1, 2000 for the adoption of SFAS No. 133. For the three months ended September 30, 2000, derivative gains of $133,000 are included in other income.

    The mandatorily redeemable minority interest warrants were valued using the Black-Scholes option pricing model with the following assumptions:

	March 8, 2000	June 30, 2000	September 30, 2000
Risk free interest rate	6.6%	6.2%	5.9%
Dividend yield	None	None	None
Volatility	84.0%	107.0%	130.0%
Term	6 years	5.7 years	5.4 years
Exercise price	$5.00	$5.00	$5.00

    The mandatory redemption option was valued using the Black-Scholes option pricing model with the following assumptions:

	March 8, 2000	June 30, 2000	September 30, 2000
Risk free interest rate	6.5%	6.4%	—
Dividend yield	None	None	None
Volatility	82.0%	92.0%	—
Term	2 years	2 years	—
Exercise price	$20.00	$20.00	$20.00

    At September 30, 2000 the mandatory redemption option was valued at zero because a mandatory redemption event was virtually certain.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission staff (the "staff"), which summarizes the staff's views on selected revenue recognition issues based upon existing generally accepted accounting principles. The statements in the staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company's adoption of SAB 101 did not have a material impact on the consolidated results of operations or financial position of the Company.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.

    In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The adoption of the EITF did not have a material impact to the consolidated results of operations or financial position of the Company.

3.  LINES OF CREDIT AND LONG TERM DEBT

    At September 30, 2000, the Company had borrowings outstanding under a domestic line of credit facility and term loan amounting to $2,714,900 and $825,000 respectively. Furthermore, the Company has borrowings under capital equipment leases with principal balances outstanding at September 30, 2000 totaling $711,200.

    These credit facilities contain certain restrictive monthly financial and non-financial covenants (e.g., limitation on capital expenditures and indebtedness, etc.). Among other covenants, the Company is required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, the Company was in default of certain covenants. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, and accruing interest on the term loan at the default rate of 15.65%. The term loan was repaid in full in December 2000. At that time, the revolving line of credit facility was limited to aggregate borrowings, which at no time was to exceed $3,538,000.

    Since November 2000, additional events of default have occurred under the loan agreement. In March 2001, the Company obtained from the lender a forbearance from exercising its rights and remedies in terms of the credit facility to allow the Company to obtain financing sufficient to fully repay its obligations. Terms of the forbearance agreement provide aggregate outstanding principal be limited to the lesser of $1,375,000 less any loan reserves or the sum of:

  i)
  an amount equal to 80% of the Company's net eligible receivables; plus

  ii)
  an amount not to exceed the lesser of:

  A)
  50% of the value of the Company's eligible inventory, calculated at the lower of cost or market value and determined on the FIFO basis; or

  B)
  $675,000 provided that, commencing on March 19, 2001, and on the first day of each week thereafter such amount shall be reduced by $50,000 per week; less

  iii)
  any Loan Reserves.

    Interest on the outstanding obligations accrued at the default interest rate of 13.25% per annum as of September 30, 2000.

    In accordance with the March 2001 forbearance agreement, the revolving line of credit facility principal balance reduced on a weekly scheduled basis until expiration of the loan agreement on June 8, 2001. On May 14, 2001, the line of credit facility was repaid in full.

    In May 2001, the Company signed a letter of intent for a proposed secured discretionary credit facility not to exceed $2,300,000. The availability of such a facility is subject to the successful completion of due diligence procedures by the proposed lender and the negotiation and execution of related loan documents.

    Jade has a line of credit facility of approximately $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.7% at September 30, 2000). The credit facility was renewed in October 2000 and expires in August 2001. At September 30, 2000, borrowings under the line amounted to approximately $600,000. Availability under the line at September 30, 2000 totaled $1.2 million. Borrowings under the line are restricted to the operations of Jade and may not be used to support other operations of the Company.

    In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bears interest at 1.75% over the lenders Base Rate. This facility expires in August 2001. Borrowings under the line are restricted to the operations of Javelin Europe and may not be used to support other operations of the Company.

    In July, 2001, Javelin Australia expects to conclude a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility is cancelable on 30 days notice by either party. The agreement provides for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line are restricted to the operations of Javelin Australia and may not be used to support other operations of the Company.

4.  MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK

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

    The net proceeds from the issuance of the Preferred Stock were allocated based on the relative fair values of each equity instrument using an independent valuation as follows:

Preferred Stock	$5,274,500
Warrants, Aspeon, Inc.	3,426,600
Warrants, Aspeon Solutions	867,300

Total net proceeds	$9,568,400

    The Preferred Stock conversion price was less than the market value of the Company's common stock on the date of issuance; accordingly, the Company recorded a beneficial conversion feature equal to the difference between the conversion price and the fair value of the common stock, multiplied by the number of shares into which the Preferred Stock is convertible (intrinsic value). The resultant value was limited to the amount allocated to the Preferred Stock of $5,274,500 and was charged to retained earnings, to the extent available, and paid in capital on the issuance date, and increased the net loss available to common stockholders. The Preferred Stock discount that resulted from the allocation of the net proceeds to the other equity instruments issued is being accreted over the minimum period from the date of issuance to the date on which the Preferred Stock can first be redeemed at the Company's initiative (March 2002), and has increased the net loss available to common stockholders by $537,600 for the three months ended September 30, 2000.

    The holders of the Preferred Stock ("Preferred Stockholders") have the following rights: i) the right of first offer for the subsequent sale of equity securities by the Company through March 2001, ii) the right to exchange Preferred Stock for equity securities subsequently issued by the Company, through September 2001, iii) the option to exchange the Preferred Stock for shares of the preferred stock of Aspeon Solutions following an initial public offering of that company and based on the trading volume of the company's common stock, as defined, and iv) registration rights for the shares of common stock issuable upon the conversion of the Preferred Stock.

    The Preferred Stock also contains the following preferences: i) cumulative dividends at an annual rate of 6%, payable quarterly in cash or common stock at the option of the Company commencing in April 2000, ii) liquidation preference equal to the original issuance price plus unpaid dividends, iii) conversion into common stock at any time after March 2000 at a conversion price equal to the lower of (a) $16.00 or (b) the average of the three lowest closing bid prices of the Company's common stock during the 10 day period prior to the conversion, in either case subject to a maximum number of shares of common stock which may be issued upon conversion of the Preferred Stock, which maximum initially was set at 1,250,000 shares and which is subject to adjustments, iv) redemption of the Preferred Stock by the Company in March 2002 at the original issuance price ($1,000 per share) plus unpaid dividends, or at the option of the Company if certain conditions remain satisfied, as defined, in shares of common stock, and v) mandatory redemption if certain events occur, as defined, at a redemption price equal to the greater of (a) the aggregate value of the Preferred Stock being redeemed multiplied by one hundred and twenty-five percent (125%) and (b) an amount determined by dividing the aggregate value of the Preferred Shares being redeemed by the conversion price in effect on the mandatory redemption date and multiplying the resulting quotient by the average closing trade price for the Common Stock on the five (5) trading days immediately preceding (but not including) the mandatory redemption date.

    During the quarter ended September 30, 2000, the Company paid $150,000 in dividends to the Preferred Stockholders. As of September 30, 2000, the Company has accrued dividends of $147,900 that have been recorded as an increase to the Preferred Stock carrying value.

    The components of the accretion of manditorily redeemable preferred stock discount and dividends included in the statement of stockholders' equity for the three months ended September 30, 2000 are as follows:

Discount accretion	$537,600
Dividend recordation	147,900

$685,500

NOTICE OF DEFAULT

    In October 2000, a notice of default was received from the Preferred Stockholders due to the Company's failure to timely file its Form 10-K and the suspension of trading of the Company's common stock by Nasdaq. In accordance with the provisions of certain agreements related to the Preferred Stock the Company is required to pay the lesser of 1.5% or the highest rate allowed by applicable law, of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which defaults remain in connection with the Preferred Stock (approximately $147,800 per month). As a result of the defaults not being cured within ten days of the default notice, the conversion price of the Preferred Stock was reduced and the Preferred Stockholder had the right to require the Company to redeem the Preferred Stock.

    In January 2001, the Preferred Stockholders served the Company with a mandatory redemption notice in accordance with the terms of the Preferred Stock since the Company's Common Stock was no longer listed on the Nasdaq National Market or the New York Stock Exchange. As of the filing of this Form 10-Q, the Company has not complied with the redemption demand and continues to hold discussions with the holder of the Preferred Stock.

    The terms of the Preferred Stock provide that until the redemption price is paid, the redemption price shall earn interest at a rate equal to the lower of 24% per annum or the highest rate permitted by applicable law. At March 31, 2001, the approximate redemption value for the Preferred Stock was $13,267,400, including interest at the rate of 24% per annum. The holder of the Preferred Stock may elect by delivering written notice to the Company ("Election Notice") to regain its rights as a holder of the Preferred Stock. If the holder of the Preferred Stock delivers to the Company an Election Notice, then the conversion price for the Preferred Stock will be reduced by 1% for each day after February 9, 2001 that the Company failed to pay the redemption price, until the day that the Election Notice is delivered to the Company; provided that the conversion price may not be reduced by more than 50%. As of June 21, 2001, the Preferred Stockholder has not delivered to the Company an Election Notice, and therefore, the conversion price in effect on the date of conversion of the Preferred Stock, if converted, will be reduced by 50%. The terms of the Preferred Stock provided that the maximum number of shares of common stock which may be issued upon the conversion of the Preferred Stock initially was set at 1,250,000 shares (subject to certain adjustments); provided that such amount would be increased in proportion to any decrease in the conversion price resulting from a redemption default. Accordingly, as a result of the redemption default, the 1,250,000 share limitation has been increased to 1,875,000 shares. Shares of Preferred Stock not converted into shares of common stock prior to the March 2002 maturity date of the Preferred Stock would be required to be redeemed on such maturity date.

    In January 2001, the Preferred Stockholder served the Company with a Mandatory Redemption Notice in accordance with the terms of the Series A Convertible Preferred Stock since the Company's Common stock was no longer listed on the Nasdaq National Market or the New York Stock Exchange.

    The Company does not have sufficient funds to pay the redemption price for the Preferred Stock. Management is optimistic that a satisfactory settlement agreement will be reached with the holder of the Preferred Stock, but there can be no assurances to that effect.

    Consequently, in October 2000, the Company accreted the mandatory redeemable preferred stock by $3,600,800 (discount accretion to stated face value) and $2,462,400 (premium on mandatory redemption accretion) to reflect the mandatory redemption value of $12,312,500. The mandatory redeemable preferred stock was classified as a current liability as a result of the default.

5.  STOCKHOLDERS' EQUITY

COMMON STOCK

    In August 2000, 150 shares of Preferred Stock plus accrued and unpaid dividends were converted into 53,054 shares of the Company's common stock valued at $94,700 (Note 4).

STOCK OPTIONS

Aspeon, Inc.

    The following stock option activity occurred during the quarter ended September 30, 2000:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,336,967	$8.11
Granted	2,861,800	4.08
Exercised	—	—
Canceled	(671,393)	4.03

Options outstanding, end of period	4,527,374	$6.17

    The above stock options were granted to employees of the Company at or above the fair market value of the Company's common stock at grant date. Consequently, according to APB 25 no compensation expense was booked for the three months ended September 30, 2000 in connection with the grant of options.

ASPEON SOLUTIONS, INC. (a wholly-owned subsidiary)

    The following option activity occurred during the quarter ended September 30, 2000:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,593,389	$1.52
Granted	455,500	5.00
Exercised	—	—
Canceled	(250)	4.00

Options outstanding, end of period	3,048,639	$2.04

    The above stock options were granted to employees of the Company at or above the fair market value of the Company's common stock at grant date. Consequently, according to APB 25 no compensation expense was booked for the three months ended September 30, 2000 in connection with the grant of options.

6.  RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE FROM RELATED PARTIES

    In August and September 1999, the Company executed two notes receivable with directors of the Company in the amounts of $116,000 and $80,000. These notes bear interest at 6.0% per annum. The $116,000 note receivable principal balance and accrued interest is due in August 2002 and is secured by a pledge of 39,000 shares of common stock in an entity other than the Company. The $80,000 note receivable is payable upon the sooner of: (a) the director's exercise of options to purchase 30,000 shares of the Company's common stock used as collateral for the loan or (b) September 2002. At

September 30, 2000, $196,000 was outstanding on the notes receivable to the Company. The principal and the interest of the $80,000 note was paid in full in November 2000.

    In April and August 2000, the Company executed a $300,000 unsecured and $400,000 secured note receivable (collectively the "Notes") with its CEO. The $400,000 note was collateralized by certain assets of the CEO and both notes bore interest at the rate of 6.6% annum. The principal and interest of the notes were paid in full in September 2000.

SALE OF CERTAIN ASSETS OF DTI

    On March 1, 2001, the Company completed the sale of the consulting contracts and certain of the fixed assets of its Dynamic Technologies, Inc. (DTI) subsidiary to a company controlled by DTI's former owners and certain shareholders of the Company, for a purchase price of $900,000 and the return for cancellation of 200,000 of the Company's Common Shares valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the quarter ended March 31, 2001.

SALE OF ASPACT

    In August 2000, the Company executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000, which is reflected in other assets in the consolidated balance sheet, is payable to the Company in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized for the three months ended September 30, 2000. In the event the Purchaser consummates an initial public offering or disposes of all or substantially all of Aspact's common stock, the Purchaser will be required to pay: a) the unpaid balance of the initial consideration and b) 50% of the net proceeds received from the initial public offering less the amount paid under a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of the Company.

SALE OF TENEO

    In February 2001, the Company's subsidiary, RGB, sold its interest in Teneo Limited to employees of Teneo for the consideration of a $350,000 note which is reflected in other assets in the consolidated balance sheet. Consequently a gain on sale of $432,000 was recognized during the quarter ended March 31, 2001.

7.  SEGMENT REPORTING

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

    The table below presents information about reportable segments as of and for the quarters ended September 30, 2000 and 1999:

	POS Products	Solution Services	ASP Services	Total
2000
Revenues	$12,465,100	$7,243,700	$2,942,900	$22,651,700
Net loss	$(3,884,100)	$(1,062,800)	$(19,469,000)	$(24,415,900)
Total assets	$44,937,900	$12,626,200	$4,779,400	$62,343,500
	POS Products	Solution Services	ASP Services	Total
1999
Revenues	$13,264,100	$5,326,200	$3,901,900	$22,492,200
Net income (loss)	$531,400	$(228,400)	$296,700	$599,700
Total assets	$72,185,600	$14,899,000	$4,698,900	$91,783,500

    A reconciliation of total segment revenues to total consolidated revenues and of total segment net income (loss) to total consolidated net income (loss) for the quarters ended September 30, 2000 and 1999 are as follows:

	2000	1999
Revenues:
Total segment revenues	$22,651,700	$22,492,200
Elimination of inter-segment revenues	(3,026,600)	(2,526,800)

Consolidated revenues	$19,625,100	$19,965,400

Net income (loss):
Total segment net income (loss)	$(24,415,900)	$599,700
Elimination of inter-segment gross profit, net of income taxes	(138,600)	82,800
Elimination of non-segment expenses, net of income taxes	(199,300)	(237,500)

Consolidated net income (loss)	$(24,753,800)	$445,000

    Specified items included in segment profit/loss for the quarters ended September 30, 2000 and 1999:

	POS Products	Solution Services	ASP Services	Total
2000
Interest expense	$(219,100)	$(28,300)	$(6,500)	$(253,900)
Interest income	$117,700	$13,300	$6,500	$137,500
Depreciation and amortization expense	$(262,200)	$(264,000)	$(1,039,300)	$(1,565,500)
Impairment charges	$—	$—	$(17,366,000)	$(17,366,000)
Income tax expense	$76,000	$(133,500)	$—	$(57,500)
Expenditures for additions to long-lived assets	$(57,800)	$(42,800)	$(236,300)	$(336,900)
1999
Interest expense	$(229,000)	$—	$(700)	$(229,700)
Interest income	$86,000	$(6,400)	$—	$79,600
Depreciation and amortization expense	$(200,300)	$(238,900)	$(500,600)	$(939,800)
Income tax expense	$(53,900)	$(52,100)	$(178,500)	$(284,500)
Expenditures for additions to long-lived assets	$(428,100)	$(46,100)	$(3,911,300)	$(4,385,500)

    Revenues and long-lived asset information by geographic area as of and for the quarters ended September 30, 2000 and 1999:

	United States	Europe	Asia	Australia	Total
2000
Revenues	$13,466,600	$5,146,400	$224,100	$788,000	$19,625,100
Long-lived assets	$5,381,300	$270,500	$912,000	$38,400	$6,602,200
	United States	Europe	Asia	Australia	Total
1999
Revenues	$13,069,200	$5,920,500	$423,000	$552,700	$19,965,400
Long-lived assets	$3,722,300	$341,900	$942,000	$138,400	$5,144,600

8.  SUSPENSION OF TRADING AND DELISTING

    In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. Effective as of January 4, 2001, the Company's Common Stock was delisted from the Nasdaq and has traded since that time on the Pink Sheets under the symbol ASPE.

9.  COMMITMENTS AND CONTINGENCIES

LITIGATION

    In October 1999, the Company and two former officers of a subsidiary of the Company were named as defendants in a breach of contract and intentional tort action brought by an individual, filed in the Court of Common Pleas of Delaware County, Civil Action No. 99-13191, who claims rights to computer software products once offered for sale by subsidiaries of the Company. The plaintiff is seeking payment of one half of all the sales proceeds of the commercial software product line of "Special Delivery" sold since February 1997 and makes claim to one half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by the Company to the shareholders of the subsidiary in April 1999. The Company and its subsidiaries have indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although the Company and its subsidiaries support the selling shareholder's position as it relates to the plaintiff in this action, cross-claims have been filed against the selling shareholder, for indemnification and contribution, for further protection. In May 2001 this cross-claim was dropped. At this time, management is unable to determine whether the outcome of this complaint will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In October and November 2000, eight purported class action lawsuits were filed against the Company, the Company's Chief Executive Officer, and its former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. Defendants moved to dismiss that complaint, and on April 23, 2001, the Court entered an order dismissing the complaint without prejudice. On May 21, 2001, the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001, the defendants moved to dismiss this complaint. A hearing on the defendants' motion to dismiss is presently scheduled for July 30, 2001. At this time, management is unable to determine whether the outcome of the litigation or associated legal costs will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

    In May 2000, the Company and a distributor were named as defendants in an action in the United States District Court of Middle North Carolina brought by a former customer of the distributor. In the case, entitled Performance Oriented Solutions, Inc. vs. Scansource, Inc., and Javelin Systems, Inc., Case No.: 1:00 CV 621 (M.D.N.C.), the plaintiff alleges certain misrepresentations made by the defendants, consequently resulting in lost profits and incidental losses. In addition, the plaintiff is seeking punitive damages. At an initial pre-trial conference in April 2001, the parties agreed to a court ordered mediation in September 2001. A trial date was set for July 2002.

    At this time, management is unable to determine whether the outcome of the litigation or associated legal costs will have a material impact on the consolidated financial position, results of operations, or cashflows. The Company is not able to assess the probability of an unfavorable outcome or the amount if any, or range of possible loss.

PURCHASE PRICE PAYABLE FOR ACQUISITIONS

    Pursuant to the purchase of all the outstanding capital stock of DTI and SB in April 1999, the Company agreed to make certain additional payments to the selling shareholders amounting to $1,000,000 in value (as defined in the Stock Purchase Agreement, the "DTI Agreement") of common stock of the Company. The stock was issuable in two tranches amounting to $250,000 by January 31, 2000 and $750,000 by April 31, 2000 upon the satisfaction of certain milestones which had been achieved. The Company is delinquent on the required issuance of 100,679 shares of common stock calculated as defined in the DTI Agreement. The agreement provided for no specific remedies for non-performance by the parties.

    Pursuant to the terms of purchase of all the outstanding share capital of RGB Trinet Limited and Jade Communications Limited, the Company entered into an "Earn-Out Agreement" amounting to $1,908,500 payable in cash and $867,400 payable in shares of the Company's common stock payable in three tranches in April, June and October 2000. At September 30, 2000, an amount of approximately $1,551,200 was outstanding, including the issuance of 276,200 shares of common stock, calculated as defined by the agreement. By October 2000, the Company was delinquent on all outstanding required cash payments and stock issuances. The Company is attempting to negotiate a settlement of the amounts owed. The agreement provided for no specific remedies for non-performance by the parties.

    Because certain of the payments and the delivery of some of the common shares under these agreements have not been made at September 30, 2000, the amounts outstanding pursuant to the purchase agreements of $2,551,200 were classified as a current liability.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

    This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 as amended and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"), and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and the other financial information included in the Company's Form 10-K. This discussion contains forward-looking statements that include risk and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of any number of factors, including those set forth under the heading "Risk Factors" in Item I of the Company's Form 10-K filed on November 30, 2000, the Company's ability to return to profitability, the continued forbearance of the Company's lenders and creditors, the successful renegotiation of the terms of the Company's Preferred Stock, the outcome of litigation filed against the Company and the Company's ability to raise funds from additional debt and/or capital. Such forward-looking statements represent management's current expectations and are inherently uncertain. Investors are warned that actual results may differ from management's expectations. The Company assumes no obligation to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

BUSINESS

    Aspeon, Inc. ("Aspeon" or the "Company"), formerly known as Javelin Systems, Inc., was incorporated in the State of Delaware on September 19, 1995 under the name of Sunwood Research, Inc. Javelin Systems, a division of Aspeon, is a provider of integrated touchscreen computers and system integration services to the foodservice and retail industries. Through subsidiary corporations, Aspeon operates as an application service provider ("ASP") providing services which enable software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than individual computers.

    In December 1997, Aspeon acquired CCI Group, Inc. and Posnet Computers, Inc.; both companies focused on providing point of sale ("POS") solutions to large restaurant chains including White Castle, AFC, Red Robin and Jamba Juice. These acquisitions formed the basis of Aspeon's POS Products and Solution Services businesses.

    Aspeon began its globalization initiative in 1998, first opening Aspeon sales and support offices in the United Kingdom, Singapore, and Australia.

    In November 1998, Aspeon acquired RGB Trinet Limited ("RGB") and Jade Communications Limited ("Jade"), networking solutions providers with customers such as Marks and Spencer, WH Smith, Body Shop and Bass Pubs. Although primarily retail focused, Jade has relationships with major non-retail customers including Reuters and British Telecom. In March 2000, RGB launched another UK subsidiary, Teneo Limited ("Teneo"), in an effort to expand its service management and wide area network solutions business. The operations of RGB were transferred to Jade and RGB was renamed Javelin Holdings International Limited.

    By late 1998, Aspeon was positioned to provide both point of sale and communications solutions to the retail and restaurant industries, but realized it lacked the expertise in enterprise software and infrastructure in the US and in certain other countries, which would be necessary to complete the Company's end-to-end vision. The Company was not in a position to build a large enterprise consulting practice due to the difficulty of hiring and retaining the hundreds of consultants needed to serve its large clients. Aspeon began evaluating alternative business models and identified the ASP Services business as suitable for its vertical focus since it could develop a pre-integrated, vertically-focused suite of software applications that could be delivered through the Internet in a hosted environment. In 1999, Aspeon began developing its ASP Services business.

    In April 1999, Aspeon acquired Dynamic Technologies, Inc. ("DTI"), a Philadelphia-based provider of hosted messaging, customer relationship management, and custom software solutions to a variety of customers in the Delaware Valley, Washington, area including Aventis and Right Management. This acquisition served as the platform for Aspeon's ASP Services offering by providing application development, implementation, and support capabilities. In August 1999, Aspeon acquired Restaurant Consulting Services, Inc. ("RCS"), a provider of technology outsourcing services including Oracle Financials hosting and communications management to customers such as Champs Entertainment, Inc., Fuddruckers, Chart House, and Xando-Cosi. Aspeon Solutions, Inc. was formed to be the ASP operating company but did not become active.

    The Company has attempted to assemble a high caliber management team and build an ASP infrastructure designed to assist companies as they turn to outsourcers, like Aspeon, to satisfy their internal information technology ("IT") needs.

    All of the acquisitions were accounted for by the purchase method, and accordingly, the results of operations of these subsidiaries have been included with those of the Company commencing on the dates of acquisition. Goodwill resulting from these acquisitions is amortized on a straight-line basis over periods of 3 to 25 years.

    The Company's principal business activities are:

  (1)
  Products—designs, manufactures and markets open system touchscreen POS network-ready hardware systems. These systems can be sold on a stand-alone basis or integrated as part of an end-to-end solution.

  (2)
  Services—provides retail foodservice technology solutions and services that enable restaurants and retailers to capture, analyze, disseminate and use information throughout the enterprise, from the POS cash register terminal to the back office to an organization's headquarters. Services also include ASP services which provides pre-integrated business application services customized to meet industry specific needs of the foodservice and retail industry.

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

SERVICES

    Services revenues consist primarily of staging and design, installation, maintenance and repair, and consulting services. Maintenance and repair contract solution services tend to be recurring while services such as staging, design and installation tend not to be recurring. Installation services are not always a required service to be provided for in connection with the sale of the Company's POS products. Maintenance services are typically provided for under the terms of a single or multi-year maintenance agreement.

    Services revenues also include ASP services revenues consisting primarily of information technology outsourcing, hosting, remote services, help desk and consulting services. Revenues are classified into two categories: recurring or multi-year contractually based revenue, and revenue generated via non-recurring agreements. Services such as consulting tend not to be recurring.

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

PRODUCTS

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

SERVICES

    Services cost of revenues consists primarily of payroll and related costs for technical and support staff providing staging, installation, maintenance, information technology outsourcing, hosting, remote services, help desk and consulting services. Cost of revenues per contract increases as new installations under the contract are completed. Consequently, until the Company has a larger volume of matured service contracts, gross margins on such service revenues will be lower than the Company believes can be realized by its service operations. Additionally, because the Company's service business should generate higher revenues and higher margins in periods in which the Company handles significant system deployments, and because contracts for such deployments are non-recurring in nature, the Company anticipates that revenues and gross margins from its service business will fluctuate from period to period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended September 30, 2000 and 1999. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,
	2000	1999
Revenues:
Products	67.8%	66.1%
Services	32.2	33.9

Total revenues	100.0	100.0

Cost of revenues:
Products(1)	90.3	71.6
Services(1)	79.5	76.3

Total cost of revenues	86.8	73.2

Gross profit	13.2	26.8

Operating expenses:
Research and development	1.7	2.3
Selling and marketing	10.1	8.7
General and administrative	42.3	11.4
Impairment	88.5	—

Total operating expenses	142.6	22.4

Income (loss) from operations	(129.4)	4.4
Interest expense	(1.3)	(1.2)
Interest income	0.7	0.4
Provision for income taxes	(0.3)	(1.4)
Cumulative effect of accounting change	4.2	—

Net income (loss)	(126.1)%	2.2%

(1)
Expressed as a percentage of related revenues, not of total revenues.

    REVENUES—PRODUCTS.  Revenues from POS Product sales increased $0.1 million, or 0.9%, to $13.3 million for the three months ended September 30, 2000 compared to $13.2 million for the same period a year ago. As a percentage of total revenues, Product sales accounted for 67.8% and 66.1% for the three months ended September 30, 2000 and 1999, respectively. The moderate increase reflects the continued impact of an industry wide slowdown for POS hardware resulting in fewer POS Product unit shipments by the Javelin division compared to the same period a year ago.

    REVENUES—SERVICES.  Revenues from Services decreased $0.5 million, or 6.8%, to $6.3 million for the three months ended September 30, 2000 compared to $6.8 million for the same period a year ago. As a percentage of total revenues, Services accounted for 32.2% and 33.9% for the three months ended September 30, 2000 and 1999, respectively. The decrease primarily reflects a significant one-time hardware deployment contract executed in September 1999.

    GROSS PROFIT.  Gross profit decreased $2.7 million, or 51.7%, to $2.6 million for the three months ended September 30, 2000 compared with $5.3 million for the same period a year ago. The decrease is comprised of the following:

	Three Months Ended September 30,		Increase/ (Decrease)
	2000	1999	$	%
	(Dollars in Millions)
Products	$1.3	$3.7	$(2.4)	(65.0)%
Services	$1.3	$1.6	$(0.3)	(19.0)%

    Gross profit from products sales decreased primarily due to lower POS unit shipments as discussed above, higher manufacturing fixed costs within the Javelin division, and an increase in inventory reserves of about $1.3 million due to a shift in product line which dictated the increasing of reserves on inventory of parts for lines to be discontinued, offset, in part, by a larger portion of POS products sold at higher gross profit directly to end users.

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased $0.1 million, or 28.9%, to $0.3 million for the three months ended September 30, 2000 compared to $0.5 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 1.7% and 2.3% for the three months ended September 30, 2000 and 1999, respectively. The decrease primarily relates to higher hardware development costs incurred in fiscal 1999 associated with Javelin's Viper POS Product.

    SELLING AND MARKETING.  Selling and marketing expenses increased approximately $0.2 million, or 14.1%, to $2.0 million for the three months ended September 30, 2000 compared to $1.7 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to approximately 10.1% and 8.7% for the three months ended September 30, 2000 and 1999, respectively. The increase primarily reflects the increase in ASP services sales infrastructure costs, including payroll, benefits and travel, offset in part, by higher POS products sales commission costs incurred during the three months ended September 30, 1999.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased approximately $6.0 million, or 266.4%, to $8.3 million for the three months ended September 30, 2000 compared to $2.3 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 42.3% and 11.4%, for the three months ended September 30, 2000 and 1999, respectively. The increase is primarily attributable to infrastructure costs, including payroll and related taxes, travel, rent and utilities associated with the ASP services business, the full year impact of goodwill amortization associated with fiscal 1999 and 2000 acquisitions, severance costs associated with the termination of certain management, higher legal and accounting fees incurred in connection with the Company's fiscal 2000 audit and pending litigation (Note 9) and the loss incurred on the sale of Aspact (Note 6). Also adding to the greater expense was an increase in reserves for doubtful accounts of $1.4 million, approximately $750,000 of which related to the ASP services business portion which was disposed of in March 2001.

    IMPAIRMENT CHARGE.  An impairment charge of $17,366,000 was recorded to write off goodwill relating to DTI and Monument.

    INTEREST EXPENSE.  Interest expense increased approximately $24,000 to $254,000 for the three months ended September 30, 2000 compared with $230,000 for the same period a year ago. The increase primarily relates higher borrowings on the Company's credit facility during the period.

    INTEREST INCOME.  Interest income increased approximately $58,000 to $138,000 for the three months ended September 30, 2000 compared to $80,000 for the same period a year ago. The increase reflects the impact of available invested proceeds from the Company's March 2000 issuance of preferred stock during the period.

    INCOME TAXES.  The Company had provision for foreign income taxes of approximately $57,500 for the three months ended September 30, 2000 compared to a provision for federal, state and foreign income taxes of $0.3 million for the same period a year ago. The decrease reflects the impact of taxable income at the Company's foreign subsidiaries.

    NET LOSS.  Net loss increased by about $25.2 million to $24.8 million for the three month period ended September 30, 2000 compared to net income of about $445,000 for the same period a year ago. This loss was due primarily to the impairment of goodwill of $17.4 million, the increase in General and Administrative expenses of about $6 million and the drop in Gross Profit of about $2.8 million.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expired in June 2001 and consists of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The credit facility contains a .50% per annum unused line of credit fee, which is based on the difference between the borrowing capacity and outstanding balance. Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 15.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due in June 2001. At September 30, 2000, borrowings outstanding under the term loan amounted to $825,000. The Company is not permitted to pay cash dividends to common stockholders under the terms of the credit facility without approval of the unrelated financial institution. Under the terms of the credit facility, the Company is permitted to borrow up to 80% of eligible accounts receivable (as defined in the loan documents) and 50% of eligible inventory (as defined in the loan documents) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (13.25% as of September 30, 2000). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. At September 30, 2000, borrowings outstanding under the line of credit amounted to $2,714,900. The credit facility contains certain restrictive financial and covenants. The Company is required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, the Company was in default of certain non-financial covenants. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65%, and limiting borrowings at that time to approximately $3,538,000. The term loan was repaid in full in December 2000. At September 30, 2000, the Company continued in default of the covenants mentioned above. In March 2001, the Company entered into a forbearance agreement with the lender which further limited the borrowings to $1,375,000 and provided for a weekly reduction in the availability. This agreement expired on June 8, 2001 and the line was repaid in full on May 14, 2001.

    In May 2001, the Company signed a letter of intent for a proposed secured discretionary credit facility not to exceed $2,300,000. The availability of such a facility is subject to the successful completion of due diligence procedures by the proposed lender and the negotiation and execution of related loan documents.

    Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.7% at September 30, 2000). The credit facility was renewed in October 2000 and expires in August 2001. As of September 30, 2000, borrowings outstanding under the line amounted to $600,000. Availability under the line at September 30, 2000 totaled $1.2 million. Borrowings under the line are restricted to the operations of Jade and may not be used to support other operations of the Company.

    In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bears interest at 1.75% over the lenders Base Rate. This facility expires in August 2001. Borrowings under the line are restricted to the operations of Javelin Europe and may not be used to support other operations of the company.

    In July 2001, Javelin Australia expects to conclude a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility is cancelable on 30 days notice by either party. The agreement provides for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line are restricted to the operations of Javelin Australia and may not be used to support other operations of the Company.

    In March 2000, the Company completed a private placement in which the Company sold an aggregate of 10,000 shares of Series A Mandatorily Redeemable and Convertible Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of Aspeon Solutions, Inc. ("Aspeon Solutions"), a wholly-owned subsidiary of the Company, at an exercise price of $5.00 per share. Proceeds to the Company amounted to $9,568,400, net of $431,600 in issuance costs.

    In October 2000, The Nasdaq Stock Market ("Nasdaq") suspended trading in the Company's Common Stock while it sought additional information from the Company. On November 9, 2000, the Company participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the Company's Common Stock may continue to be listed on Nasdaq or if it will be delisted. Effective as of January 4, 2001, the Company's Common Stock was delisted from the Nasdaq. The Company's Common Stock is currently traded over-the-counter and is quoted on the pink sheets.

    In October 2000, a notice of default was received from the Preferred Stockholders due to the Company's failure to timely file its Form 10-K and the suspension of trading of the Company's common stock by Nasdaq. In accordance with the provisions of the Preferred Stock agreement, the Company is required to pay 1.5% of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which defaults remain in connection with the Preferred Stock ($147,800 per month). As a result of the defaults not being cured within ten days of the default notice, the conversion price of the Preferred Stock was reduced and the Preferred Stockholder had the right to require the Company to redeem the Preferred Stock.

    In January 2001, the Preferred Stockholders served the Company with a Mandatory Redemption Notice in accordance with the terms of the Series A Convertible Preferred Stock since the Company's Common Stock was no longer listed on the Nasdaq National Market or the New York Stock Exchange. As of the date of filing of this Form 10-Q, the Company has not complied with the redemption demand and continues to hold discussions with the holder of the preferred stock.

    The terms of the Preferred Stock provide that until the redemption price is paid, the redemption price shall earn interest at a rate equal to the lower of 24% per annum or the highest rate permitted by applicable law. At March 31, 2001, the approximate redemption value for the Preferred Stock was $13,267,400, including interest at the rate of 24% per annum. The holder of the Preferred Stock may elect by delivering written notice to the Company ("Election Notice") to regain its rights as a holder of the Preferred Stock. If the holder of the Preferred Stock delivers to the Company an Election Notice, then the conversion price for the Preferred Stock will be reduced by 1% for each day after February 9, 2001 that the Company failed to pay the redemption price, until the day that the Election Notice is delivered to the Company; provided that the conversion price may not be reduced by more than 50%. As of June 21, 2001, the Preferred Stockholder has not delivered to the Company an Election Notice, and therefore, the conversion price in effect on the date of conversion of the Preferred Stock, if converted, will be reduced by 50%. The terms of the Preferred Stock provided that the maximum number of shares of common stock which may be issued upon the conversion of the Preferred Stock initially was set at 1,250,000 shares (subject to certain adjustments); provided that such amount would be increased in proportion to any decrease in the conversion price resulting from a redemption default. Accordingly, as a result of the redemption default, the 1,250,000 share limitation has been increased to 1,875,000 shares. Shares of Preferred Stock not converted into shares of common stock prior to the March 2002 maturity date of the Preferred Stock would be required to be redeemed on such maturity date.

    The Company does not have sufficient funds to pay the redemption price for the Preferred Stock. Management is optimistic that a satisfactory settlement agreement will be reached with the holder of the Preferred Stock, but there can be no assurances to that effect.

    In October 2000, as a result of the default, the Company accreted the Preferred Stock to the mandatory redemption value of $12,312,500. The Preferred Stock was classified as a current liability during the second quarter as a result of the default.

    As of September 30, 2000, the Company had cash and cash equivalents of $3.1 million and working capital of $14.3 million. Cash used in operating activities for the three months ended September 30, 2000 amounted to $6.1 million and consisted primarily of the Company's net loss as affected by decreases in accounts payable and accrued expenses, a decrease in inventory and by an increase in accounts receivable. Cash provided from investing activities for the three months ended September 30, 2000 amounted to $244,400 and consisted primarily of cash received on repayment of the Promissory Notes from the CEO of the Company. Cash used in financing activities for the three months ended September 30, 2000 amounted to $106,300 and consisted primarily of the preferred stock dividends paid and principal payments on capital leases.

    The Company sustained significant losses during the year ended June 30, 2000 and the three months ended September 30, 2000, and has experienced negative cash flows from operations since its inception. At September 30, 2000, the Company's balance of cash and cash equivalents and short-term investments was $3,055,700 and $749,900, respectively, compared to $8,853,200 and $1,025,200 at June 30, 2000. At June 30, 2000, the Company was in default of certain covenants related to its credit facility (Note 3). In October 2000, the Company obtained a waiver on all defaults through of June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65% and limiting outstanding borrowings to approximately $3,538,000. The credit facility expired in June 2001. In October 2000, the Company received a notice of default from the Preferred Stockholder, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see Note 4). The Company is also delinquent in the payment of various of its trade payables. These matters, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

    The Company has taken a number of steps directed towards returning the Company to profitability, including:

  •
  The number of personnel has been reduced in all areas.

  •
  Expenses have been reduced where practical.

  •
  Money losing operations in DTI have been transferred to a third party and consulting contracts and certain fixed assets sold.

  •
  Capital expenditures have been kept to a minimum.

  •
  Operations of RCS have been significantly reduced to minimize expense.

  •
  Programs have been instituted to reduce excess inventories.

    No assurances can be made that these initiatives will return the Company to profitability in the future.

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

    At September 30, 2000, the Company recorded an impairment charge of $17,366,000 relating to the write-off of goodwill and other intangible assets associated with DTI and Monument.

    Effective July 1, 2000, the Company adopted SFAS No. 133, which establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

    At July 1, 2000 and September 30, 2000, the Company had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. The Company issued these derivatives as an incentive to the Preferred Stockholder to execute the transaction on March 8, 2000 discussed in Note 4. The manditorily redeemable minority interest warrants were valued at $867,300,

$50,600 and $2,600 at March 8, 2000, June 30, 2000 and September 30, 2000, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and September 30, 2000, respectively. The Company does not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, the Company has no derivatives designated as hedging instruments.

    The Company recorded a pre- and after-tax increase to income of $817,600 for the cumulative offset at July 1, 2000 for the adoption of SFAS No. 133. For the three months ended September 30, 2000, derivative gains of $133,000 are included in other income.

NEWLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission staff (the "staff"), which summarizes the staff's views on selected revenue recognition issues based upon existing generally accepted accounting principles. The statements in the staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company's adoption of SAB 101 did not have a material impact on the consolidated results of operations or financial position of the Company.

    In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on the consolidated results of operations or financial position of the Company.

    In November 2000, the Emerging Task Force ("EITF") issued EITF No. 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios', to Certain Convertible Instruments". The adoption of the EITF did not have a material impact on the consolidated results of operations or financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

FOREIGN CURRENCY

    The Company has subsidiary operations in Australia, Singapore and the United Kingdom and accordingly, the Company is exposed to translation and transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency of the Australian dollar in Australia, the Singapore dollar in Singapore and the British Pound in the United Kingdom, as its functional currency in those countries. Translation adjustments resulting from translating foreign currency financial statements into U.S. dollars were a loss of $79,300 and a gain of $100,600 for the three months ended September 30, 2000 and 1999, respectively. To date, the Company has not experienced material transaction gains or losses due to the limited number of transactions denominated in other than the functional currency of the respective subsidiary operation. Under current market conditions, the Company believes that its foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

    The Company's domestic line of credit bears interest based upon the prime rate of a national financial institution plus 1.75% (13.25% as of September 30, 2000). At September 30, 2000, borrowings under the line of credit amounted to $2,714,900. The Company's term loan bears interest at 15.65% per annum. Outstanding borrowings under the term loan amounted to $825,000 at September 30, 2000.

    As of September 30, 2000, Jade had a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.7% at September 30, 2000). Outstanding borrowings under the line amounted to $600,000 with approximately $1,200,000 available for future borrowings at September 30, 2000.

    If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $58,000 for a one year period, assuming that the debt amount outstanding remained equal to the balance outstanding at September 30, 2000.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    In October 1999, the Company and two former officers of a subsidiary of the Company were named as defendants in a breach of contract and intentional tort action brought by an individual, filed in the Court of Common Pleas of Delaware County, Civil Action No. 99-13191, who claims rights to computer software products once offered for sale by subsidiaries of the Company. The plaintiff is seeking payment of one half of all the sales proceeds of the commercial software product line of "Special Delivery" sold since February 1997 and makes claim to one half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by the Company to the shareholders of the subsidiary in April 1999. The Company and its subsidiaries have indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although the Company and its subsidiaries support the selling shareholder's position as it relates to the plaintiff in this action, cross-claims have been filed against the selling shareholder, for indemnification and contribution, for further protection. In May 2001, this cross-claim was dropped. At this time, management is unable to determine whether the outcome of this complaint will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

    In October and November 2000, eight purported class action lawsuits were filed against the Company, the Company's Chief Executive Officer, and its former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. Defendants moved to dismiss that complaint, and on April 23, 2001, the Court entered an order dismissing the complaint without prejudice. On May 21, 2001, the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." The complaint seeks damages and the reimbursement of costs and expenses. On June 4, 2001, the defendants moved to dismiss this complaint. A hearing on the defendants' motion to dismiss is presently scheduled for July 30, 2001. At this time, management is unable to determine whether the outcome of the litigation or associated legal costs will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

    In May 2000, the Company and a distributor were named as defendants in an action in the United States District Court of Middle North Carolina brought by a former customer of the distributor. In the case, entitled Performance Oriented Solutions, Inc. vs. Scansource, Inc., and Javelin Systems, Inc., Case No.: 1:00 CV 621 (M.D.N.C.), the plaintiff alleges certain misrepresentations made by the defendants, consequently resulting in lost profits and incidental losses. In addition, the plaintiff is seeking punitive damages. At an initial pre-trial conference in April 2001, the parties agreed to a court ordered mediation in September 2001. A trial date was set for July 2002.

    At this time, management is unable to determine whether the outcome of the litigation or associated legal costs will have a material impact on the consolidated financial position, results of operations, or cashflows. The Company is not able to assess the probability of an unfavorable outcome or the amount if any, or range of possible loss.

    In all cases Management of the Company considers the actions against the Company to be without merit and intends to defend itself vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In August 2000, the holder of 150 shares of Preferred Stock of the Company converted such shares into 53,054 shares of common stock of the Company at a per share conversion price of $2.85 per share. The issuance of common stock of the Company was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    In October 2000, a notice of default was received from the Preferred Stockholders due to the Company's failure to timely file its Form 10-K and the suspension of trading of the Company's common stock by Nasdaq. In accordance with the provisions of certain agreements related to the Preferred Stock the Company is required to pay the lesser of 1.5% or the highest rate allowed by applicable law, of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which defaults remain in connection with the Preferred Stock (approximately $147,800 per month). As a result of the defaults not being cured within ten days of the default notice, the conversion price of the Preferred Stock was reduced and the Preferred Stockholder had the right to require the Company to redeem the Preferred Stock.

    In January 2001, the Preferred Stockholders served the Company with a mandatory redemption notice in accordance with the terms of the Preferred Stock since the Company's Common Stock was no longer listed on the Nasdaq National Market or the New York Stock Exchange. As of the filing of this Form 10-Q, the Company has not complied with the redemption demand and continues to hold discussions with the holder of the Preferred Stock.

    The terms of the Preferred Stock provide that until the redemption price is paid, the redemption price shall earn interest at a rate equal to the lower of 24% per annum or the highest rate permitted by applicable law. At March 31, 2001, the approximate redemption value for the Preferred Stock was $13,267,400, including interest at the rate of 24% per annum. The holder of the Preferred Stock may elect by delivering written notice to the Company ("Election Notice") to regain its rights as a holder of the Preferred Stock. If the holder of the Preferred Stock delivers to the Company an Election Notice, then the conversion price for the Preferred Stock will be reduced by 1% for each day after February 9, 2001 that the Company failed to pay the redemption price, until the day that the Election Notice is delivered to the Company; provided that the conversion price may not be reduced by more than 50%. As of June 21, 2001, the Preferred Stockholder has not delivered to the Company an Election Notice, and therefore, the conversion price in effect on the date of conversion of the Preferred Stock, if converted, will be reduced by 50%. The terms of the Preferred Stock provided that the maximum number of shares of common stock which may be issued upon the conversion of the Preferred Stock initially was set at 1,250,000 shares (subject to certain adjustments); provided that such amount would be increased in proportion to any decrease in the conversion price resulting from a redemption default. Accordingly, as a result of the redemption default, the 1,250,000 share limitation has been increased to 1,875,000 shares. Shares of Preferred Stock not converted into shares of common stock prior to the March 2002 maturity date of the Preferred Stock would be required to be redeemed on such maturity date.

    The Company does not have sufficient funds to pay the redemption price for the Preferred Stock. Management is optimistic that a satisfactory settlement agreement will be reached with the holder of the Preferred Stock, but there can be no assurances to that effect.

    In October 2000, as a result of the default, the Company accreted the Preferred Stock to the mandatory redemption value of $12,312,500. The Preferred Stock was classified as a current liability during the second quarter as a result of the default.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

ITEM 5.  OTHER INFORMATION.

    Effective as of November 2000, Timothy Feeney resigned as the Chief Financial Officer and Chief Administrative Officer of the Company. Mr. Feeney has agreed to continue as an employee of the Company until February 2001, and during this period he will assist the Company with accounting and administrative matters. In January 2001, Donald Rutherford was appointed Interim Chief Financial Officer. Mr. Rutherford is also a partner in Tatum CFO Partners LLP.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (b)
  No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEON, INC.
June 27, 2001 Date	/s/ RICHARD P. STACK Richard P. Stack Chief Executive Officer and President (Principal Financial Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
ASPEON, INC. CONSOLIDATED BALANCE SHEETS
ASPEON, INC CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
ASPEON, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
ASPEON, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
ASPEON, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES