Form 10-Q
period 2000-12-31
ASPEON INC
filed 2001-06-27
CIK 1021917

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 2000

/ /	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 0-21477

ASPEON, INC.
(Exact Name of registrant as specified in its charter)

DELAWARE	52-1945748
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASPEON, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2000	June 30, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,362,400	$8,853,200
Investments	—	1,025,200
Accounts receivable, net	10,769,900	12,856,000
Inventories, net	13,112,700	20,666,300
Income taxes receivable	2,728,700	2,713,700
Prepaid expenses and other current assets	1,020,300	1,955,600

Total current assets	28,994,000	48,070,000
Property and equipment, net	5,752,400	5,525,900
Goodwill, net	18,486,200	36,627,700
Other intangible assets	—	782,200
Other assets, net	852,300	777,700

Total assets	$54,084,900	$91,783,500

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$2,627,800	$3,189,000
Mandatorily redeemable preferred stock (in default)	12,851,900	—
Accounts payable	8,717,200	10,598,600
Accrued expenses	4,667,000	7,249,200
Current maturities of long-term debt	310,100	1,037,600
Purchase price payable for acquisitions	2,417,700	—
Customer deposits	361,600	1,226,900
Deferred revenues	2,246,800	1,545,900

Total current liabilities	34,200,100	24,847,200

Long-term debt, net of current portion	770,300	305,200
Purchase price payable for acquisitions	—	1,868,200
Other	35,800	277,400

Total liabilities	35,006,200	27,298,000

Mandatorily redeemable Series A preferred stock, $0.01 par value, 10,000 authorized, 9,850 and 10,000 issued and outstanding at December 31, 2000 and June 30, 2000, respectively (liquidation value of $12,851,900) (in default) (Classified as a current liability)	—	6,042,100
Mandatorily redeemable warrants	3,426,600	3,426,600
Mandatorily redeemable minority interest warrants	—	867,300

	3,426,600	10,336,000

Stockholders' equity:
Preferred stock, $0.01 par value, 990,000 authorized (1,000,000 authorized, net of 10,000 designated as mandatorily redeemable stock); none issued and outstanding	—	—
Common stock, $0.01 par value: 20,000,000 authorized; 9,436,215 and 9,383,161 issued and outstanding	94,400	93,800
Additional paid in capital	65,143,600	65,049,500
Accumulated deficit	(48,568,300)	(10,025,900)
Accumulated other comprehensive loss	(1,017,600)	(967,900)

Total stockholders' equity	15,652,100	54,149,500

Total liabilities, mandatorily redeemable securities, and stockholders' equity	$54,084,900	$91,783,500

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Revenues:
Products	$10,595,100	$16,835,100	$23,905,500	$30,023,400
Services	5,552,800	7,649,100	11,867,500	14,426,300

Total revenues	16,147,900	24,484,200	35,773,000	44,449,700

Cost of revenues:
Products	8,981,200	11,846,700	20,999,700	21,049,800
Services	5,920,600	5,660,500	10,941,600	11,074,300

Total cost of revenues	14,901,800	17,507,200	31,941,300	32,124,100

Gross profit	1,246,100	6,977,000	3,831,700	12,325,600

Operating expenses:
Research and development	312,100	514,500	645,500	983,700
Selling and marketing	1,838,900	2,030,700	3,815,200	3,762,700
General and administrative	5,477,900	2,699,600	13,785,300	4,967,300
Impairment charge	—	—	17,366,000	—

Total operating expenses	7,628,900	5,244,800	35,612,000	9,713,700

Income (loss) from operations	(6,382,800)	1,732,200	(31,780,300)	2,611,900
Interest expense	(593,100)	(199,600)	(847,000)	(429,300)
Interest income	43,800	71,200	181,300	150,800
Other income (expense)	26,700	11,200	26,700	11,200

Income (loss) before income taxes and cumulative effect of accounting change	(6,905,400)	1,615,000	(32,419,300)	2,344,600
Income tax (expense) benefit	13,300	(629,900)	(44,200)	(914,400)

Income (loss) before cumulative effect of accounting change	(6,892,100)	985,100	(32,463,500)	1,430,200
Cumulative effect of accounting change (net of income taxes of $0)		—	817,600	—

Net income (loss)	(6,892,100)	985,100	(31,645,900)	1,430,200
Accretion of mandatorily redeemable Series A Preferred stock discount and dividends	(6,211,000)	—	(6,896,500)	—

Net income (loss) available to common stockholders	$(13,103,100)	$985,100	$(38,542,400)	$1,430,200

Basic income (loss) per share:
Before cumulative effect of accounting change	$(1.39)	$0.11	$(4.18)	$0.16
Cumulative effect of accounting change	—	—	0.09	—

Net income (loss)	$(1.39)	$0.11	$(4.09)	$0.16

Diluted income (loss) per share:
Before cumulative effect of accounting change	$(1.39)	$0.11	$(4.18)	$0.16
Cumulative effect of accounting change	—	—	0.09	—

Net income (loss)	$(1.39)	$0.11	$(4.09)	$0.16

Shares used in computing income (loss) per common share:
Basic	9,436,215	9,020,679	9,418,626	8,957,059

Diluted	9,436,215	9,148,186	9,418,626	9,161,315

    Other comprehensive income (loss) and its components consist of the following:

Net income (loss)	$(6,892,100)	$985,100	$(31,645,900)	$1,430,200
Foreign currency translation adjustment, net of tax	29,600	(4,500)	(49,700)	(105,100)

Comprehensive income (loss)	$(6,862,500)	$980,600	$(31,695,600)	$1,325,100

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2000	1999
OPERATING ACTIVITIES
Net income (loss)	$(31,645,900)	$1,430,200
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	(817,600)	—
Depreciation and amortization	2,679,700	2,196,800
Warrant valuation adjustment	(137,800)	—
Amortization of deferred stock-based compensation	83,200	6,700
Impairment charge	17,366,000	—
Write-off of assets	324,100	—
Net change in allowance accounts	3,784,500	(254,000)
Penalty interest on Manditorily Redeemable Preferred Stock	390,900	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	88,500	(582,700)
Inventories	5,793,500	(2,416,300)
Income taxes receivable	(15,000)	—
Prepaid and other current assets	614,300	(516,300)
Other assets	(184,800)	65,300
Accounts payable	(1,881,400)	2,681,800
Accrued expenses and other liabilities	(2,471,900)	(180,200)
Income taxes payable	—	(942,100)
Customer deposits	(865,300)	(64,000)
Deferred revenues	626,800	728,200

Net cash (used in) provided by operating activities	(6,268,200)	2,153,400

INVESTING ACTIVITIES
Purchases of equipment	(899,900)	(1,715,200)
Cash paid for purchased businesses	(133,500)	(3,789,100)
Proceeds from sale of investments	1,025,200	3,727,000
Notes advanced to related parties	(400,000)	—
Repayment of notes due from related parties	706,000	—

Net cash provided by (used in) investing activities	297,800	(1,777,300)

FINANCING ACTIVITIES
Net repayments under lines of credit	(561,200)	(268,500)
Repayment of notes payable	(574,100)	(258,800)
Principal payments on capital leases	(117,100)	—
Preferred stock dividend paid	(297,800)	—
Exercise of stock options	—	383,700

Net cash used in financing activities	(1,550,200)	(143,600)
Effect of exchange rate changes on cash	29,800	(105,100)

Net decrease in cash and cash equivalents	(7,490,800)	157,400
Cash and cash equivalents at beginning of period	8,853,200	5,641,500

Cash and cash equivalents at end of period	$1,362,400	$5,798,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$47,200	$1,804,000

Interest paid	$285,400	$200,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of the Company's common stock for shares of Mandatorily Redeemable Series A Preferred Stock converted during the period—Note 5.

Accrued but unpaid dividends on Mandatorily Redeemable Series A Preferred Stock—Note 4.

Accretion of Mandatorily Redeemable Series A Preferred Stock—Note 4.

Capital lease obligations of approximately $739,000 were executed during the six months ended December 31, 2000 for certain office and computer equipment.

ASPEON, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid In Capital	Accumulated Deficit
	Shares	Amount				Total
BALANCE, JUNE 30, 2000	9,383,161	$93,800	$65,049,500	$(10,025,900)	$(967,900)	$54,149,500
Conversion of mandatorily redeemable preferred stock	53,054	600	94,100	—	—	94,700
Accretion of mandatorily redeemable preferred stock discount and dividends	—	—	—	(6,896,500)	—	(6,896,500)
Comprehensive loss	—	—	—	(31,645,900)	(49,700)	(31,695,600)

BALANCE, DECEMBER 31, 2000	9,436,215	$94,400	$65,143,600	$(48,568,300)	$(1,017,600)	$15,652,100

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

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

    The Company has the following subsidiaries, all wholly owned:

Posnet Computers, Inc. ("Posnet")	Acquired December 1997
CCI Group, Inc. ("CCI")	Acquired December 1997
Javelin Systems (Europe) Limited ("Javelin Europe")(UK)	Established March 1998
Javelin Systems International Pte Ltd. ("Javelin Asia") (Singapore)	Established March 1998
Javelin Systems Australia Pty Limited ("Javelin Australia")	Established April 1998
Aspact IT Services (Singapore) Pte Ltd. ("Aspact")	Acquired by Javelin Asia May 1998, sold August 2000 (Note 7)
Javelin Holdings International Limited (UK) (formerly RGB Trinet Limited ("RGB"))	Acquired November 1998
Jade Communications Limited ("Jade") (UK)	Acquired November 1998 by RGB
Dynamic Technologies, Inc. ("DTI")	Acquired April 1999, assets sold March 2001
Restaurant Consulting Services, Inc. ("RCS")	Acquired August 1999
Aspeon Solutions, Inc. ("Solutions")	Established February 2000
Teneo Limited ("Teneo") (UK)	Established March 2000 by RGB, sold March 2001
Monument Software Corporation ("Monument")	Acquired March 2000

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company sustained significant losses during the year ended June 30, 2000 and the six months ended December 31, 2000, and has experienced negative cash flows from operations since its inception. At December 31, 2000, the Company's balance of cash and cash equivalents and of short-term investments was $1,362,400 and $0, respectively, compared to $8,853,200 and $1,025,200 at June 30, 2000. At December 31, 2000, the Company has a $5,206,400 working capital deficit and a $2,833,300 deficit in tangible net worth. At June 30, 2000, the Company was in default of certain covenants related to its credit facility (Note 4). In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65% and limiting outstanding borrowings to approximately $3,538,000. The credit facility expired in June 2001. In October 2000, the Company received a notice of default from its Preferred Stockholder, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see Note 4). The Company is also delinquent in the payments of various trade payables. These matters, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

RESERVES

    The Company retained reserves for doubtful accounts receivable totaling $2,431,200 (December 31, 2000) and $433,600 (June 30, 2000). In addition, the Company retained reserves for obsolete inventory totaling $2,823,900 (December 31, 2000) and $1,063,900 (June 30, 2000).

INVENTORIES

    Inventories at December 31, 2000 and June 30, 2000 consist primarily of point of sale computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

	December 31, 2000	June 30, 2000
Raw materials	$6,883,000	$7,506,400
Work-in-process	301,900	110,400
Finished goods	5,927,800	13,049,500

	$13,112,700	$20,666,300

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

    The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over the remaining lives can be recovered through projected undiscounted cash flows of the related operations. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. At September 30, 2000, the Company recorded an impairment charge of $17,366,000. The provision includes charges for the write-off of $16,624,600 of goodwill associated with DTI and Monument and the write-off of the remaining $741,400 balance of other intangible assets.

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

    As of quarter ended December 31, 2000, the balance of accrued severances included in accrued expenses is approximately $867,000. This balance reflects $150,000 remaining from the agreements entered into at June 30, 2000, $54,000 remaining from agreements entered into during the three months ended September 30, 2000, and $663,000 from the remaining balance of five agreements entered into with five senior management personnel during the three months ended December 31, 2000. Such costs include payroll, related expenses and health benefits. Four of the five termination agreements entered into during the three months ended December 31, 2000 provided for the extension of the exercise period to ninety days for previously granted stock options. The termination agreement entered into during the three months ended September 30, 2000 provided for the extension of the exercise period to twenty-four months for previously granted stock options. The fair market value of the underlying common stock on the date the stock options were modified for all agreements was less than the exercise price; accordingly, there was no impact to the consolidated statements of operations.

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

    A reconciliation of basic and diluted net income (loss) per common share for the three and six months ended December 31, 2000 and 1999 is as follows:

	Three Months Ended December 31, 2000		Three Months Ended December 30, 1999		Six Months Ended December 31, 2000		Six Months Ended December 31, 1999
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) available to common stockholders	$(13,103,100)	$(13,103,100)	$985,100	$985,100	$(38,541,400)	$(38,541,400)	$1,430,200	$1,430,200

Weighted average common shares outstanding available to common stockholders	9,436,216	9,436,216	9,020,679	9,020,679	9,418,626	9,418,626	8,957,059	8,957,059
Potential common shares for the exercise of stock options	—	—	—	127,507	—	—	—	204,256

Diluted weighted average common shares outstanding	9,436,216	9,436,216	9,020,679	9,148,186	9,418,626	9,418,626	8,957,059	9,161,315

Net income (loss) per common share	$(1.39)	$(1.39)	$0.11	$0.11	$(4.09)	$(4.09)	$0.16	$0.16

    For the three and six months ended December 31, 2000 there was no difference between basic and diluted net loss per common share, as the Company incurred a net loss for the period. Net loss per common share for the three and six months ended December 31, 2000 was computed by dividing net loss available to common stockholders by weighted average number of shares outstanding. Due to the net loss incurred by the Company for the three and six months ended December 31, 2000, there were approximately 4.5 million Aspeon, Inc. stock options, 0.6 million Aspeon, Inc. warrants and 1.9 million shares of Aspeon, Inc. stock issuable upon the potential conversion of mandatorily redeemable preferred stock which are not included in the computation of diluted net loss per share, as their impact would be anti-dilutive.

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

    At July 1, 2000 and December 31, 2000, the Company had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. The Company issued these derivatives as an incentive to the preferred stockholder to execute the transaction on March 8, 2000 discussed in Note 5. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $0 at March 8, 2000, June 30, 2000 and December 31, 2000, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and September 30, 2000, respectively. The Company does not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, the Company has no derivatives designated as hedging instruments.

    The Company recorded a pre- and after-tax reduction to loss of $817,600 for the cumulative effect at July 1, 2000 for the adoption of SFAS No. 133. For the six months ended December 31, 2000, derivative gains of $133,000 are included in other income.

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

3.  LINES OF CREDIT AND LONG TERM DEBT

    At December 31, 2000, the Company had borrowings outstanding under a domestic line of credit facility and term loan amounting to $1,850,600 and $0 respectively. Furthermore, the Company has borrowings under capital equipment leases with principal balances outstanding at December 31, 2000 totaling $1,080,400.

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

    Since November 2000, additional events of default have occurred under the loan agreement. In March 2001, the Company obtained from the lender forbearance from exercising its rights and remedies in terms of the credit facility to allow the Company to obtain financing sufficient to fully repay its obligations. Terms of the forbearance agreement provide aggregate outstanding principal be limited to the lesser of $1,375,000 less any loan reserves or the sum of:

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
  any Loan Reserves.

    Interest on the outstanding obligations accrued at the default interest rate of 13.25% per annum as of December 31, 2000.

    In accordance with the March 2001 forbearance agreement, the revolving line of credit facility principal balance reduced on a weekly scheduled basis until expiration of the loan agreement on June 8, 2001. On May 14, 2001, the line of credit facility was repaid in full.

    In May 2001, the Company signed a letter of intent for a proposed secured discretionary credit facility not to exceed $2,300,000. The availability of such facility is subject to the successful completion of due diligence procedures by the proposed lender and the negotiation and execution of related loan documents.

    Jade has a line of credit facility of approximately $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.8% at December 31, 2000). The credit facility was renewed in October 2000 and expires in August 2001. At December 31, 2000, borrowings under the line amounted to approximately $777,200. Availability under the line at December 31, 2000 totaled $1 million. Borrowings under the line are restricted to the operations of Jade and may not be used to support other operations of the Company.

    In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bears interest at 1.75% over the lenders Base Rate. This facility expires in August 2001. At December 31, 2000, borrowings under the line amounted to $0. Availability under the line at December 31, 2000 totaled $0. Borrowings under the line are restricted to the operations of Javelin Europe and may not be used to support other operations of the Company.

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

    The Preferred Stock conversion price was less than the market value of the Company's common stock on the date of issuance; accordingly, the Company recorded a beneficial conversion feature equal to the difference between the conversion price and the fair value of the common stock, multiplied by the number of shares into which the Preferred Stock is convertible (intrinsic value). The resultant value was limited to the amount allocated to the Preferred Stock of $5,274,500 and was charged to retained earnings, to the extent available, and paid in capital on the issuance date, and increased the net loss available to common stockholders. The Preferred Stock discount that resulted from the allocation of the net proceeds to the other equity instruments issued is being accreted over the minimum period from the date of issuance to the date on which the Preferred Stock can first be redeemed at the Company's initiative (March 2002), and has increased the net loss available to common stockholders by $2,462,400 for the three and six months ended December 31, 2000.

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

    During the six months ended December 31, 2000, the Company paid $297,900 in dividends to the Preferred Stockholder. As of December 31, 2000, the Company has accrued dividends of $147,800 that have been recorded as an increase to the Preferred Stock carrying value.

    The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and six months ended December 31, 2000 are as follows:

	Three months Ended	Six months Ended
	December 31, 2000
Discount accretion to stated face value	$3,600,800	$4,138,400
Premium on mandatory redemption accretion	2,462,400	2,462,400
Dividend recordation	147,800	295,700

	$6,211,000	$6,896,500

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

    At December 31, 2000 the Company accrued default interest of $390,900 as calculated in accordance with the provisions of the preferred stock agreement as an increase to the preferred stock carrying value.

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

STOCK OPTIONS

Aspeon, Inc.

    The following stock option activity occurred during the six months ended December 31, 2000:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,336,967	$8.11
Granted	2,878,800	4.08
Exercised	—	—
Canceled	(682,505)	4.03

Options outstanding, end of period	4,533,262	$6.17

    The above stock options were granted to employees of the Company at or above the fair market value of the Company's common stock at grant date. Consequently, according to APB 25 no compensation expense was booked for the six months ended December 31, 2000 in connection with the grant of options.

ASPEON SOLUTIONS, INC. (a wholly-owned subsidiary)

    The following option activity occurred during the six months ended December 31, 2000:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,593,389	$1.52
Granted	455,500	5.00
Exercised	—	—
Canceled	(250)	4.00

Options outstanding, end of period	3,048,639	$2.04

    The above stock options were granted to employees of the Company at or above the fair market value of the Company's common stock at grant date. Consequently, according to APB 25 no compensation expense was booked for the six months ended December 31, 2000.

6.  RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE FROM RELATED PARTIES

    In August and September 1999, the Company executed two notes receivable with directors of the Company in the amounts of $116,000 and $80,000. These notes bear interest at 6.0% per annum. The $116,000 note receivable principal balance and accrued interest is due in August 2002 and is secured by a pledge of 39,000 shares of common stock in an entity other than the Company. The $80,000 note receivable is payable upon the sooner of: (a) the director's exercise of options to purchase 30,000 shares of the Company's common stock used as collateral for the loan or (b) September 2002. The principal and the interest of the $80,000 note was paid in full in November 2000. At December 31, 2000, the $116,000 note receivable and related interest was outstanding.

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

SALE OF ASPACT

    In August 2000, the Company executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000, which is reflected in other assets in the consolidated balance sheet, is payable to the Company in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized for the six months ended December 31, 2000. In the event the Purchaser consummates an initial public offering or disposes of all or substantially all of Aspact's common stock, the Purchaser will be required to pay: a) the unpaid balance of the initial consideration and b) 50% of the net proceeds received from the initial public offering less the amount paid under a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of the Company.

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

    The table below presents information about reportable segments as of and for the three and six month periods ended December 31, 2000 and 1999:

	POS Products	Solution Services	ASP Services	Total
Three month periods ended December 31:
2000
Revenues	$5,671,000	$8,942,800	$2,326,300	$16,940,100
Net loss	$(2,965,500)	$(452,900)	$(3,057,700)	$(6,476,100)
Total assets	$20,077,600	$25,286,300	$8,721,000	$54,084,900
1999
Revenues	$15,827,300	$9,801,000	$3,606,100	$29,234,400
Net income (loss)	$517,700	$511,400	$74,200	$1,103,300
Total assets	$61,185,900	$14,980,400	$5,724,100	$81,890,400
Six month periods ended December 31:
2000
Revenues	$18,136,100	$16,186,500	$5,269,200	$39,591,800
Net loss	$(6,849,600)	$(1,515,700)	$(22,526,700)	$(30,892,000)
Total assets	$20,077,600	$25,286,300	$8,721,000	$54,084,900
1999
Revenues	$29,091,400	$15,127,200	$7,508,000	$51,726,600
Net income (loss)	$1,049,100	$283,000	$370,900	$1,703,000
Total assets	$61,185,900	$14,980,400	$5,724,100	$81,890,400

    A reconciliation of total segment revenues to total consolidated revenues and of total segment net income (loss) to total consolidated net income (loss) for the three and six month periods ended December 31, 2000 and 1999 are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2000	1999	2000	1999
Revenues:
Total segment revenues	$16,940,100	$29,234,400	$39,591,800	$51,726,600
Elimination of inter-segment revenues	(792,200)	(4,750,300)	(3,818,800)	(7,276,900)

Consolidated revenues	$16,147,900	$24,484,200	$35,773,000	$44,449,700

Net income (loss):
Total segment net income (loss)	$(6,476,100)	$1,103,300	$(30,892,000)	$1,703,000
Elimination of inter-segment gross profit, net of income taxes	(333,300)	134,000	(671,000)	216,900
Elimination of non-segment expenses, net of income taxes	(82,700)	(252,200)	(82,900)	(489,700)

Consolidated net income (loss)	$(6,892,100)	$985,100	$(31,645,900)	$1,430,200

    Specified items included in segment profit/loss for the three and six month periods ended December 31, 2000 and 1999:

	POS Products	Solution Services	ASP Services	Total
Three month periods ended December 31:
2000
Interest expense	$(572,500)	$(27,200)	$6,600	$(593,100)
Interest income	$15,000	$5,800	$23,000	$43,800
Depreciation and amortization expense	$(316,100)	$(313,400)	$(484,700)	$(1,114,200)
Income tax (expense) benefit	$55,700	$(42,600)	$—	$13,300
Expenditures for additions to long-lived assets	$(44,700)	$(114,600)	$(403,700)	$(563,000)
1999
Interest expense	$(186,300)	$(12,100)	$(1,200)	$(199,600)
Interest income	$71,200	—	—	$71,200
Depreciation and amortization expense	$(278,200)	$(273,000)	$(705,700)	$(1,256,900)
Income tax (expense) benefit	$(292,800)	$(260,900)	$(76,200)	$(629,900)
Expenditures for additions to long-lived assets	$(409,000)	$(677,200)	$(629,000)	$(1,715,200)
Six month periods ended December 31:
2000
Interest expense	$(791,600)	$(55,300)	$(100)	$(847,000)
Interest income	$132,700	$19,100	$29,500	$181,300
Depreciation and amortization expense	$(578,300)	$(577,400)	$(1,524,000)	$(2,679,700)
Impairment charges	$—	$—	$(17,366,000)	$(17,366,000)
Income tax (expense) benefit	$131,900	$(176,100)	$—	$(44,200)
Expenditures for additions to long-lived assets	$(102,500)	$(157,400)	$(640,000)	$(899,900)
1999
Interest expense	$(415,300)	$(12,100)	$(1,900)	$(429,300)
Interest income	$157,200	(6,400)	—	$150,800
Depreciation and amortization expense	$(478,500)	$(511,900)	$(1,206,300)	$(2,196,700)
Income tax (expense) benefit	$(346,700)	$(313,000)	$(254,700)	$(914,400)
Expenditures for additions to long-lived assets	$(837,100)	$(723,300)	$(4,540,300)	$(6,100,700)

    Revenues and long-lived asset information by geographic area as of and for the three and six month periods ended December 31, 2000 and 1999:

	United States	Europe	Asia	Australia	Total
Three month periods ended December 31:
2000
Revenues	$9,085,700	$6,499,100	$31,200	$531,900	$16,147,900
Long-lived assets	$5,097,900	$248,400	$1,188,100	$71,300	$6,605,700
1999
Revenues	$15,815,600	$7,056,600	$830,000	$782,000	$24,484,200
Long-lived assets	$4,443,700	$344,100	$1,105,700	$144,500	$6,038,000
Six month periods ended December 31:
2000
Revenues	$22,552,300	$11,645,500	$255,300	$1,319,900	$35,773,000
Long-lived assets	$5,097,900	$248,400	$1,188,100	$71,300	$6,605,700
1999
Revenues	$28,884,800	$12,977,100	$1,253,000	$1,334,800	$44,449,700
Long-lived assets	$4,443,700	$344,100	$1,105,700	$144,500	$6,038,000

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

    In October and November 2000, eight purported class action lawsuits were filed against the Company, the Company's Chief Executive Officer, and its former Chief Financial Officer in the United

States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. Defendants moved to dismiss that complaint, and on April 23, 2001, the Court entered an order dismissing the complaint without prejudice. On May 21, 2001, the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001, the defendants moved to dismiss this complaint. A hearing on the defendants' motion to dismiss is presently scheduled for July 30, 2001. At this date, management is unable to determine whether the outcome of the litigation or associated legal costs will have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

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

    At this date, management is unable to determine whether the outcome of the litigation or associated legal costs will have a material impact on the consolidated financial position, results of operations, or cashflows. The Company is not able to assess the probability of an unfavorable outcome or the amount if any, or range of possible loss.

PURCHASE PRICE PAYABLE FOR ACQUISITIONS

    Pursuant to the purchase of all the outstanding capital stock of DTI and SB in April 1999, the Company agreed to make certain additional payments to the selling shareholders amounting to $1,000,000 in value (as defined in the Stock Purchase Agreement, the "DTI Agreement") of common stock of the Company. The stock was issuable in two tranches amounting to $250,000 by January 31, 2000 and $750,000 by April 31, 2000 upon the satisfaction of certain milestones which had been achieved. The Company is delinquent on the required issuance of 100,679 shares of common stock calculated as defined in the DTI Agreement. The agreement provided no specific remedies for non-performance by the parties.

    Pursuant to the terms of purchase of all the outstanding share capital of RGB Trinet Limited and Jade Communications Limited, the Company entered into an "Earn-Out Agreement" amounting to $1,908,500 in cash and $867,400 in shares of the Company's common stock payable in three tranches in April, June and October 2000. At December 31, 2000, an amount of approximately $1,417,700 was outstanding, including the issuance of 276,200 shares of common stock, calculated as defined by the agreement. By October 2000, the Company is delinquent on all outstanding required cash payments and stock issuances. The Company is attempting to negotiate a settlement of the amounts owed. The agreement provided no specific remedies for non-performance by the parties.

    Because certain of the payments and the delivery of some of the common shares under these agreements have not been made, at December 31, 2000 the amounts outstanding pursuant to the purchase agreements of $2,417,700 were classified as a current liability.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

    The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended December 31, 2000 and 1999. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended December 31,
	2000	1999
Revenues:
Products	65.6%	68.8%
Services	34.4	31.2

Total revenues	100.0	100.0

Cost of revenues:
Products(1)	84.8	70.4
Services(1)	106.6	74.0

Total cost of revenues	92.3	71.5

Gross profit	7.7	28.5

Operating expenses:
Research and development	1.9	2.1
Selling and marketing	11.4	8.3
General and administrative	33.9	11.0
Impairment	—	—

Total operating expenses	47.2	21.4

Income (loss) from operations	(39.5)	7.1
Interest expense	(3.7)	(0.8)
Interest income	0.3	0.3
Other income	0.2	—
Provision for income taxes	—	(2.6)

Net income (loss)	(42.7)%	4.0%

(1)
Expressed as a percentage of related revenues, not of total revenues.

    REVENUES—PRODUCTS.  Revenues from Product sales decreased by $6.2 million, or 37.1%, to $10.6 million for the three months ended December 31, 2000 compared to $16.8 million for the same period a year ago. As a percentage of total revenues, Product sales accounted for 65.6% and 68.8% for the three months ended December 31, 2000 and 1999, respectively. The decrease reflects the reaction of the marketplace to the problems being encountered by the Company in completing its filings and the possible delisting from Nasdaq and continued impact of an industry wide slowdown for POS hardware resulting in fewer POS Product unit shipments by the Javelin division compared to the same period a year ago.

    REVENUES—SERVICES.  Revenues from Services decreased $2.1 million, or 27.4%, to $5.5 million for the three months ended December 31, 2000 compared to $7.6 million for the same period a year ago. As a percentage of total revenues, Services accounted for 34.4% and 31.2% for the three months ended December 31, 2000 and 1999, respectively. The decrease primarily reflects the continued impact of the drop in customer confidence in the Company's ability to support its products.

    GROSS PROFIT.  Gross profit decreased $5.7 million, or 82.1%, to $1.2 million for the three months ended December 31, 2000 compared with $7.0 million for the same period a year ago. The decrease is comprised of the following:

	Three Month Ended December 31,		Increase/(Decrease)
	2000	1999	$	%
	(Dollars in Millions)
Products	$1.6	$5.0	$(3.4)	(67.6)%
Services	$(0.4)	$2.0	$(2.4)	(118.5)%

    Gross profit from Products sales decreased primarily due to lower POS unit shipments as discussed above coupled with higher manufacturing fixed costs within the Javelin division. The decrease in gross profit from Services relates primarily to the impact of one significant contract obtained in fiscal 2000 for which installation services were provided as well as the drop in revenue as it relates to fixed costs.

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased $0.2 million, or 39.3%, to $0.3 million for the three months ended December 31, 2000 compared to $0.5 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 1.9% and 2.1% for the three months ended December 31, 2000 and 1999, respectively. The decrease primarily relates to higher hardware development costs incurred in fiscal 1999 associated with Javelin's Viper POS Product.

    SELLING AND MARKETING.  Selling and marketing expenses decreased approximately $0.2 million, or 0.9%, to $1.8 million the three months ended December 31, 2000 compared to $2.0 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to approximately 11.4% and 8.3% for the three months ended December 31, 2000 and 1999, respectively. The decrease primarily reflects the decrease in sales commission expense due to the decrease in revenue.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased approximately $2.8 million, or 102.9%, to $5.5 million for the three months ended December 31, 2000 compared to $2.7 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 33.9% and 11.0%, for the three months ended December 31, 2000 and 1999, respectively. The increase is primarily attributable to infrastructure costs, including payroll and related taxes, travel, rent and utilities associated with the ASP Services business, the full year impact of goodwill amortization associated with fiscal 1999 and 2000 acquisitions, severance costs associated with the termination of certain management, higher legal and accounting fees incurred in connection with the Company's fiscal 2000 audit and pending litigation (Note 9) and the loss incurred on the sale of Aspact (Note 6).

    INTEREST EXPENSE.  Interest expense increased approximately $393,500 to $593,100 for the three months ended December 31, 2000 compared with $199,600 for the same period a year ago. The increase primarily relates higher borrowings on the Company's credit facility during the period as well as the accrual of interest on the mandatorily preferred stock.

    INTEREST INCOME.  Interest income decreased approximately $27,400 to $43,800 for the three months ended December 31, 2000 compared to $71,200 for the same period a year ago. The decrease reflects the impact of the use of invested proceeds from the Company's March 2000 issuance of preferred stock during the period.

    INCOME TAXES.  The Company had a provision for foreign income taxes of approximately $13,300 for the three months ended December 31, 2000 compared to a benefit for federal, state and foreign income taxes of $0.6 million for the same period a year ago. The change reflects the impact of losses.

    NET LOSS.  The net loss increased by about $7.9 million to $6.9 million for the three months ended December 31, 2001 compared with net income of about $1 million for the same period a year ago. This loss was due primarily to the increase in General and Administrative expense of $2.8 million and the decrease in Gross Profit of about $5.7 million.

SIX MONTHS ENDED DECEMBER 31, 2000 AS COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1999

    The following discussion sets forth the historical results of operations and financial condition of the Company for the six months ended December 31, 2000 and 1999. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	Six Months Ended December 31,
	2000	1999
Revenues:
Products	66.8%	67.5%
Services	33.2	32.5

Total revenues	100.0	100.0

Cost of revenues:
Products(1)	87.8	70.1
Services(1)	92.2	76.7

Total cost of revenues	89.3	72.3

Gross profit	10.7	27.7

Operating expenses:
Research and development	1.8	2.1
Selling and marketing	10.7	8.5
General and administrative	38.5	11.2
Impairment charge	48.5	—

Total operating expenses	99.5	21.8

Income (loss) from operations	(88.8)	5.9
Interest expense	(2.4)	(1.0)
Interest income	0.5	0.3
Other income	—	—
Provision for income taxes	(0.1)	(2.0)
Cumulative effect of accounting change	2.3	—

Net income (loss)	(88.5)%	3.2%

(1)
Expressed as a percentage of related revenues, not of total revenues.

    REVENUES—PRODUCTS.  Revenues from Product sales decreased $6.1 million, or 20.4%, to $23.9 million for the six months ended December 31, 2000 compared to $30 million for the same period a year ago. As a percentage of total revenues, Product sales accounted for 66.8% and 67.5% for the six months ended December 31, 2000 and 1999, respectively. The decrease reflects the reaction of the marketplace to the problems being encountered by the Company in completing its filings and the possible delisting from Nasdaq continued impact of an industry wide slowdown for POS hardware resulting in fewer POS Product unit shipments by the Javelin division compared to the same period a year ago.

    REVENUES—SERVICES.  Revenues from Services decreased $2.6 million, or 17.7%, to $11.9 million for the six months ended December 31, 2000 compared to $14.4 million for the same period a year ago. As a percentage of total revenues, Services accounted for 33.2% and 32.5% for the six months ended December 31, 2000 and 1999, respectively. The decrease reflects the impact of one significant fiscal 1999 customer contract which ended in the first quarter of fiscal 2000.

    GROSS PROFIT.  Gross profit decreased $8.5 million, or 68.9%, to $3.8 million for the six months ended December 31, 2000 compared to gross profit of $12.3 million for the same period a year ago. The increase is comprised of the following:

	Six Months Ended December 31,		Increase/(Decrease)
	2000	1999	$	%
Products	$2.9	$9.0	$(6.1)	(67.7)%
Services	$0.9	$3.3	$(2.4)	(72.7)%

    The decrease in gross profit from products sales is primarily attributable to the overall decrease in the number of POS units sold through the Javelin division coupled with higher manufacturing costs, and an increase in inventory reserves of about $1.3 million due to a shift in product line which dictated the increasing of reserves on inventory of parts for lines to be discontinued. Gross profit from Services reflects the impact of lower margins associated with one significant customer contract obtained during fiscal 2000 coupled with higher fixed costs in relation to total revenues.

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased $0.3 million, or 34.4%, to $0.6 million for the six months ended December 31, 2000 compared to $1.0 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 1.8% and 2.1% for the six months ended December 31, 2000 and 1999, respectively. The decrease is primarily attributable to additional development costs and activities relating to the design of new products in 1999.

    SELLING AND MARKETING.  Selling and marketing expenses remained relatively the same for the six months ended December 31, 2000 and 1999. As a percentage of total revenues, selling and marketing expenses amounted to 10.7% and 8.5%, for the six months ended December 31, 2000 and 1999, respectively.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased $8.8 million, or 177.5%, to $13.8 million for the six months ended December 31, 2000 compared to $5.0 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 38.5% and 11.2%, for the six months ended December 31, 2001 and 2000, respectively. The increase is due to an increase in general and administrative expenses associated with ASP services of $4.8 million, the full year impact of goodwill amortization associated with fiscal 1999 and 2000 acquisitions, severance costs associated with the termination of certain management, higher legal and accounting fees incurred in connection with the Company's fiscal 2000 audit and pending litigation (Note 9), an increase in reserves for doubtful accounts of $1.0 million, approximately $750,000 of which related to the ASP services business portion which was disposed of in March 2001, and the loss incurred on the sale of Aspact (Note 6).

    IMPAIRMENT CHARGE.  An impairment charge of $17,366,000 was recorded to write off goodwill relating to DTI and Monument.

    INTEREST EXPENSE.  Interest expense increased $417,700 to $847,000 for the six months ended December 31, 2000 compared with $429,300 for the same period a year ago. The increase is due primarily to the accrual of interest relating to the mandatory redeemable preferred stock.

    INTEREST INCOME.  Interest income increased $30,500 to $181,300 for the six months ended December 31, 2000 compared to $150,800 for the same period a year ago. The increase primarily reflects the impact of interest earned on invested proceeds from the Company's February 2000 preferred stock offering.

    INCOME TAXES.  Provision for federal, state and foreign income taxes decreased $870,200 to $44,200 for the six months ended December 31, 2000 compared to $914,400 for the same period a year ago. The decrease is attributable to the overall decrease in income before income taxes of $30 million.

    NET LOSS.  Net loss increased by about $33.1 million to $31.6 million for the six month period ended December 31, 2001 compared with net income of about $1.4 million for the same period a year ago. This loss was due primarily to the impairment of goodwill of $17.4 million, the increase in General and Administrative expense of about $8.8 million, and the drop in Gross Profit of about $8.5 million.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expired in June 2001 consisted of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The credit facility contains a .50% per annum unused line of credit fee, which is based on the difference between the borrowing capacity and outstanding balance. Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 13.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due in June 2001. At December 31, 2000, borrowings outstanding under the term loan amounted to $0. The Company is not permitted to pay cash dividends to common stockholders under the terms of the credit facility without approval of the unrelated financial institution. Under the terms of the credit facility, the Company is permitted to borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined in the loan documents) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (11.5% as of December 31, 2000). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. At December 31, 2000, borrowings outstanding under the line of credit amounted to $1,850,600. The credit facility contains certain restrictive financial and non-financial covenants. The Company is required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, the Company was in default of certain covenants. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65%, and limiting borrowings at that time to approximately $3,538,000. The term loan was repaid in full in December 2000. At December 31, 2000, the Company continued in default of the covenants mentioned above. In March 2001, the Company entered into a forbearance agreement with the lender which further limited the borrowings to $1,375,000 and provided for a weekly reduction in the availability. This agreement expired on June 8, 2001 and the line of credit was repaid in full on May 14, 2001.

    In May 2001, the Company signed a letter of intent for a proposed secured discretionary credit facility not to exceed $2,300,000. The availability of such facility is subject to the successful completion of due diligence procedures by the proposed lender and the negotiation and execution of related loan documents. No assurances can be given that the proposed line of credit will be obtained by the Company.

    Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.8% at December 31, 2000). The credit facility was renewed in October 2000 and expires in August 2001. As of December 31, 2000, borrowings outstanding under the line amounted to $777,200. Availability under the line at December 31, 2000 totaled $1.7 million. Borrowings under the line are restricted to the operations of Jade and may not be used to support other operations of the Company.

    In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bears interest at 1.75% over the lenders Base Rate.

This facility expires in August 2001. Availability under the line at December 31, 2000 totaled $0. Borrowings under the line are restricted to the operations of Javelin Europe and may not be used to support other operations of the Company.

    In June 2001, Javelin Australia was in the process of concluding a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility is cancellable on 30 days notice by either parties. The agreement provides for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line are restricted to the operations of Javelin Australia and may not be used to support other operations of the Company.

    In March 2000, the Company completed a private placement in which the Company sold an aggregate of 10,000 shares of Series A Mandatory Redeemable and Convertible Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of common stock of the Company at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of Aspeon Solutions, Inc. ("Aspeon Solutions"), a wholly-owned subsidiary of the Company, at an exercise price of $5.00 per share. Proceeds to the Company amounted to $9,568,400, net of $431,600 in issuance costs.

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

    As of December 31, 2000, the Company had cash and cash equivalents of $1.4 million and negative working capital of $5.2 million. Cash used in operating activities for the six months ended December 31, 2000 amounted to approximately $6.3 million and consisted primarily of the Company's net loss as affected by non cash charges and decreases in accounts payable, accrued expenses, accounts receivable and inventory. Cash provided from investing activities for the six months ended December 31, 2000 amounted to $297,800 and consisted primarily of cash received from proceeds from sale of investments and repayment of the Promissory Notes from related parties. Cash used in financing activities for the six months ended December 31, 2000 amounted to approximately $1.5 million and consisted primarily of the preferred stock dividends paid and principal payments on capital leases, lines of credit and notes payable.

    The Company sustained significant losses during the year ended June 30, 2000 and the six months ended December 31, 2000 and has experienced negative cash flows from operations since its inception. At December 31, 2000, the Company's balance of cash and cash equivalents and short-term investments was $1,362,400 and $0, respectively, compared to $8,853,200 and $1,025,200 at June 30, 2000. At December 31, 2000, the Company has a $5,206,400 working capital deficit and a $2,833,300 deficit in tangible net worth. At June 30, 2000, the Company was in default of certain non-financial covenants related to its credit facility (Note 3). In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65% and limiting outstanding borrowings to approximately $3,538,000. The credit facility expired in June 2001. In October 2000, the Company received a notice of default from the Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see Note 4). The Company is also delinquent in the payment of various of its trade payables. These matters, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

    At July 1, 2000 and December 31, 2000, the Company had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. The Company issued these derivatives as an incentive to the Preferred Stockholder to execute the transaction on March 8, 2000 discussed in Note 4. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $0 at March 8, 2000, June 30, 2000 and December 31, 2000, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and December 31, 2000, respectively. The Company does not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, the Company has no derivatives designated as hedging instruments.

    The Company recorded a pre- and after-tax increase to income of $817,600 for the cumulative offset at July 1, 2000 for the adoption of SFAS No. 133. For the six months ended December 31, 2000, derivative gains of $133,000 are included in other income.

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

FOREIGN CURRENCY

    The Company has subsidiary operations in Australia, Singapore and the United Kingdom and accordingly, the Company is exposed to translation and transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency of the Australian dollar in Australia, the Singapore dollar in Singapore and the British Pound in the United Kingdom, as its functional currency in those countries. Translation adjustments resulting from translating foreign currency financial statements into U.S. dollars were a gain of $29,600, a loss of $49,700, a loss of $4,500, and a loss of $105,100 for the three and six months ended December 31, 2000 and 1999, respectively. To date, the Company has not experienced material transaction gains or losses due to the limited number of transactions denominated in other than the functional currency of the respective subsidiary operation. Under current market conditions, the Company believes that its foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

    The Company's domestic line of credit bears interest based upon the default interest rate of 13.25% as of December 31, 2000. At December 31, 2000, borrowings under the line of credit amounted to $1,850,600.

    As of December 31, 2000, Jade had a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.8% at December 31, 2000). Outstanding borrowings under the line amounted to $777,200 with approximately $1 million available for future borrowings at December 31, 2000.

    If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $31,000 for a one year period, assuming that the debt amount outstanding remained equal to the balance outstanding at December 31, 2000.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

    In August 2000, the holders of 150 shares of Preferred Stock of the Company converted such shares into 53,054 shares of the common stock of the Company at a per share conversion price of $2.85. The issuance of common stock of the Company was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (b)
  Reports on Form 8-K filed during the quarter ended December 31, 2000.

    On October 11, 2000, the Company filed with the Securities and Exchange Commission a report on Form 8-K reporting that the Company would require additional time to file its Form 10-K for the fiscal year ended June 30, 2000 and that the Nasdaq Stock Market halted trading of the common stock of the Company pending receipt of additional information.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEON, INC.
June 27, 2001 Date	/s/ RICHARD P. STACK Richard P. Stack Chief Executive Officer and President
June 27, 2001 Date	/s/ DONALD W RUTHERFORD Donald W Rutherford Secretary of Aspeon, Inc. and Chief Financial Officer (Principal Financial Officer)

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES