Form 10-Q
period 2001-03-31
ASPEON INC
filed 2001-06-27
CIK 1021917

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001

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

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ASPEON, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2001	June 30, 2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$550,500	$8,853,200
Investments	—	1,025,200
Accounts receivable, net	10,577,400	12,856,000
Inventories, net	10,151,700	20,666,300
Income taxes receivable	300,000	2,713,700
Prepaid expenses and other current assets	855,100	1,955,600

Total current assets	22,434,700	48,070,000
Property and equipment, net	4,932,200	5,525,900
Goodwill, net	15,059,900	36,627,700
Other intangible assets	—	782,200
Other assets, net	1,124,600	777,700

Total assets	$43,551,400	$91,783,500

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES, AND STOCKHOLDERS' EQUITY
Current liabilities:
Lines of credit	$1,819,300	$3,189,000
Mandatorily redeemable preferred stock (in default)	13,267,400	—
Accounts payable	9,053,700	10,598,600
Accrued expenses	3,721,100	7,249,200
Current maturities of long-term debt	310,100	1,037,600
Purchase price payable for acquisitions	2,124,200	—
Customer deposits	406,700	1,226,900
Deferred revenues	1,628,100	1,545,900

Total current liabilities	32,330,600	24,847,200

Long-term debt, net of current portion	689,000	305,200
Purchase price payable for acquisitions	—	1,868,200
Other	35,700	277,400

Total liabilities	33,055,300	27,298,000

Mandatorily redeemable Series A preferred stock, $0.01 par value, 10,000 authorized, 9,850 and 10,000 issued and outstanding at March 31, 2001 and June 30, 2000, respectively (liquidation value of $12,851,900)(in default) (Classified as a current liability	—	6,042,100
Mandatorily redeemable warrants	3,426,600	3,426,600
Mandatorily redeemable minority interest warrants	—	867,300

	3,426,600	10,336,000

Stockholders' equity:
Preferred stock, $0.01 par value, 990,000 authorized (1,000,000 authorized, net of 10,000 designated as mandatorily redeemable stock); none issued and outstanding	—	—
Common stock, $0.01 par value: 20,000,000 authorized; 9,436,215 and 9,383,161 issued and outstanding (2001 includes 200,000 shares held in treasury)	94,400	93,800
Additional paid in capital	65,143,600	65,049,500
Treasury stock	(60,000)	—
Accumulated deficit	(56,498,000)	(10,025,900)
Accumulated other comprehensive loss	(1,610,500)	(967,900)

Total stockholders' equity	7,069,500	54,149,500

Total liabilities, mandatorily redeemable securities, and stockholders' equity	$43,551,400	$91,783,500

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenues:
Products	$10,137,400	$13,703,100	$34,042,900	$43,726,400
Services	4,562,800	5,666,600	16,430,300	20,092,900

Total revenues	14,700,200	19,369,700	50,473,200	63,819,300

Cost of revenues:
Products	9,751,500	10,353,100	30,751,200	31,648,900
Services	3,249,900	4,769,400	14,191,500	15,597,700

Total cost of revenues	13,001,400	15,122,500	44,942,700	47,246,600

Gross profit	1,698,800	4,247,200	5,530,500	16,572,700

Operating expenses:
Research and development	325,900	540,100	971,400	1,523,700
Selling and marketing	1,515,900	1,918,700	5,331,100	5,681,500
General and administrative	5,270,800	4,114,200	19,056,100	9,081,500
Impairment charge	2,664,900	—	20,030,900	—

Total operating expenses	9,777,500	6,573,000	45,389,500	16,286,700

Income (loss) from operations	(8,078,700)	(2,325,800)	(39,859,000)	286,000
Interest expense	(732,300)	(198,600)	(1,579,300)	(627,900)
Interest income	29,800	88,600	211,100	239,400
Other income (expense)	1,162,100	(4,700)	1,188,800	6,500

Loss before income taxes and cumulative effect of accounting change	(7,619,100)	(2,440,500)	(40,038,400)	(96,000)
Income tax (expense) benefit	(162,800)	951,800	(207,000)	37,400

Loss before cumulative effect of accounting change	(7,781,900)	(1,488,700)	(40,245,400)	(58,600)
Cumulative effect of accounting change (net of income taxes of $0)	—	—	817,600	—

Net loss	(7,781,900)	(1,488,700)	(39,427,800)	(58,600)
Accretion of mandatorily redeemable Series A Preferred stock discount and dividends	(147,800)	(5,441,900)	(7,044,300)	(5,441,900)

Net loss available to common stockholders	$(7,929,700)	$(6,930,600)	$(46,472,100)	$(5,500,500)

Basic loss per share:
Before cumulative effect of accounting change	$(0.84)	$(0.75)	$(5.02)	$(0.61)
Cumulative effect of accounting change	—	—	0.09	—

Net loss	$(0.84)	$(0.75)	$(4.93)	$(0.61)

Diluted loss per share:
Before cumulative effect of accounting change	$(0.84)	$(0.75)	$(5.02)	$(0.61)
Cumulative effect of accounting change	—	—	0.09	—

Net loss	$(0.84)	$(0.75)	$(4.93)	$(0.61)

Shares used in computing loss per common share:
Basic	9,436,215	9,268,478	9,436,215	9,060,863

Diluted	9,436,215	9,268,478	9,436,215	9,060,863

Other comprehensive loss and its components consist of the following:
Net loss	$(7,781,900)	$(1,488,700)	$(39,427,800)	$(58,600)
Foreign currency translation adjustment, net of tax	(592,900)	(87,200)	(642,600)	(62,300)

Comprehensive loss	$(8,374,800)	$(1,575,900)	$(40,070,400)	$(120,900)

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2001	2000
OPERATING ACTIVITIES
Net loss	$(39,427,800)	$(58,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of accounting change	(817,600)	—
Depreciation and amortization	3,681,300	3,731,700
Warrant valuation adjustment	(137,800)	—
Amortization of deferred stock-based compensation	83,200	6,700
Gain on sale of assets	(1,252,900)	—
Impairment charge	20,030,900	—
Write-off of assets	324,100	—
Net change in allowance accounts	4,275,900	(291,000)
Penalty interest on Mandatorily Redeemable Preferred Stock	913,100	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(577,800)	2,313,700
Inventories	8,433,000	(2,273,800)
Income taxes receivable	2,413,700	(1,117,400)
Prepaid and other current assets	619,300	(867,500)
Other assets	(181,100)	33,000
Accounts payable	(1,317,300)	(1,509,900)
Accrued expenses and other liabilities	(3,381,100)	(51,600)
Income taxes payable	—	(1,517,400)
Customer deposits	(820,200)	452,000
Deferred revenues	190,300	552,700

Net cash used in operating activities	(6,948,800)	(597,400)

INVESTING ACTIVITIES
Purchases of equipment	(899,900)	(2,878,200)
Cash paid for purchased businesses	(427,000)	(6,105,400)
Proceeds from sale of assets	900,000	—
Proceeds from sale of investments	1,025,200	5,430,400
Notes advanced to related parties	(400,000)	—
Repayment of notes due from related parties	706,000	—

Net cash provided by (used in) investing activities	904,300	(3,553,200)

FINANCING ACTIVITIES
Net repayments under lines of credit	(839,600)	253,900
Repayment of notes payable	(574,100)	(607,600)
Principal payments on capital leases	(198,400)	—
Preferred stock dividend paid	(553,300)	9,568,400
Exercise of stock options	—	893,100

Net cash (used in) provided by financing activities	(2,165,400)	10,107,800
Effect of exchange rate changes on cash	(92,800)	(240,300)

Net decrease in cash and cash equivalents	(8,302,700)	5,716,900
Cash and cash equivalents at beginning of period	8,853,200	5,641,500

Cash and cash equivalents at end of period	$550,500	$11,358,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$144,600	$2,513,800

Interest paid	$829,500	$308,500

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:

Issuance of the Company's common stock for shares of Mandatorily Redeemable Series A Preferred Stock converted during the period—Note 5.

Accrued but unpaid dividends on Mandatorily Redeemable Series A Preferred Stock—Note 4.

Accretion Manditorily Redeemable Series A Preferred Stock—Note 4.

Capital lease obligations of approximately $739,000 were executed during the nine month period ended March 31, 2001 for certain office and computer equipment.

ASPEON, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock					Accumulated Other Comprehensive Loss
			Additional Paid In Capital	Treasury Stock	Accumulated Loss
	Shares	Amount					Total
BALANCE, JUNE 30, 2000	9,383,161	$93,800	$65,049,500	—	$(10,025,900)	$(967,900)	$54,149,500
Conversion of mandatorily redeemable preferred stock	53,054	600	94,100	—	—	—	94,700
Accretion of mandatorily redeemable preferred stock discount and dividends	—	—	—	—	(7,044,300)	—	(7,044,300)
Purchase of treasury stock	—	—	—	(60,000)	—	—	(60,000)
Comprehensive loss	—	—	—	—	(39,427,800)	(642,600)	(40,070,400)

BALANCE, MARCH 31, 2001	9,436,215	$94,400	$65,143,600	$(60,000)	$(56,498,000)	$(1,610,500)	$7,069,500

The accompanying notes are an integral part of these consolidated financial statements.

ASPEON, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company sustained significant losses during the year ended June 30, 2000 and the nine months ended March 31, 2001, and has experienced negative cash flows from operations since its inception. At March 31, 2001, the Company's balance of cash and cash equivalents and of short-term investments was $550,500 and $0, respectively, compared to $8,853,200 and $1,025,200 at June 30, 2000. At March 31, 2001, the Company has a $9,895,900 working capital deficit and a $7,989,600 deficit in tangible net worth. At June 30, 2000, the Company was in default of certain covenants related to its credit facility (Note 4). In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65% and limiting outstanding borrowings to approximately $3,538,000. The credit facility expired in June 2001. In October 2000, the Company received a notice of default from its Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see Note 5). The Company is also delinquent in the payments of various trade payables. These matters, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

    The Company's continued existence is dependent upon, among other factors, the Company's ability to return to profitability, the continued forbearance of the Company's lenders and creditors, the successful renegotiation of the terms of its Preferred Stock, the outcome of litigation filed against the Company, which alleges violations of the federal securities laws (Note 10), and the Company's ability to raise funds from additional debt and/or capital. Management has reduced its workforce and plans to further reduce expenditures. Management believes that such reductions, the securing of a new working capital borrowing facility, and funds expected to be generated from operations, will be sufficient to meet its expected short-term needs for working capital, exclusive of any obligation to redeem the Company's preferred stock as discussed in Note 5. However, there can be no assurance that sufficient cash flows will be generated by the Company to avoid the further depletion of its working capital, that the Company will successfully renegotiate the terms of its Preferred Stock, or that the outcome of the litigation will not have a material adverse impact on the Company's operations. Accordingly, management intends to obtain additional debt or private equity financing. There can be no assurance that additional debt or equity financing will be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

    These unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The unaudited consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of recorded assets or the amount of liabilities that might result from the outcome of these uncertainties.

RESERVES

    The Company retained reserves for doubtful accounts receivable totaling $2,775,000 (March 31, 2001) and $433,600 (June 30, 2000). In addition, the Company retained reserves for obsolete inventory totaling $2,084,400 (March 31, 2001) and $1,063,900 (June 30, 2000).

INVENTORIES

    Inventories at March 31, 2001 and June 30, 2000 consist primarily of point of sale computer hardware and components and are stated at the lower of cost (first-in, first-out) or market as follows:

	March 31, 2001	June 30, 2000
Raw materials	$5,711,200	$7,506,400
Work-in-process	351,700	110,400
Finished goods	4,088,800	13,049,500

	$10,151,700	$20,666,300

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

    The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill and other intangible asset balances over the remaining lives can be recovered through projected undiscounted cash flows of the related operations. The amount of goodwill impairment, if any, is measured based on projected discounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. At September 30, 2000, the Company recorded an impairment charge of $17,366,000. The provision includes charges for the write-off of $16,624,600 of goodwill associated with DTI and Monument and the write-off of the remaining $741,400 balance of other intangible assets. At March 31, 2001, the Company recorded an impairment charge of $2,664,900. The provision includes charges for the write-off of goodwill associated with RCS and the remaining goodwill of Monument.

ACCRUED SEVERANCE COSTS

    Included in accrued expenses as of June 30, 2000 is $3,900,000 of severance costs for nine senior management personnel terminated in June 2000. Such costs include payroll and related expenses, health benefits and $2,500,000 associated with the settlement of future contingent payments with the selling shareholder of RCS. The termination agreements provided for the extension of the exercise period to twenty-four months for previously granted stock options. The fair market value of the underlying common stock on the date the stock options were modified was less than the exercise price; accordingly, there was no impact to the consolidated statements of operations. In addition, the Company entered into consulting agreements with five of the terminated employees, in which a total of 200,000 Aspeon, Inc. stock options were granted with vesting periods of twenty-four months. The impact of these stock options to the consolidated financial statements was not material. As of March 31, 2001, there are no remaining accrued costs associated with these termination agreements.

    As of March 31, 2001, the remaining balance of accrued severance costs included in the accrued expenses is $354,000 which represents the remaining accrued costs incurred during the quarter ended December 31, 2000. Such costs include payroll, related expenses and health benefits for five terminations. Four of the termination agreements provided for the extension of the exercise period to ninety days for previously granted stock options. The fifth termination agreement provided for the extension of the exercise period to twenty-four months for previously granted stock options. The fair market value of the underlying common stock on the date the stock options were modified for all agreements was less than the exercise price; accordingly, there was no impact to the consolidated statements of operations.

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

    A reconciliation of basic and diluted net income (loss) per common share for the three and nine months ended March 31, 2001 and 2000 is as follows:

	Three Months Ended March 31, 2001		Three Months Ended March 31, 2000		Nine Months Ended March 31, 2001		Nine Months Ended March 31, 2000
	Basic	Diluted	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income (loss) available to common stockholders	$(7,929,700)	$(7,929,700)	$(6,930,600)	$(6,930,600)	$(46,471,300)	$(46,471,300)	$(5,500,500)	$(5,500,500)

Weighted average common shares outstanding available to common stockholders	9,436,215	9,436,215	9,268,478	9,268,478	9,436,215	9,436,215	9,060,863	9,060,863
Potential common shares for the exercise of stock options	—	—	—	—	—	—	—	—

Diluted weighted average common shares outstanding	9,436,215	9,436,215	9,268,478	9,268,478	9,436,215	9,436,215	8,957,059	9,060,863

Net income (loss) per common share	$(0.84)	$(0.84)	$(0.75)	$(0.75)	$(4.93)	$(4.93)	$(0.61)	$(0.61)

    For the three and nine months ended March 31, 2001 there was no difference between basic and diluted net loss per common share, as the Company incurred a net loss for the period. Net loss per common share for the three and nine months ended March 31, 2001 was computed by dividing net loss available to common stockholders by weighted average number of shares outstanding. Due to the net loss incurred by the Company for the three and nine months ended March 31, 2001, there were approximately 4.5 million Aspeon, Inc. stock options, 0.6 million Aspeon, Inc. warrants, and 1.9 million shares of Aspeon, Inc. stock issuable upon the potential conversion of the mandatorily redeemable preferred stock which are not included in the computation of diluted net loss per share, as their impact would be anti-dilutive.

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

    At July 1, 2000 and March 31, 2001, the Company had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. The Company issued these derivatives as an incentive to the preferred stockholder to execute the transaction on March 8, 2000 discussed in Note 5. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $0 at March 8, 2000, June 30, 2000 and March 31, 2001, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and September 30, 2000, respectively. The Company does not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, the Company has no derivatives designated as hedging instruments.

    The Company recorded a pre- and after-tax reduction to loss of $817,600 for the cumulative effect at July 1, 2000 for the adoption of SFAS No. 133. For the nine months ended March 31, 2001, derivative gains of $133,000 are included in other income.

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

    In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The adoption of this EITF did not have a material impact on the consolidated results of operations or financial position of the Company.

3.  LINES OF CREDIT AND LONG TERM DEBT

    At March 31, 2001, the Company had borrowings outstanding under a domestic line of credit facility and term loan amounting to $865,400 and $0 respectively. Furthermore, the Company has borrowings under capital equipment leases with principal balances outstanding at March 31, 2001 totaling $999,200.

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
  any Loan Reserves.

    Interest on the outstanding obligations accrued at the default interest rate of 13.25% per annum as of March 31, 2001.

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

    Jade has a line of credit facility of approximately $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.5% at March 31, 2001). The credit facility was renewed in October 2000 and expires in August 2001. At March 31, 2001, borrowings under the line amounted to approximately $656,700. Availability under the line at March 31, 2001 totaled $1.1 million. Borrowings under the line are restricted to the operations of Jade and may not be used to support other operations of the Company.

    In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bears interest at 1.75% over the lenders Base Rate. This facility expires in August 2001. At March 31, 2001, borrowings under the line amounted to $297,200. Availability under the line at March 31, 2001 totaled $327,700. Borrowings under the line are restricted to the operations of Javelin Europe and may not be used to support other operations of the Company.

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

    The Preferred Stock conversion price was less than the market value of the Company's common stock on the date of issuance; accordingly, the Company recorded a beneficial conversion feature equal to the difference between the conversion price and the fair value of the common stock, multiplied by the number of shares into which the Preferred Stock is convertible (intrinsic value). The resultant value was limited to the amount allocated to the Preferred Stock of $5,274,500 and was charged to retained earnings, to the extent available, and paid in capital on the issuance date, and increased the net loss available to common stockholders. The Preferred Stock discount that resulted from the allocation of the net proceeds to the other equity instruments issued is being accreted over the minimum period from the date of issuance to the date on which the Preferred Stock can first be redeemed at the Company's initiative (March 2002), and has increased the net loss available to common stockholders by $2,462,400 for the three and nine months ended March 31, 2001.

    The holder of the Preferred Stock ("Preferred Stockholders") has the following rights: i) the right of first offer for the subsequent sale of equity securities by the Company through March 2001, ii) the right to exchange Preferred Stock for equity securities subsequently issued by the Company, through September 2001, iii) the option to exchange the Preferred Stock for shares of the preferred stock of Aspeon Solutions following an initial public offering of that company and based on the trading volume of the company's common stock, as defined, and iv) registration rights for the shares of common stock issuable upon the conversion of the Preferred Stock.

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

    During the nine months ended March 31, 2001, the Company paid $553,400 in dividends to the Preferred Stockholder. As of March 31, 2001, the Company has accrued dividends of $40,000 that have been recorded as an increase to the Preferred Stock carrying value.

    The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and nine months ended March 31, 2001 are as follows:

	Three months Ended	Nine months Ended
	March 31, 2001
Discount accretion to stated face value	$—	$4,138,400
Premium on mandatory redemption accretion	—	2,462,400
Dividend recordation	147,800	443,500

	$147,800	$7,044,300

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

    For the three and nine month period ended March 31, 2001 the Company accrued default interest of $390,900 and $914,000, respectively, as calculated in accordance with the provisions of the preferred stock agreement as an increase to the preferred stock carrying value.

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

5.  STOCKHOLDERS' EQUITY

COMMON STOCK

    In August 2000, 150 shares of Preferred Stock plus accrued and unpaid dividends were converted into 53,054 shares of the Company's common stock valued at $94,700 (Note 5).

STOCK OPTIONS

Aspeon, Inc.

    The following stock option activity occurred during the nine months ended March 31, 2001:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,336,967	$8.11
Granted	2,878,800	4.08
Exercised	—	—
Canceled	(682,505)	4.03

Options outstanding, end of period	4,533,262	$6.17

    The above stock options were granted to employees of the Company at or above the fair market value of the Company's common stock at grant date. Consequently, according to APB 25 no compensation expense was booked for the nine months ended March 31, 2001.

ASPEON SOLUTIONS, INC. (a wholly-owned subsidiary)

    The following option activity occurred during the nine months ended March 31, 2001:

	Options	Weighted Average Exercise Price
Options outstanding, beginning of period	2,593,389	$1.52
Granted	455,500	5.00
Exercised	—	—
Canceled	(250)	4.00

Options outstanding, end of period	3,048,639	$2.04

    The above stock options were granted to employees of the Company at or above the fair market value of the Company's common stock at grant date. Consequently, according to APB 25 no compensation expense was booked for the nine months ended March 31, 2001 in connection with the grant of options.

6.  RELATED PARTY TRANSACTIONS

NOTE RECEIVABLE FROM RELATED PARTIES

    In August and September 1999, the Company executed two notes receivable with directors of the Company in the amounts of $116,000 and $80,000. These notes bear interest at 6.0% per annum. The $116,000 note receivable principal balance and accrued interest is due in August 2002 and is secured by a pledge of 39,000 shares of common stock in an entity other than the Company. The $80,000 note receivable is payable upon the sooner of: (a) the director's exercise of options to purchase 30,000 shares of the Company's common stock used as collateral for the loan or (b) September 2002. The principal and the interest of the $80,000 note was paid in full in November 2000. At March 31, 2001, the $116,000 note receivable and related interest was outstanding.

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

SALE OF ASPACT

    In August 2000, the Company executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000, which is reflected in other assets in the consolidated balance sheet, is payable to the Company in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized for the nine months ended March 31, 2001. In the event the Purchaser consummates an initial public offering or disposes of all or substantially all of Aspact's common stock, the Purchaser will be required to pay: a) the unpaid balance of the initial consideration and b) 50% of the net proceeds received from the initial public offering less the amount paid under a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of the Company.

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

    The table below presents information about reportable segments as of and for the three and nine month periods ended March 31, 2001 and 2000:

	POS Products	Solution Services	ASP Services	Total
Three month periods ended March 31:
2001
Revenues	$5,641,000	$8,528,200	$1,462,300	$15,631,500
Net loss	$(3,495,300)	$(305,300)	$(4,122,900)	$(7,923,500)
Total assets	$13,159,800	$25,704,000	$4,687,600	$43,551,400
2000
Revenues	$13,359,500	$7,635,700	$3,022,800	$24,018,000
Net income (loss)	$(611,400)	$(314,300)	$(493,000)	$(1,418,700)
Total assets	$70,189,200	$15,986,700	$5,607,600	$91,783,500
Nine month periods ended March 31:
2001
Revenues	$23,777,100	$24,714,700	$6,731,500	$55,223,300
Net loss	$(10,344,900)	$(1,821,000)	$(26,649,600)	$(38,815,500)
Total assets	$13,159,800	$25,704,000	$4,687,600	$43,551,400
2000
Revenues	$42,450,900	$22,762,900	$10,530,800	$75,744,600
Net income (loss)	$437,700	$(31,300)	$(122,100)	$284,300
Total assets	$70,189,200	$15,986,700	$5,607,600	$91,783,500

    A reconciliation of total segment revenues to total consolidated revenues and of total segment net income (loss) to total consolidated net income (loss) for the three and nine month periods ended March 31, 2001 and 2000 are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Revenues:
Total segment revenues	$15,631,500	$24,018,000	$55,223,300	$75,744,600
Elimination of inter-segment revenues	(931,300)	(4,648,300)	(4,750,100)	(11,925,300)

Consolidated revenues	$14,700,200	$19,369,700	$50,473,200	$63,819,300

Net income (loss):
Total segment net income (loss)	$(7,923,500)	$(1,418,700)	$(38,815,500)	$284,300
Elimination of inter-segment gross profit, net of income taxes	(141,600)	153,200	(612,300)	370,800
Elimination of non-segment expenses, net of income taxes	—	(223,200)		(713,700)

Consolidated net loss	$(7,781,900)	$(1,488,700)	$(39,427,800)	$(58,600)

    Specified items included in segment profit/loss for the three and nine month periods ended March 31, 2001 and 2000:

	POS Products	Solution Services	ASP Services	Total
Three months ended March 31:
2001
Interest expense	$(640,400)	$(42,200)	$(49,700)	$(732,300)
Interest income	$8,400	$4,200	$17,200	$29,800
Depreciation and amortization expense	$(301,200)	$(278,900)	$(421,500)	$(1,001,600)
Impairment charges	$—	$—	$(2,664,900)	$(2,664,900)
Income tax expense	$(42,000)	$(120,800)	$—	$(162,800)
Expenditures for additions to long-lived assets	$—	$—	$—	$—
2000
Interest expense	$(184,900)	$(10,500)	$(3,200)	$(198,600)
Interest income	$72,400	$—	$16,200	$88,600
Depreciation and amortization expense	$(255,400)	$(295,800)	$(908,300)	$(1,459,500)
Income tax (expense) benefit	$1,382,200	$(197,500)	$(232,900)	$951,800
Expenditures for additions to long-lived assets	$(208,400)	$(203,700)	$(5,244,700)	$(5,656,800)
Nine months ended March 31:
2001
Interest expense	$(1,432,000)	$(97,500)	$(49,800)	$(1,579,300)
Interest income	$141,100	$23,300	$46,700	$211,100
Depreciation and amortization expense	$(879,500)	$(856,300)	$(1,945,500)	$(3,681,300)
Impairment charges	$—	$—	$(20,030,900)	$(20,030,900)
Income tax (expense) benefit	$89,900	$(296,900)	$—	$(207,000)
Expenditures for additions to long-lived assets	$(102,500)	$(157,400)	$(640,000)	$(899,900)
2000
Interest expense	$(600,200)	$(22,600)	$(5,100)	$(627,900)
Interest income	$229,600	(6,400)	16,200	$239,400
Depreciation and amortization expense	$(733,900)	$(807,700)	$(2,114,600)	$(3,656,200)
Income tax (expense) benefit	$1,035,500	$(510,500)	$(487,600)	$37,400
Expenditures for additions to long-lived assets	$(1,045,500)	$(927,000)	$(9,785,000)	$(11,757,500)

    Revenues and long-lived asset information by geographic area as of and for the three and nine month periods ended March 31, 2001 and 2000:

	United States	Europe	Asia	Australia	Total
Three months ended March 31:
2001
Revenues	$8,028,100	$5,989,900	$(19,300)	$701,500	$14,700,200
Long-lived assets	$4,387,800	$521,100	$1,091,000	$58,000	$6,057,900
2000
Revenues	$12,710,200	$5,617,600	$479,500	$562,400	$19,369,700
Long-lived assets	$4,873,500	$281,500	$1,195,200	$132,300	$6,482,500
Nine months ended March 31:
2001
Revenues	$30,580,400	$17,635,400	$236,000	$2,021,400	$50,473,200
Long-lived assets	$4,387,800	$521,100	$1,091,000	$58,000	$6,057,900
2000
Revenues	$41,595,000	$18,594,700	$1,732,500	$1,897,200	$63,819,400
Long-lived assets	$4,873,500	$281,500	$1,195,200	$132,300	$6,482,500

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

PURCHASE PRICE PAYABLE FOR ACQUISITIONS

    Pursuant to the purchase of all the outstanding capital stock of DTI and SB in April 1999, the Company agreed to make certain additional payments to the selling shareholders amounting to $1,000,000 in value (as defined in the Stock Purchase Agreement, the "DTI Agreement") of common stock of the Company. The stock was issuable in two tranches amounting to $250,000 by January 31, 2000 and $750,000 by April 31, 2000 upon the satisfaction of certain milestones which had been achieved. The Company is delinquent on the required issuance of 100,679 shares of common stock calculated as defined in the DTI Agreement. The agreement provided no remedies for non-performance by the parties.

    Pursuant to the terms of purchase of all the outstanding share capital of RGB Trinet Limited and Jade Communications Limited, the Company entered into an "Earn-Out Agreement" amounting to $1,908,500 in cash and $867,400 in shares of the Company's common stock payable in three tranches in April, June and October 2000. At March 31, 2001, an amount of approximately $1,124,200 was outstanding, including the issuance of 276,200 shares of common stock, calculated as defined by the agreement. By October 2000, the Company is delinquent on all outstanding required cash payments and stock issuances. The Company is attempting to negotiate settlement of the amounts owed. The agreement provided no remedies for non-performance by the parties.

    Because certain of the payments and the delivery of some of the common shares under these agreements have not been made, at March 31, 2001 the amounts outstanding pursuant to the purchase agreements of $2,124,200 were classified as a current liability.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    The following discussion sets forth the historical results of operations and financial condition of the Company for the three months ended March 31, 2001 and 2000. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2001	2000
Revenues:
Products	69.0%	70.8%
Services	31.0	29.2

Total revenues	100.0	100.0

Cost of revenues:
Products(1)	96.2	75.6
Services(1)	71.2	84.2

Total cost of revenues	88.4	78.1

Gross profit	11.6	21.9

Operating expenses:
Research and development	2.2	2.8
Selling and marketing	10.3	9.9
General and administrative	35.9	21.2
Impairment	18.1	—

Total operating expenses	66.5	33.9

Income (loss) from operations	(54.9)	(12.0)
Interest expense	(5.0)	(1.0)
Interest income	0.2	0.3
Other income	7.9	—
Provision for income taxes	(1.1)	4.9

Net income (loss)	(52.9)%	(7.6)%

(1)
Expressed as a percentage of related revenues, not of total revenues.

    REVENUES—PRODUCTS.  Revenues from Product sales decreased by $3.6 million, or 26.0%, to $10.1 million for the three months ended March 31, 2001 compared to $13.7 million for the same period a year ago. As a percentage of total revenues, Product sales accounted for 69.0% and 70.7% for the three months ended March 31, 2001 and 2000, respectively. The decrease reflects the reaction of the marketplace to the problems being encountered by the Company in completing its filings, the possible delisting from Nasdaq and continued impact of an industry wide slowdown for POS hardware resulting in fewer POS Product unit shipments by the Javelin division compared to the same period a year ago.

    REVENUES—SERVICES.  Revenues from Services decreased $1.1 million, or 19.5%, to $4.6 million for the three months ended March 31, 2001 compared to $5.7 million for the same period a year ago. As a percentage of total revenues, Services accounted for 31.0% and 29.3% for the three months ended March 31, 2001 and 2000, respectively. The decrease primarily reflects the continued impact of the drop in customer confidence in the Company's ability to support its products.

    GROSS PROFIT.  Gross profit decreased $2.5 million, or 60.0%, to $1.7 million for the three months ended March 31, 2001 compared with $4.2 million for the same period a year ago. The decrease is comprised of the following:

	Three Month Ended March 31,		Increase/ (Decrease)
	2001	2000	$	%
	(Dollars in Millions)
Products	$0.4	$3.4	$(3.0)	(88.5)%
Services	$1.3	$0.9	$0.4	46.3%

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

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased $0.2 million, or 39.7%, to $0.3 million for the three months ended March 31, 2001 compared to $0.5 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 2.1% and 2.8% for the three months ended March 31, 2001 and 2000, respectively. The decrease primarily relates to higher hardware development costs incurred in fiscal 2000 associated with Javelin's Viper POS Product.

    SELLING AND MARKETING.  Selling and marketing expenses decreased approximately $0.4 million, or 21.0%, to $1.5 million the three months ended March 31, 2001 compared to $1.9 million for the same period a year ago. As a percentage of total revenues, selling and marketing expenses amounted to approximately 10.3% and 9.9% for the three months ended March 31, 2001 and 2000, respectively. The decrease primarily reflects the decrease in sales commission expense due to the decrease in revenue.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased approximately $1.2 million, or 28.1%, to $5.3 million for the three months ended March 31, 2001 compared to $4.1 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 35.9% and 21.2%, for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily attributable to infrastructure costs, including payroll and related taxes, travel, rent and utilities associated with the ASP Services business, the full year impact of goodwill amortization associated with fiscal 1999 and 2000 acquisitions, severance costs associated with the termination of certain management, higher legal and accounting fees incurred in connection with the Company's fiscal 2000 audit and pending litigation (Note 9), an increase in reserves for doubtful accounts of $0.3 million, approximately $750,000 of which related to the ASP services business portion which was disposed of in March 2001, and the loss incurred on the sale of Aspact (Note 6).

    IMPAIRMENT CHARGE.  An impairment charge of $2,664,900 was recorded relating to the goodwill write off of RCS and and the remaining goodwill of Monument.

    INTEREST EXPENSE.  Interest expense increased approximately $533,700 to $732,300 for the three months ended March 31, 2001 compared with $198,600 for the same period a year ago. The increase primarily relates higher borrowings on the Company's credit facility during the period as well as the accrual of interest on the mandatorily preferred stock.

    INTEREST INCOME.  Interest income decreased approximately $58,800 to $29,800 for the three months ended March 31, 2001 compared to $88,600 for the same period a year ago. The decrease reflects the impact of the use of invested proceeds from the Company's March 2000 issuance of preferred stock during the period.

    OTHER INCOME.  Other income increased by about $1.2 million to $1.2 million for the three months ended March 31, 2001 compared to Other loss of $4,700 for the same period a year ago. This increase reflects primarily the gain on sale of Teneo of $432,000 and the gain on sale of certain assets of DTI of $820,900.

    INCOME TAXES.  The Company had a provision for foreign income taxes of approximately $162,800 for the three months ended March 31, 2001 compared to a benefit for federal, state and foreign income taxes of $1.0 million for the same period a year ago. The change reflects the impact of losses.

    NET LOSS.  Net loss increased by about $6.3 million to $7.8 million for the three months ended March 31, 2001 compared to net loss of $1.5 million for the same period a year ago. The increase is due primarily to impairment of goodwill for about $2.7 million, the decrease in Gross Profit of about $2.5 million and the increase in General and Administrative expense of about $0.5 million.

NINE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

    The following discussion sets forth the historical results of operations and financial condition of the Company for the nine months ended March 31, 2001 and 2000. The following table sets forth certain statements of operations data as a percentage of total revenues for the periods indicated:

	Nine Months Ended March 31,
	2001	2000
Revenues:
Products	67.4%	68.5%
Services	32.6	31.5

Total revenues	100.0	100.0

Cost of revenues:
Products(1)	94.5	72.4
Services(1)	77.7	77.6

Total cost of revenues	89.0	74.0

Gross profit	11.0	26.0

Operating expenses:
Research and development	1.9	2.4
Selling and marketing	10.6	8.9
General and administrative	37.8	14.2
Impairment charge	39.7	—

Total operating expenses	90.0	25.5

Income (loss) from operations	(79.0)	0.5
Interest expense	(3.1)	(1.0)
Interest income	0.4	0.4
Other income	2.4	—
Provision for income taxes	(0.4)	(0.1)
Cumulative effect of accounting change	1.6	—

Net income (loss)	(78.1)%	(0.2)%

(1)
Expressed as a percentage of related revenues, not of total revenues.

    REVENUES—PRODUCTS.  Revenues from Product sales decreased $9.7 million, or 22.1%, to $34.0 million for the nine months ended March 31, 2001 compared to $43.7 million for the same period a year ago. As a percentage of total revenues, Product sales accounted for 67.4% and 68.5% for the nine months ended March 31, 2001 and 2000, respectively. The decrease reflects the reaction of the marketplace to the problems being encountered by the Company in completing its filings with the Securities and Exchange Commission, the possible delisting from Nasdaq and the continued impact of an industry wide slowdown for POS hardware resulting in fewer POS Product unit shipments by the Javelin division compared to the same period a year ago.

    REVENUES—SERVICES.  Revenues from Services decreased $3.7 million, or 18.2%, to $16.4 million for the nine months ended March 31, 2001 compared to $20.1 million for the same period a year ago. As a percentage of total revenues, Services accounted for 32.6% and 31.5% for the nine months ended March 31, 2001 and 2000, respectively. The decrease reflects the impact of one significant fiscal 1999 customer contract which ended in the first quarter of fiscal 2000.

    GROSS PROFIT.  Gross profit decreased $11.1 million, or 66.6%, to $5.5 million for the nine months ended March 31, 2001 compared to gross profit of $16.6 million for the same period a year ago. The increase is comprised of the following:

	Nine Months Ended March 31,		Increase/ (Decrease)
	2001	2000	% $
Products	$1.9	$12.1	$(10.2)(84.5)%
Services	$3.7	$4.5	$(0.8)(18.5)%

    The decrease in gross profit from products sales is primarily attributable to the overall decrease in the number of POS units sold through the Javelin division coupled with higher manufacturing costs and an increase in inventory reserves of about $1.3 million due to a shift in product line which dictated the increasing of reserves on inventory of parts for lines to be discontinued. Gross profit from services reflects the impact of lower margins associated with one significant customer contract obtained during fiscal 2000 coupled with higher fixed costs in relation to total revenues.

    RESEARCH AND DEVELOPMENT.  Research and development expenses decreased $0.5 million, or 36.2%, to $1.0 million for the nine months ended March 31, 2001 compared to $1.5 million for the same period a year ago. As a percentage of total revenues, research and development expenses amounted to 1.9% and 2.4% for the nine months ended March 31, 2001 and 2000, respectively. The decrease is primarily attributable to additional development costs and activities relating to the design of new products in 2000.

    SELLING AND MARKETING.  Selling and marketing expenses remained relatively the same for the nine months ended March 31, 2001 and 2000. As a percentage of total revenues, selling and marketing expenses amounted to 10.6% and 8.9%, for the nine months ended March 31, 2001 and 2000, respectively.

    GENERAL AND ADMINISTRATIVE.  General and administrative expenses increased $10.0 million, or 109.8%, to $19.1 million for the nine months ended March 31, 2001 compared to $9.1 million for the same period a year ago. As a percentage of total revenues, general and administrative expenses amounted to 37.8% and 14.2%, for the nine months ended March 31, 2001 and 2000, respectively. The increase is due to an increase in general and administrative expenses associated with ASP services of $4.8 million, the full year impact of goodwill amortization associated with fiscal 1999 and 2000 acquisitions, severance costs associated with the termination of certain management, higher legal and accounting fees incurred in connection with the Company's fiscal 2000 audit and pending litigation (Note 9), an increase in reserves for doubtful accounts of $1.0 million, approximately

$750,000 of which related to the ASP services business portion which was disposed of in March 2001, and the loss incurred on the sale of Aspact (Note 6).

    IMPAIRMENT CHARGE.  An impairment charge of $20,030,900 was recorded relating to the goodwill write off of RCS, DTI and Monument.

    INTEREST EXPENSE.  Interest expense increased $951,400 to $1,579,300 for the nine months ended March 31, 2001 compared with $627,900 for the same period a year ago. The increase is due primarily to the accrual of interest relating to the mandatory redeemable preferred stock.

    INTEREST INCOME.  Interest income decreased $28,400 to $211,000 for the nine months ended March 31, 2001 compared to $239,400 for the same period a year ago. The increase primarily reflects the impact of interest earned on invested proceeds from the Company's February 2000 preferred stock offering.

    OTHER INCOME.  Other income increased by about $1.2 million to $1.2 million for the nine months ended March 31, 2001 compared to $6,500 for the same period a year ago. This increase reflects primarily the gain on sale of Teneo of $432,000 and the gain on sale of certain assets of DTI of $820,900.

    INCOME TAXES.  Provision for federal, state and foreign income taxes increased $244,300 to $206,900 for the nine months ended March 31, 2001 compared to the benefit of $37,400 for the same period a year ago. The increase is attributable to the impact of the Company's net losses in 2001.

    NET LOSS.  Net loss increased by about $39.4 million to $39.4 million for the nine months ended March 31, 2001 compared to net loss of $58,600 for the same period a year ago. The increase is due primarily to impairment of goodwill for about $20 million, the decrease in Gross Profit of about $12.3 million and the increase in General and Administrative expense of about $10 million.

LIQUIDITY AND CAPITAL RESOURCES

    In June 1998, the Company and its U.S. subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility expired in June 2001 and consists of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The credit facility contains a .50% per annum unused line of credit fee, which is based on the difference between the borrowing capacity and outstanding balance. Borrowings under the term loan are collateralized by substantially all of the assets of the Company, bear interest at 15.65% per annum and are repayable at $25,000 per month with all unpaid principal and interest due in June 2001. At March 31, 2001, borrowings outstanding under the term loan amounted to $0. The Company is not permitted to pay cash dividends to common stockholders under the terms of the credit facility without approval of the unrelated financial institution. Under the terms of the credit facility, the Company is permitted to borrow up to 80% of eligible accounts receivable (as defined in the loan documents) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (13.25% as of March 31, 2001). Borrowings under the line of credit are collateralized by substantially all the assets of the Company. At March 31, 2001, borrowings outstanding under the line of credit amounted to $865,000. The credit facility contains certain restrictive financial and non-financial covenants. The Company is required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, the Company was in default of certain covenants. In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65%, and limiting borrowings at that time to approximately $3,538,000. The term loan was repaid in full in December 2000. At March 31, 2001, the Company continued in default of the covenants mentioned above. In March 2001, the Company entered into a forbearance agreement with the lender which further limited the borrowings to $1,375,000 and provided for a weekly reduction in the availability. This agreement expired on June 8, 2001 and the line of credit was repaid in full on May 14, 2001.

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

    Jade has a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.5% at March 31, 2001). The credit facility was renewed in October 2000 and expires in August 2001. As of March 31, 2001, borrowings outstanding under the line amounted to $656,700. Availability under the line at March 31, 2001 totaled $1.1 million. Borrowings under the line are restricted to the operations of Jade and may not be used to support other operations of the Company.

    In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bears interest at 1.75% over the lenders Base Rate. This facility expires in August 2001. Availability under the line at March 31, 2001 totaled $327,700. Borrowings under the line are restricted to the operations of Javelin Europe and may not be used to support other operations of the Company.

    In June 2001, Javelin Australia was in process of completing a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility will be cancelable on 30 days notice by either party. The agreement will provide for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line are restricted to the operations of Javelin Australia and may not be used to support other operations of the Company.

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

    As of March 31, 2001, the Company had cash and cash equivalents of $550,000 and negative working capital of $9.9 million. Cash used in operating activities for the nine months ended March 31, 2001 amounted to approximately $6.9 million and consisted primarily of the Company's net loss as affected by non cash charges and decreases in accounts payable, accrued expenses, accounts receivable and inventory. Cash provided from investing activities for the nine months ended March 31, 2001 amounted to $904,300 and consisted primarily of cash received from proceeds from sale of investments and repayment of the Promissory Notes from related parties. Cash used in financing activities for the nine months ended March 31, 2001 amounted to approximately $2.2 million and consisted primarily of the preferred stock dividends paid and principal payments on capital leases, lines of credit and notes payable.

    The Company sustained significant losses during the year ended June 30, 2000 and the nine months ended March 31, 2001 and has experienced negative cash flows from operations since its inception. At March 31, 2001, the Company's balance of cash and cash equivalents and short-term investments was $550,000 and $0, respectively, compared to $8,853,200 and $1,025,200 at June 30, 2000. At March 31, 2001, the Company has a $9,895,900 working capital deficit and a $7,989,600 deficit in tangible net worth. At June 30, 2000, the Company was in default of certain non-financial covenants related to its credit facility (Note 3). In October 2000, the Company obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 15.65% and limiting outstanding borrowings to approximately $3,538,000. The credit facility expired in June 2001. In October 2000, the Company received a notice of default from the Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see Note 4). The Company is also delinquent in the payment of various of its trade payables. These matters, among others, raise substantial doubt as to the Company's ability to continue as a going concern.

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

    At July 1, 2000 and March 31, 2001, the Company had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. The Company issued these derivatives as an incentive to the Preferred Stockholder to execute the transaction on March 8, 2000 discussed in Note 4. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $0 at March 8, 2000, June 30, 2000 and March 31, 2001, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and March 31, 2001, respectively. The Company does not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, the Company has no derivatives designated as hedging instruments.

    The Company recorded a pre- and after-tax increase to income of $817,600 for the cumulative offset at July 1, 2000 for the adoption of SFAS No. 133. For the nine months ended March 31, 2001, derivative gains of $133,000 are included in other income.

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

    In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The adoption of this EITF did not have a material impact on the consolidated results of operations or financial position of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company is exposed to a variety of risks, including foreign currency fluctuations and changes in interest rates affecting the cost of its debt.

FOREIGN CURRENCY

    The Company has subsidiary operations in Australia, Singapore and the United Kingdom and accordingly, the Company is exposed to translation and transaction gains and losses that could result from changes in foreign currency exchange rates. The Company uses the local currency of the Australian dollar in Australia, the Singapore dollar in Singapore and the British Pound in the United Kingdom, as its functional currency in those countries. Translation adjustments resulting from translating foreign currency financial statements into U.S. dollars were a loss of $592,900, a loss of $642,600, a loss of $87,200, and a loss of $62,300 for the three and nine months ended March 31, 2001 and 2000, respectively. To date, the Company has not experienced material transaction gains or losses due to the limited number of transactions denominated in other than the functional currency of the respective subsidiary operation. Under current market conditions, the Company believes that its foreign currency market risk is not material. The Company actively monitors its foreign exchange exposure and, should circumstances change, intends to implement strategies to reduce its risk at such time that it determines that the benefits of such strategies outweigh the associated costs. There can be no assurance that management's efforts to reduce foreign exchange exposure will be successful.

INTEREST RATES

    The Company's domestic line of credit bears interest based upon the default interest rate of 13.25% as of March 31, 2001. At March 31, 2001, borrowings under the line of credit amounted to $865,400.

    As of March 31, 2001, Jade had a line of credit facility of $1,800,000 from an unrelated financial institution. Borrowings under the line of credit are collateralized by all of the assets of Jade and bear interest at the U.K. Base rate plus 2% (7.5% at March 31, 2001). Outstanding borrowings under the line amounted to $656,700 with approximately $1.1 million available for future borrowings at March 31, 2001.

    If interest rates were to increase by 10%, the impact on the Company's consolidated financial statements would be additional interest expense of approximately $18,000 for a one year period, assuming that the debt amount outstanding remained equal to the balance outstanding at March 31, 2001.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (b)
  Reports on Form 8-K filed during the quarter ended March 31, 2001.

    On January 8, 2001, the Company filed with the Securities and Exchange Commission ("SEC") a report on Form 8-K reporting that the Nasdaq Listing Qualifications Panel had delisted the Company's common stock from the Nasdaq Stock Market.

    On January 25, 2001, the Company filed with the SEC a report on Form 8-K reporting that the Company had signed a letter of intent to sell two of the Company's subsidiaries, Restaurant Consulting Services, Inc. and Monument Software Corporation.

    On January 31, 2001, the Company filed with the SEC a report on Form 8-K reporting that PricewaterhouseCoopers LLP had resigned as the Company's auditor and that the Company had received notice from Marshall Capital Management, Inc. that it has elected to require that the Company redeem the 9,850 shares of Series A Convertible Exchangeable Preferred Stock of the Company owned by Marshall Capital Management, Inc. On March 9, 2001, the Company filed with the SEC Amendment No. 1 on Form 8-K/A for the purpose of including a letter from PricewaterhouseCoopers LLP as Exhibit 16.1 to the Form 8-K filed with the SEC on January 31, 2001.

    On March 9, 2001, the Company filed with the SEC a report on Form 8-K reporting that the Company had signed a letter of intent to sell certain assets related to its Philadelphia based consulting business, Dynamic Technologies, Inc. and that the Company had terminated discussions for the sale of two of its subsidiaries, Restaurant Consulting Services, Inc. and Monument Software Corporation.

    On March 23, 2001, the Company filed with the SEC a report on Form 8-K reporting that the Company had retained BDO Seidman, LLP as its independent auditing firm.

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

QuickLinks

  PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
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