Form 10QSB
period 2003-09-30
ASPEON INC
filed 2005-10-26
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

                                       OR

 [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                           52-1945748
         --------                                           ----------
(State or other jurisdiction of                             (IRS Employer Identi
   incorporation or organization)                            -fication No.)

                4704 Harlan St, Suite 420, Denver, Colorado 80212
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380 9784
                              -------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

              Class                             Outstanding October 25, 2005
              -----                             ----------------------------
Common Stock, $ 0.01 par value                    9,436,225 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]


                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                       PAGE

Consolidated Balance Sheet - September 30, 2003.                                 F-1

Consolidated Statements of Operations -      Three Months ended September 30,    F-2
2003.

Consolidated Statement of Cash Flows - Three Months ended September 30,          F-3
2003.

Notes to Consolidated Financial Statements.                                      F-4 - F-23


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            3

Item 3.           Controls and Procedures                                       15


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                             15
Item 2.           Changes in Securities                                         16
Item 3.           Defaults on Senior Securities                                 16
Item 4.           Submission of Matters to a Vote of Security Holders           16
Item 5.           Other Information                                             17
Item 6.           Exhibits and Reports on Form 8-K.                             17

Unaudited Extracts From 2001 - 2003 Consolidated Financial Statements           F-24 - F-29

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                      Aspeon, Inc.
                               Consolidated Balance Sheet
                                      (Unaudited)



                                                                                           September 30,
                                                                                                2003
                                                                                         -----------------
ASSETS

Current Assets
      Cash & Cash Equivalents                                                            $        114,432
      Accounts Receivable                                                                         388,405
      Other Receivables                                                                           138,963
      Inventory                                                                                     4,149
      Prepaid Expenses                                                                            147,314
                                                                                         -----------------
                  Total Current Assets                                                            793,263

Fixed Assets                                                                                      413,371

Other Assets                                                                                        4,290
                                                                                         -----------------
TOTAL ASSETS                                                                             $      1,210,924
                                                                                         =================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                                                   $      9,825,093
      Unearned Income & Customer Deposits                                                         257,523
      Accrued Expenses                                                                            772,726
      Notes Payable                                                                               209,000
      Deferred Earnouts                                                                         1,123,869
                                                                                         -----------------
                  Total Current Liabilities                                                    12,188,211

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                      94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,938,361
      Treasury Stock                                                                              (60,000)
      Accumulated Deficit                                                                     (95,950,009)
                                                                                         -----------------
                  Total Stockholders' Deficit                                                 (10,977,287)
                                                                                         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $      1,210,924
                                                                                         =================

        See accompanying Notes to Consolidated Financial Statements.

                                  Aspeon, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                           Three Months Ended
                                                              September 30,
                                                                   2003
                                                            -----------------
Revenue
      Products                                              $        457,754
      Services                                                       293,937
                                                            -----------------
      Total Revenue                                                  751,691

Cost of Sales
      Products                                                       725,052
      Services                                                       104,448
                                                            -----------------
      Total Cost of Sales                                            829,500
                                                            -----------------
Gross Profit / (Loss)                                                (77,809)

Operating Expenses / (Income)
      General & Administrative Expenses                              356,067
      Selling & Marketing Expenses                                    12,624
      Depreciation                                                    60,559
      Gain on Settlement of Litigation                            (1,007,211)
                                                            -----------------
      Total Operating Expenses / (Income)                            577,961

      Operating Profit / (Loss)                                      500,152

Interest and Other Income / (Expenses) Net                            (3,237)

Profit / (Loss) before Income Taxes                                  496,915

Provision for Income Taxes                                              -
                                                            -----------------
Net Profit / (Loss)                                         $        496,915
                                                            =================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                  $0.05
                                                            =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                              9,436,225
                                                            =================

            See accompanying Notes to Consolidated Financial Statements.


                                      Aspeon, Inc.
                         Consolidated Statements of Cash Flows
                                      (Unaudited)

                                                                                Three Months Ended
                                                                                   September 30,
                                                                                       2003
                                                                                -----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                            $        496,915

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                                        60,559
      Gain on Settlement of Litigation                                                (1,007,211)
      Net Cash Received on Settlement of Litigation                                      136,000

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                         598,418
      (Increase)/Decrease in Other Receivables                                          (116,925)
      (Increase)/Decrease in Inventory                                                   582,277
      (Increase)/Decrease in Prepaid Expenses                                             64,095
      Increase/(Decrease) in Accounts Payable                                            (86,493)
      Increase/(Decrease) in Unearned Income & Customer Deposits                        (184,935)
      Increase/(Decrease) in Accrued Expenses                                            (30,577)
                                                                                -----------------
      Total Cash Flow provided by / (used in) Operating Activities                       512,123

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                               874
      Purchase of Fixed Assets                                                              (891)
      Proceeds from Sale of Fixed Assets                                                   2,225
                                                                                -----------------
      Total Cash Flow provided by / (used in) Investing Activities                         2,208

CASH FLOW FROM FINANCING ACTIVITIES
      Repayment of Notes Payable                                                        (401,430)
                                                                                -----------------
      Total Cash Flow provided by / (used in)  Financing Activities                     (401,430)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $        112,901
                                                                                =================

Cash and Cash Equivalents at the beginning of the period                        $          1,531
                                                                                =================
Cash and Cash Equivalents at the end of the period                              $        114,432
                                                                                =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $          3,129
                                                                                -----------------
Cash paid for income tax                                                        $              0
                                                                                -----------------

             See accompanying Notes to Consolidated Financial Statements.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note. 1           General

         Aspeon, Inc. ("Aspeon" or the "Company", which may also be referred to as "we", "us" or "our") was incorporated in the Sate of Delaware in September 1995 under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and subsequently to Aspeon, Inc. in December 1999. Our mailing address is 4704 Harlan Street, Suite 420, Denver, Colorado, 80212 and our telephone number is 303-380-9784.

         Effective June 30, 2003 we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

         Prior to our cessation of operations, our principal business activities were:

     - POS PRODUCTS. Javelin Systems, a division of Aspeon, Inc. ("Javelin") and CCI Group, Inc. ("CCI"), a subsidiary of Aspeon, Inc., designed, manufactured, marketed and sold open system touch screen point of sale ("POS") computers primarily to the foodservice and retail industries (the "POS Products").

             -SOLUTION SERVICES. Through our CCI, Jade Communications Limited ("Jade"), RGB/Trinet Limited ("RGB") (collectively "RGB/Jade"), (subsequently renamed Javelin Holdings International Limited (UK)), and Aspact IT Services (Singapore) Pte Ltd. ("Aspact") subsidiaries, we provided information technology management services for customers that did not intend or were not able to hire their own information technology personnel (the "Solution Services"). These services included network design and management, installation of computer systems, local area network and wide area network support, maintenance and repair, and help desk support.

             - APPLICATION SERVICES PROVIDER. Through our Aspeon Solutions, Inc. ("Aspeon Solutions"), Dynamic Technologies, Inc. ("DTI"), SB Holdings, Inc. ("SB"), Restaurant Consulting Services ("RCS") and Monument Software Corporation ("Monument") subsidiaries, we operated as an application service provider ("ASP"). Our ASP services enabled software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual computers (the "ASP Services"). Our ASP Services primarily were directed toward customers in the foodservice industry.

         An over view of the major events since incorporation is as follows:

         On November 1, 1996, we completed an initial public offering (the "IPO") of 850,000 shares of our common stock at $5.00 per share, netting proceeds of approximately $3.2 million. Proceeds were used to repay debt with an outstanding balance of approximately $745,000 and for general corporate purposes.

         In December 1997, we acquired all of the outstanding common stock of POSNET Computers, Inc. ("Posnet") and CCI Group, Inc. ("CCI"). Posnet and CCI provided full turn-key systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

         In March and April 1998, we established three international subsidiaries to expand our sales and distribution channels in the international marketplace. The international subsidiaries were: Javelin Systems (Europe) Limited ("Javelin Europe") headquartered in England; Javelin Systems International Pte Ltd ("Javelin Asia") headquartered in Singapore; and Javelin Systems Australia Pty Limited ("Javelin Australia"), subsequently renamed Aspeon Systems (Asia Pacific) Pty Ltd, headquartered in Australia.

         In May 1998, Javelin Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact was headquartered in Singapore and provided consulting and system integration services.

         In November 1998, we completed a public offering of 1,395,000 shares of our common stock at $6.75 per share, netting proceeds of approximately $8.1 million. Proceeds were used to repay borrowings under a revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Limited ("RGB"), which was subsequently renamed Javelin Holdings International Limited (UK), and Jade Communications Ltd ("Jade") and for general corporate purposes. RGB and Jade were headquartered in England and provided complementary Wide Area Networking (WAN) products and services primarily to large retail, hospitality, and telecommunications companies.

         During the course of 1998 we established a 75% owned subsidiary, Teneo Ltd ("Teneo"), in an effort to expand our service management and wide area network solutions business.

         In January 1999 the business and assets of Posnet were transferred from Posnet and merged with the business and assets of CCI.

         In February 1999, we completed a public offering of 2,375,000 shares of our common stock at $12.25 per share, netting proceeds of approximately $26.9 million. Proceeds were used to purchase the outstanding common stock of Dynamic Technologies, Inc. ("DTI") and SB Holdings, Inc. ("SB") and for working capital and general corporate purposes. DTI and SB provided custom Internet/Intranet software and services.

     In August 1999, we acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implemented, operated and supported packaged software applications for the restaurant industry

         In January 2000, we created Aspeon Solutions, Inc. ("Aspeon Solutions") as a wholly owned subsidiary to centralize and continue the rapid development of our ASP service business.

         On March 8, 2000 we completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which we sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of our common stock and a warrant to acquire 1,250,000 shares of Aspeon Solutions, one of our wholly-owned subsidiaries. Proceeds to us from this placement amounted to $9.6 million, net of offering costs, which were used primarily to acquire Monument Software Corporation ("Monument"), settle future contingent payments associated with the acquisition of RCS, hire management and staff personnel, expand corporate facilities and fund our ASP Services operations. Monument specialized in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials

         During fiscal 2000, we sustained significant losses and had experienced negative cash flows from our operations since inception. As at June 30, 2000 we were in default of certain covenants under the terms of both our credit facility and Preferred Stock and were delinquent in the payment of various trade payables. Our ability to meet our obligations in the ordinary course of business was dependent upon the success of our attempts to return to profitability, obtain a waiver of credit line and Preferred Stock defaults, raise additional financing through public and, or, private equity financings and evaluate potential strategic opportunities. We sought to return to profitability by streamlining operations and generating on-going cost savings and began evaluating strategic opportunities for our sale or the sale of certain of our subsidiaries.

         As part of our efforts to streamline our operations, during fiscal 2001 we merged the business of Javelin Asia into Javelin Australia and renamed Javelin Australia Aspeon Systems (Asia Pacific) Pty Ltd and merged the operations of Monument into those of RCS.

         In August 2000, we executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000 was payable to the us in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized in the three months ended September 30, 2000. In the event the Purchaser consummated an initial public offering or disposed of all or substantially all of Aspact's common stock, the Purchaser was required to pay: a) the unpaid balance of the initial consideration and b) 50% of the net proceeds received from the initial public offering less the amount paid under (a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of ours.

         In September 2000, at the insistence of our auditors, PricewaterhouseCoopers, LLC ("PWC"), we announced that we would restate our first quarter 2000 financial statements as a result of accounting misstatements. In October 2000 we announced we would require additional time to file our form 10-K report for the fiscal year ended June 30, 2000.

          In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the shares of our common stock while it sought additional information from us. On November 9, 2000, we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the shares of our common stock would continue to be listed on Nasdaq or if they would be delisted.

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again appealed against the dismissal and the appeal is anticipated to be heard before the end of 2005.

         In December 2000 we restated the results for the fiscal quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by an aggregate of $1.7 million or $0.19 per share. Revenue was reduced by $679,000 or 1.05%, our gross profit was decreased by $206,000 or 1.22%, $1.4 million of the restatement related to an adjustment to increase the amount recorded for the beneficial conversion feature associated with the issuance of our Series A Preferred Stock in March 2000 based upon an independent valuation and the remaining adjustments related to unrecorded compensation expense, amortization of intangible assets, expensing costs previously capitalized and the additional accrual of general expenses.

         Effective as of January 4, 2001 the shares of our common stock were delisted from Nasdaq. As we were in arrears with our filings with the SEC, our the shares of our common stock were not eligible to be traded on the over the counter bulletin board and consequently commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently the shares of our common stock ceased to be traded on the Pink Sheets and are now traded on the Gray Sheets.

         In January 2001 our auditors, PWC, notified us that it was terminating its auditor relationship with us effective immediately.

         In February 2001 our subsidiary, RGB, sold its interest in Teneo to employees of Teneo for the consideration of a $350,000 note. Consequently a gain on sale of $432,000 was recognized during the quarter ended March 31, 2001.

         On March 1, 2001 we completed the sale of the consulting contracts and certain of the fixed assets our DTI subsidiary to a company controlled by DTI's former owners and certain of our shareholders for a purchase price of $900,000 and the return for cancellation of 200,000 of shares of our common stock valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the quarter ended March 31, 2001.

         On March 19, 2001 we retained BDO Seidman, LLP ("BDO") as our independent auditing firm. However, as PWC, our previous independent auditors, refused to allow BDO access to PWC's prior year work papers, BDO was unable to complete an audit of our financial statements for later periods.

         During fiscal 2001, despite our efforts to return to profitability and the sale of certain of our subsidiaries, we continued to generate significant losses, to be in default of certain covenants under the terms of our Preferred Stock, to be delinquent in the payment of various trade payables and had been unable to replace our line of credit which had been repaid in full during the course of the year. While we had appointed new auditors, we were unable to generate audited financial accounts due to the lack of cooperation from our previous auditors and consequently were unable to comply with the listing requirements of either Nasdaq or the over the counter bulletin board. The relegation of the trading in shares of our common stock to the Pink Sheets had serious adverse consequences for both the confidence of our customers or potential customers and our ability to attract new debt or equity financing. The law suits brought against us by certain of our shareholders diverted a significant amount of our management's time from our operations which were also severely effected by the collapse of the tech market in early 2001. Nevertheless we continued press ahead by attempting to return to profitability through further cost reductions, renegotiate the terms of our Preferred Stock, settle the outstanding shareholder litigation, evaluate strategic opportunities for our sale or the sale of certain of our subsidiaries and raise additional debt and, or, equity funding.

         In August 2001 we, together with our Chief Executive Officer, filed a six count complaint against our former auditors, PWC, alleging professional negligence, intentional interference with prospective business advantage, negligent interference with prospective economic advantage, violation of California Business and Professions Code Sections 17200 and 17500, and defamation.

         On March 22, 2002 we signed an agreement to sell our subsidiary RGB (renamed Javelin Holdings International Ltd.) the UK holding company that in turn owned our Javelin Europe and Jade subsidiaries to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement

         On May 1, 2002 we signed an agreement with the holder of our Preferred Shares that had been in default. Under that agreement, in return for a cash payment of $447,500 by us (a) we were released from all liabilities relating to our outstanding Series A Convertible Exchangeable Preferred Stock and the documents under which those securities had been issued and were outstanding; (b) all of our outstanding Series A Convertible Exchangeable Preferred Stock were cancelled; (c) a warrant previously issued by us entitling the holder thereof to purchase 583,334 shares of our common stock was cancelled; and (d) a warrant previously issued by our subsidiary, Aspeon Solutions, entitling the holder thereof to purchase 1,250,000 shares of the common stock of Aspeon Solutions was cancelled. We believed that the settlement had a net positive effect on our balance sheet of approximately $19 million.

         In June 2002 we terminated the activities of RCS.

         On January 17, 2003, we sold our Australian subsidiary, Javelin Australia, to Mr. Matthew Maley. Prior to the sale, Mr. Maley had served as our general manager of that subsidiary. We received $80,000 at the closing of this transaction. Under the Share Sale Agreement relating to this transaction, Mr. Maley agreed to cause Javelin Australia to pay its account payable to us in the amount of $239,000 in monthly installments of $10,000 each until the full amount of the account payable has been paid. Mr. Maley personally guaranteed these payments.

         During fiscal 2002 and 2003, we used every effort to return to profitability through on-going cost reductions, to raise additional debt and, or, equity funding and to identify strategic opportunities for our sale or the sale of certain of our subsidiaries However, the weak tech market, together with our inability to produce audited accounts and come into compliance with the listing conditions of Nasdaq or over the counter bulletin board markets, meant we were unable to attract new customers or the debt or equity financing necessary to secure our financial future.

         On June 30, 2003 we decided to discontinue the operations of our last two operating businesses, Javelin and CCI. Javelin ceased operations with immediate effect while CCI completed certain outstanding customer orders before ceasing production on August 3, 2003 and continued to subcontract certain maintenance activities through December 31, 2003.

         In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000.

         In December 2003, we appointed attorney Frank G Blundo Jr. P.C. as trustee in an assignment for the benefit of the creditors of Aspeon and CCI commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remain as outstanding liabilities of Aspeon and CCI.

         Following the establishment of the assignment for the benefit of Aspeon and CCI creditors in January 2004, we had no assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million, an outstanding law suit brought against us by certain of our shareholders, were substantially in arrears in respect of maintaining our financial records and our SEC filings, were no longer listed on Nasdaq or the over the counter bulletin board and in due course ceased to be traded on the Pink Sheets.

         In April 2005, we appointed David J Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking re-listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

         On September 9, 2005 we received a letter from the SEC dated June 24, 2005 indicating that unless we came into compliance with the reporting requirements under the Securities Exchange Act of 1934 within 15 days we may be deregistered. On September 12, 2005 we faxed a letter to the SEC's Office of Enforcement Liaison indicating our intention to come into compliance with the reporting requirements under the Securities Exchange Act of 1934 by November 15, 2005. We have had no response to our fax to the SEC and there can be no assurance that we will not be deregistered by the SEC in due course.

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

         Due to the dispute with our previous auditors, PWC, and our lack of funds, the last Form 10-K we was filed in respect of our financial year ended June 30, 2000 and the last Form 10-Q we filed was in respect of the three and nine month period ended March 31, 2001.Unaudited extracts from our financial statements for the financial years June 30, 2001 through June 30, 2003 are attached on page 41 below. We do not intend to have these accounts audited as we believe that the cost of completing such audits would exceed any benefit to shareholders.

Note. 3           Liquidity

         As of September 30, 2003, we had $114,000 cash on hand, $1.2 million of assets, were in the process of terminating our last operating business and had no other source of income, outstanding liabilities in excess of $12.1 million and an outstanding law suit brought against us by certain of our shareholders.

         As of June 30, 2005, we had $0 cash on hand, $26,300 of assets, no operating business or other source of income, outstanding liabilities of approximately $8 million and an outstanding law suit brought against us by certain of our shareholders.

         Consequently we are now dependent on raising additional equity and, or, debt to fund our ongoing operating expenses and to fund negotiated settlements with our outstanding creditors. There is no assurance that we will be able to negotiate acceptable settlements with our outstanding creditors or to raise the necessary equity and, or, debt to fund the negotiated settlements with our creditors or meet our ongoing operating expenses.

         If we were to lose the outstanding law suit brought against us by certain of our shareholders it is unlikely that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the damages assessed and we would have no alternative but to file for bankruptcy.

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

Note. 4           Basis of Consolidation

         The accompanying consolidated financial statements include the accounts of Aspeon and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.


Note. 5           Acquisitions and Dispositions

         From  December   1997  to  March  2000  we   established  a  number  of
subsidiaries   to  conduct  our  operating   activities   and  purchased   other
subsidiaries  for a  combination  of shares of our common  stock and cash.  From
August  2000 to  December  2003 our  liquidity  problems  were such that we were forced to sell,  or  discontinue,  all of our  operating  businesses.  Our final operating  activities  terminated in December 2003 and our remaining assets were transferred  to the trustee of the  assignment for the benefit of the Aspeon and
CCI  creditors  effective  January 1, 2004.  A summary of our  acquisitions  and disposals is as follows:

Aspeon, Inc.                                established September 1995.         ceased trading operations as
at June 30, 2003.


                                                                                assets transferred to the
                                                                                trustee for the assignment




                                                                                for the benefit of Aspeon
                                                                                and CCI creditors in
                                                                                January 2004.


CCI Group, Inc.                             acquired December 1997.             ceased manufacturing in
                                                                                August 2003.

                                                                                ceased providing services in December 2003.


                                                                                assets transferred to the
                                                                                trustee for the assignment
                                                                                for the benefit of Aspeon
                                                                                and CCI creditors in January
                                                                                2004.

Posnet Computers, Inc.                      acquired December 1997.             merged into CCI Group,Inc.
                                                                                in January 1999.

Javelin Systems Europe, Ltd.                established March 1998.             sold March 2002.



Javelin Systems International Ltd           established March 1998.             merged into Javelin Systems
                                                                                Australia Pty Ltd between
June - September 2000.

Javelin Systems Australia Pty Ltd           established March 1998.             sold January 2003.

Aspact IT Services (Singapore) Pte Ltd      acquired May 1998.                  sold August 2000.

Javelin Holdings International Ltd          acquired November 1998.             sold March 2002.
(formerly RGB Trinet Ltd)

Jade Communications, Ltd                    acquired November 1998.             sold March 2002.

Dynamic Technologies, Inc.                  acquired April 1999.                assets sold March 2001.

SB Holdings, Inc.                           acquired April 1999.                assets sold March 2001.

Restaurant Consulting Services, Inc.        acquired August 1999.               ceased trading in June 2002.

Aspeon Solutions, Inc.                      established February 2000.          dormant from June 2002.

Teneo Ltd (75% ownership)                   established March 2000.             sold March 2001.

Monument Software Corporation.              acquired March 2000.                merged with RCS in fiscal
                                                                                2001.

Note. 6           Summary of Significant Accounting Policies

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Inventories -- Inventories at September 30, 2003 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

Property and Equipment -- Property and equipment were stated at fair value and depreciated using the straight-line method over the following estimated useful lives:

Leasehold improvements.                              2 - 10 years.
Office furniture, fixtures and equipment.            5 - 7   years.
Computer equipment and software.                     3 - 5   years.
Equipment on lease.                                    3     years.
Warehouse equipment.                                   7     years.
Test equipment.                                        7     years.
Depot spares.                                          7     years
Vehicles.                                              5     years.

Maintenance and repairs were charged to expense as incurred, and the costs of additions and betterments were capitalized. Leasehold improvements were amortized over the shorter of the useful life of the asset or the life of the related lease. When assets were sold or otherwise disposed of, the cost and related accumulated depreciation and amortization were removed from the accounts and any resulting gain or loss was recognized.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful.

Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset was compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

Financial Instruments -- The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of notes receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

Income Taxes -- We account for income taxes under the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition -- We sold our hardware and third-party software products both as part of a solutions package and on a stand-alone basis. Sales of our products which were part of a solutions package typically included hardware, third-party software and installation. Revenues associated with these arrangements were recognized upon the completion of the installation of the product. Sales of products, which were part of a solution, were included in products revenue while installation and consulting services were included in services revenue. Revenues from sales of products sold on a stand-alone basis were recognized upon shipment to the customer. Estimated product returns and sales allowances were provided for when revenue was recognized.

 Service contract revenues were recognized ratably over the term of the related contract. These revenues were generally from maintenance, help desk and application services arrangements. Revenues earned under time and material type arrangements were recognized as services were performed, and primarily were comprised of information technology services.

Revenues from fixed fee arrangements under which we provided software customization, development services, or significant implementations were recognized on the percentage-of-completion method of accounting, based on the costs incurred to total estimated costs. We provided for anticipated losses by a charge to income in the period the losses were first identified.

Unearned Income & Customer Deposits -- Customer deposits represent cash received in advance of product shipment while deferred revenues represents cash received in advance of the performance of service contract revenues.

Warranties-- Our products were sold under warranty for defects in material and workmanship for one year. Certain components included in our products were covered by manufacturers' warranties. We established an accrual for estimated warranty costs when the related revenue was recognized.

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months ended September 30, 2003 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three months ended September 30, 2003 as our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

Stock-Based Compensation -- As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

Use of Estimates -- The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates. Due to uncertainties inherent in the estimation process, it is possible that these estimates could be materially revised within the next year.

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related

Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the three months ended September 30, 2003 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

Note. 7           Lines of Credit, Debt & Notes Payable

            In June 1998, we and our subsidiaries obtained a credit facility of $7,500,000 from an unrelated financial institution. The credit facility was for three years to expire in June 2001 and consisted of a line of credit of up to $6,000,000 and a term loan of $1,500,000. The credit facility contained a 0.50% per annum unused line of credit fee, which was based on the difference between the borrowing capacity and outstanding balance.

            Borrowings under the term loan were collateralized by substantially all of our assets, bore interest at 13.65% per annum and were repayable at $25,000 per month with all unpaid principal and interest due in June 2001. At June 30, 2000, borrowings outstanding under the term loan amounted to $900,000. We were not permitted to pay cash dividends to common stockholders under the terms of the credit facility without approval of the unrelated financial institution.

            Under the terms of the credit facility, we were permitted to borrow up to 80% of eligible accounts receivable (as defined) and 50% of eligible inventory (as defined) with monthly interest payments based upon the prime rate of a national financial institution plus 1.75% (9.5% as of June 30, 2000). Borrowings under the line of credit were collateralized by substantially all of our assets. At June 30, 2000, borrowings outstanding under the line amounted to $2,497,000.

            The credit facility contained certain restrictive monthly financial and non-financial covenants (e.g., limitation on capital expenditures and indebtedness). We were required to maintain a stated current ratio, net worth, senior debt service coverage ratio and total debt service coverage ratio. At June 30, 2000, we were in default of certain non-financial covenants. In October 2000, we obtained a waiver on all defaults through June 30, 2000 pursuant to certain terms and conditions including accelerating term loan repayments, accruing interest on the term loan at the default rate of 11.5%, and limiting borrowings to approximately $3,538,000.

         At September 30, 2000, we had borrowings outstanding under our domestic line of credit facility and term loan amounting to $2,714,900 and $825,000 respectively.

         The term loan was repaid in full in December 2000. At that time, the revolving line of credit facility was limited to aggregate borrowings, which at no time was to exceed $3,538,000.

         In November 2000, additional events of default occurred under the loan agreement. In March 2001, we obtained from the lender a forbearance from exercising its rights and remedies in terms of the credit facility to allow us to obtain financing sufficient to fully repay our obligations. Terms of the forbearance agreement provided aggregate outstanding principal be limited to the lesser of $1,375,000 less any loan reserves or the sum of:

         i) an amount equal to 80% of the our net eligible receivables; plus

         ii) an amount not to exceed the lesser of:

         A) 50% of the value of our eligible inventory, calculated at the lower of cost or market value and determined on the FIFO basis; or

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

         Jade had a line of credit facility of approximately $1,800,000 from an unrelated financial institution. Borrowings under the line of credit were collateralized by all of the assets of Jade and bore interest at the U.K. Base rate plus 2% (7.7% at September 30, 2000). The credit facility was renewed in October 2000 through August 2001 and was subsequently renewed again. At September 30, 2000, borrowings under the line amounted to approximately
$600,000. Availability under the line at September 30, 2000 totaled $1.2 million. Borrowings under the line were restricted to the operations of Jade and were not to be used to support our other operations. At March 31, 2001, borrowings under the line a borrowings under the line amounted to approximately $656,700. Availability under the line at March 31, 2001 totaled $1.1 million. We did not guarantee this line of credit which ceased to be a liability of ours on the sale of RGB in March 2002.

          In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bore interest at 1.75% over the lenders Base Rate. This facility expired in August 2001 at which date it was further extended. Borrowings under the line were restricted to the operations of Javelin Europe and could not be used to support our other operations. At March 31, 2001, borrowings under the line a borrowings under the line amounted to approximately $297,200. Availability under the line at March 31, 2001 totaled $327,700 million. We did not guarantee this line of credit which ceased to be a liability ours on the sale of RGB in March 2002.

         In July, 2001, Javelin Australia entered into a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility was cancelable on 30 days notice by either party. The agreement provided for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line were restricted to the operations of Javelin Australia and could not be used to support other our operations. We provided a guarantee for this facility that was to be released on the sale of Javelin Australia in January 2003 and in respect of which we were indemnified by the purchaser of Javelin Australia.

         On September 12, 2002 we entered into a Secured Convertible Promissory Note Purchase Agreement with three individuals. Under that agreement, those three individuals, who were Richard Stack, one of our directors, Kenneth Kadlec, our Vice President of Engineering, and Horace Hertz, subsequently a director of ours, loaned to us $125,000, $50,000 and $75,000, respectively. Each of those loans was represented by a Secured Convertible Promissory Note, and bore interest at the rate of ten percent per annum. Interest on the loans was due monthly, and the principal amount of the loans was due on the first anniversary of the loans. Repayment of the loans was secured by a security interest in substantially all of our assets. The principal amount of the loans was convertible at any time at the election of the lenders into shares of our common stock at a conversion price of $0.08 per share. In connection with the consummation of these loans, Robert Nichols and Edward Brooks resigned from our Board of Directors, and Horace Hertz was elected to our Board of Directors. These Secured Convertible Promissory Notes were repaid in full in September 2003.

         As at September 30, 2003 the balance of notes payable represented two notes payable to two individuals who had previously sold their business to us. We had renegotiated the terms of the deferred earnout due to them on the sale of their business to us such that these notes payable represented the balance due to them. We were in default in repayment of these notes payable as at September 30, 2003. Effective January 1, 2004, one of the two note holders elected to become part of, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors. The note payable to the remaining note holder with a balance of $128,000 remains an outstanding liability of ours.

            During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

Note. 8           Mandatorily Redeemable Series A Preferred Stock
         In March 2000, we completed a private placement in which we sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of our common stock at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of our wholly owned subsidiary company, Aspeon Solutions, at an exercise price of $5.00 per share. Proceeds to us amounted to $9,568,400, net of $431,600 in issuance costs.


         The net proceeds from the issuance of the Preferred Stock were allocated based on the relative fair values of each equity instrument using an independent valuation as follows:




Preferred Stock                                          $        5,274,500
Warrants, Aspeon                                                  3,426,600
Warrants, Aspeon Solutions                                          867,300
                                                         ------------------

 Total net proceeds                                      $        9,568,400
                                                         ==================


         The Preferred Stock conversion price was less than the market value of our common stock on the date of issuance; accordingly, we recorded a beneficial conversion feature equal to the difference between the conversion price and the fair value of the common stock, multiplied by the number of shares into which the Preferred Stock was convertible (intrinsic value). The resultant value was limited to the amount allocated to the Preferred Stock of $5,274,500 and was charged to retained earnings, to the extent available, and paid in capital on the issuance date, and increased the net loss available to common stockholders. The Preferred Stock discount that resulted from the allocation of the net proceeds to the other equity instruments issued was accreted over the minimum period from the date of issuance to the date on which the Preferred Stock could first be redeemed at our initiative (March 2002), and increased the net loss available to common stockholders by $2,462,400 for the three and nine months ended March 31, 2001.

         The holder of the Preferred Stock ("Preferred Stockholders") had the following rights: i) the right of first offer for the subsequent sale of equity securities by us through March 2001, ii) the right to exchange Preferred Stock for equity securities subsequently issued by us, through September 2001, iii) the option to exchange the Preferred Stock for shares of the preferred stock of Aspeon Solutions following an initial public offering of that company and based on the trading volume of the company's common stock, as defined, and iv) registration rights for the shares of common stock issuable upon the conversion of the Preferred Stock.

         The Preferred Stock also contained the following preferences: i) cumulative dividends at an annual rate of 6%, payable quarterly in cash or common stock at the our option commencing in April 2000, ii) liquidation preference equal to the original issuance price plus unpaid dividends, iii) conversion into common stock at any time after March 2000 at a conversion price equal to the lower of (a) $16.00 or (b) the average of the three lowest closing bid prices of our common stock during the 10 day period prior to the conversion, in either case subject to a maximum number of shares of common stock which may be issued upon conversion of the Preferred Stock, which maximum initially was set at 1,250,000 shares and which is subject to adjustments, iv) redemption of the Preferred Stock by us in March 2002 at the original issuance price ($1,000 per share) plus unpaid dividends, or at our option if certain conditions remain satisfied, as defined, in shares of common stock, and v) mandatory redemption if certain events occur, as defined, at a redemption price equal to the greater of
(a) the aggregate value of the Preferred Stock being redeemed multiplied by one hundred and twenty-five percent (125%) and (b) an amount determined by dividing the aggregate value of the Preferred Shares being redeemed by the conversion price in effect on the mandatory redemption date and multiplying the resulting quotient by the average closing trade price for the common stock on the five (5) trading days immediately preceding (but not including) the mandatory redemption date.

         In August 2000, the holder of 150 shares of our Preferred Stock converted such shares into 53,054 shares of our common stock at a per share conversion price of $2.58.The issuance of the common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933.

         During the nine months ended March 31, 2001, we paid $553,400 in dividends to the Preferred Stockholder. As of March 31, 2001, we had accrued dividends of $40,000 that have been recorded as an increase to the Preferred Stock carrying value.

         The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and nine months ended March 31, 2001 were as follows:

                                                Three months         Nine months
                                                   Ended                Ended
                                               ---------------   ---------------
                                               March 31, 2001     March 31, 2001
Discount accretion to stated face value        $ --              $  4,138,400
Premium on mandatory redemption accretion        --                 2,462,400
Dividend recordation                              147,800           443,500
                                               ---------------   ---------------

                                               $  147,800        $  7,044,300
                                               ===============   ===============


         In October 2000, a notice of default was received from the Preferred Stockholders due to our failure to timely file our Form 10-K and the suspension of trading of our common stock by Nasdaq. In accordance with the provisions of certain agreements related to the Preferred Stock we were required to pay the lesser of 1.5% or the highest rate allowed by applicable law, of the stated value of the Preferred Stock ($9,850,000) for each thirty calendar day period during which defaults remain in connection with the Preferred Stock (approximately $147,800 per month). As a result of the defaults not being cured within ten days of the default notice, the conversion price of the Preferred Stock was reduced and the Preferred Stockholder had the right to require us to redeem the Preferred Stock.

         For the three and nine month period ended March 31, 2001 we accrued default interest of $390,900 and $914,000, respectively, as calculated in accordance with the provisions of the preferred stock agreement as an increase to the Preferred Stock carrying value.

         In January 2001, the Preferred Stockholders served us with a mandatory redemption notice in accordance with the terms of the Preferred Stock since our common stock was no longer listed on the Nasdaq National Market or the New York Stock Exchange. We were not in a position to comply with the redemption demand and entered into negotiations with the holder of the Preferred Stock to alter the terms of the agreement.

         The terms of the Preferred Stock provide that until the redemption price was paid, the redemption price would earn interest at a rate equal to the lower of 24% per annum or the highest rate permitted by applicable law. At March 31, 2001, the approximate redemption value for the Preferred Stock was $13,267,400, including interest at the rate of 24% per annum. The holder of the Preferred Stock had the right to elect by delivering written notice to us ("Election Notice") to regain its rights as a holder of the Preferred Stock. If the holder of the Preferred Stock had delivered us an Election Notice, then the conversion price for the Preferred Stock would have been reduced by 1% for each day after February 9, 2001 that we failed to pay the redemption price, until the day that the Election Notice was delivered to us; provided that the conversion price could not be reduced by more than 50%. The Preferred Stockholder elected not to deliver to us an Election Notice, and therefore, the conversion price in effect on the date of conversion of the Preferred Stock, if converted, would have been reduced by 50%. The terms of the Preferred Stock provided that the maximum number of shares of common stock which could have be issued upon the conversion of the Preferred Stock initially was set at 1,250,000 shares (subject to certain adjustments); provided that such amount would be increased in proportion to any decrease in the conversion price resulting from a redemption default. Accordingly, as a result of the redemption default, the 1,250,000 share limitation was increased to 1,875,000 shares. Shares of Preferred Stock not converted into shares of common stock prior to the March 2002 maturity date of the Preferred Stock would have been required to be redeemed on such maturity date.

         On May 1, 2002, we signed an agreement with the Preferred Stockholders under which, in return for a cash payment of $447,500 by us (a) we were released from all liabilities relating to the our outstanding Series A Convertible Exchangeable Preferred Stock and the documents under which those securities had been issued and were outstanding; (b) all of our outstanding Series A
Convertible Exchangeable Preferred Stock were cancelled; (c) a Warrant previously issued by us entitling the holder thereof to purchase 583,334 shares of our common stock were cancelled; and (d) a Warrant previously issued by our subsidiary, Aspeon Solutions, Inc., entitling the holder thereof to purchase 1,250,000 shares of the common stock of Aspeon Solutions was cancelled.

         We believe that the settlement had a net positive effect on our balance sheet of approximately $19 million.

Note. 9  Stockholders' Equity

Common Stock

         Since our Form 10K issued in respect of the fiscal year ended June 30, 2000 the only issue of common stock to have taken place was in August 2000; 150 shares of Preferred Stock plus accrued and unpaid dividends were converted into 53,054 shares of our common stock valued at $94,700. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933

         On April 22, 2005 our sole director, David J Cutler, entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

Stock Options

         In August  1996,  we  adopted a stock  incentive  award plan (the "1996
Plan") under which the Board of Directors (the "Board"), or a committee appointed for such purpose, was authorized to grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants to acquire up to an aggregate of 300,000 shares of our common stock. Options issued under the Plan generally vested over a 3-year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expired ten years from the date of grant.

            In December 1997, our stockholders approved our 1997 Equity Incentive Plan (the "1997 Plan") under which the Board, or a committee appointed for such purpose, was authorized to grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants to acquire up to an aggregate of 2,100,000 shares of our common stock. Options issued under the 1997 Plan generally vested 20% per year over a 5-year period. All options expired ten years from the date of grant

            In April 1999, the Board approved our 1999 Non-Officer Stock Option Plan (the "1999 Plan") under which the Board, or a committee appointed for such purpose, was authorized to grant non-statutory options to eligible employees or consultants who were not officers or members of the Board, to acquire up to an aggregate of 3,000,000 shares of our common stock. Options granted under the 1999 Plan vested 25% per year over a 4-year period, in equal monthly installments over thirty-six months or 100% upon grant issuance. All options expired ten years from the date of grant.

            As at June 30, 2000 we had a total of 2,336,967 options outstanding with exercise prices between $3.78 and $8.04 per share, a weighted average exercise price of $7.92 and an average remaining life of 5.8 years. 656,258 of these options had vested at an average exercise price of $7.62.

            During the fiscal year June 30, 2001, 2,107,500 stock options were issued at an exercise price of $4.00.

            During the fiscal year ended June 30, 2002, 1,655,000 stock options were issued at an exercise price of $0.35 and 600,000 with exercise prices ranging from $0.50 to $1.50.

            During the fiscal year ended June 30, 2003, 2,000,000 stock options were issued at an exercise price of $0.07 and 600,000 with an exercise price of $0.06.

            During the fiscal years ended June 30, 2004 and June 30 2005, no stock options were issued.

            Subsequent to June 30, 2000, no stock options were exercised

            During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding as at September 30, 2003:

                                                                    WEIGHTED
                                                                    AVERAGE
                                               OPTIONS           EXERCISE PRICE

Options outstanding beginning of
period................                          850,000              $0.063
  Granted..........................                  --                  --
  Exercised........................                  --                  --
  Canceled.........................                  --                  --
                                               -----------          ----------
Options outstanding................             850,000              $0.063
                                               ===========          ==========
Options exercisable................             466,667             $0.063
                                               ===========          ==========

            All the above options were cancelled during the fiscal year ended June 30, 2005 with the resignation of Richard P Stack in April 2005.

Warrants

            In connection with our initial public offering, we issued the representatives of the underwriters a warrant to purchase 85,000 shares of our common stock at $6.25 per share. During the year ended June 30, 1998, warrants to purchase 65,570 shares of our common stock were exchanged into 36,362 shares of common stock through a cashless exercise. During the year ended June 30, 1999, warrants to purchase 19,430 shares of our common stock were exchanged into 10,790 shares of common stock through a cashless exercise. As of June 30, 1999 there were no warrants outstanding.

            In connection with the credit facility described in Note 7, we issued warrants to purchase 100,000 shares of its common stock at $9.00 per share to the financial institution and warrants to purchase 35,000 shares of its common stock at prices ranging from $9.36 to $12.65 to its independent financial advisors. The fair value of these warrants was estimated at $621,900 at the date of grant using a Black-Scholes pricing model with the assumptions described above. The fair value of the warrants was reflected as deferred financing costs included in other assets and in additional paid in capital in our balance sheets. As of June 30, 2000, deferred financing costs of $312,900 were included in other assets. The warrants expired unexercised in June 2003.

            In March 2000, we issued warrants a warrant to acquire 583,334 shares of our common stock at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of our wholly owned subsidiary, Aspeon Solutions, Inc., at an exercise price of $5.00 per share in connection with its issuance of our Preferred Stock (Note 8). On May 1, 2002 both of these warrants were cancelled as part of our negotiated settlements of the liabilities outstanding with our Preferred Shareholders.

            Consequently as at September 30, 2003 no warrants were outstanding and none have been issued subsequently.

Note. 10 Treasury Stock

         In connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock, valued at $60,000, were cancelled

Note. 11 Related Party Transactions

         On August 10, 1999, we loaned $116,000 to Edmund Brooks, one of our directors and the Chief Executive Officer of our Javelin Systems division. The loan bore interest at an annual rate of 6% per annum. The loan was made to Mr. Brooks for personal reasons. The loan was secured by a pledge of 39,000 shares of common stock of AFC Enterprises, Inc. owned by Mr. Brooks. The loan principal and interest was repaid in December 2001 subject to a discount of 8% in return for repayment of the loan prior to its due date of August 2002.

         On September 25, 1999, we loaned $80,000 to Andrew F. Puzder, one of our directors. The loan bore interest at an annual rate of 6% per annum. The loan was made to Mr. Puzder for personal reasons. The loan was secured by a pledge of Mr. Puzder's option to purchase 30,000 shares of our Common Stock. The loan principal and interest was repaid in full in November 2000.

         In April 2000, we loaned $300,000 to Richard P. Stack, one of our directors and our Chief Executive Officer. The loan bore interest at an annual rate of 6.6% per annum. The loan was made to Mr. Stack for personal reasons. The loan principal and interest was repaid in full in September 2000.

         In August 2000, the company loaned $400,000 to Richard P. Stack, one of our directors and our Chief Executive Officer. The loan bore interest at an annual rate of 6.6% per annum. The loan was made to Mr. Stack for personal reasons. The loan principal and interest was repaid in full in September 2000.

         On September 12, 2002 we entered into a Secured Convertible Promissory Note Purchase Agreement with three individuals. Under that agreement, those three individuals, who were Richard Stack, one of our directors, Kenneth Kadlec, our Vice President of Engineering, and Horace Hertz, loaned to us $125,000, $50,000 and $75,000, respectively. Each of those loans was represented by a Secured Convertible Promissory Note, and bore interest at the rate of ten percent per annum. Interest on the loans was due monthly, and the principal amount of the loans was due on the first anniversary of the loans. Repayment of the loans was secured by a security interest in substantially all of our assets. The principal amount of the loans was convertible at any time at the election of the lenders into shares of our common stock at a conversion price of $0.08 per share. In connection with the consummation of these loans, Robert Nichols and Edward Brooks resigned from our Board of Directors, and Horace Hertz was elected to our Board of Directors. These Secured Convertible Promissory Notes were repaid in full in September 2003.

         On April 22, 2005 our sole director, David J Cutler, entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

            During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note. 12  Commitments

Litigation

In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001, the Court entered an order dismissing the complaint without prejudice. On May 21, 2001, the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001, the defendants moved to dismiss this complaint, and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of us and our officers. On September 20, 2001, the lead plaintiff in the class action suit appealed against the dismissal of the case.

On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again the dismissal and the appeal is anticipated to be heard before the end of 2005. At present we believe that the proceeds from our Directors' and Officers' insurance policy will be sufficient to meet the legal cost incurred in defending the consolidated law suit. However, there is no assurance that the proceeds from our Directors' and Officers' insurance policy will be sufficient to meet the legal cost incurred in defending the consolidated law suit and if they are exhausted there are no further funds to defend the suit and we would have no alternative but to file for bankruptcy. Moreover, if we were to lose the law suit it is unlikely that the proceeds from the Directors' and Officers' insurance policy would be sufficient to cover any damages assessed and again we would have no alternative but to file for bankruptcy

Guarantee

In July, 2001, Javelin Australia entered into a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility was cancelable on 30 days notice by either party. The agreement provided for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line were restricted to the operations of Javelin Australia and could not be used to support our other operations. We provided a guarantee for this facility that was to be released on our sale of Javelin Australia in January 2003 and in respect of which we were indemnified by the purchaser of Javelin Australia. As yet we have not received confirmation that our guarantee has been released.

Note. 13  Subsequent Events

                  In December 2003, we appointed attorney Frank G Blundo Jr. P.C. as trustee in an assignment for the benefit of the creditors of Aspeon and CCI commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate and be bound by the terms of the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

         Following the establishment for the assignment for the benefit of Aspeon and CCI creditors in January 2004, we had no assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million, an outstanding law suit brought against us by certain of our shareholders, were substantially in arrears in respect of maintaining our financial records and our SEC filings, were no longer listed on Nasdaq or the over the counter bulletin board and in due course ceased to be listed on the Pink Sheets.

         In April 2005, we appointed David J Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

         On April 22, 2005 our sole director, David J Cutler, entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

         During the fiscal year ended June 30, 2005 our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date David J Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide funding to us in the future.

         On September 9, 2005 we received a letter from the SEC dated June 24, 2005 indicating that unless we came into compliance with the reporting requirements under the Securities Exchange Act of 1934 within 15 days we may be deregistered. On September 12, 2005 we faxed a letter to the SEC's Office of Enforcement Liaison indicating our intention to come into compliance with the reporting requirements under the Securities Exchange Act of 1934 by November 15, 2005. We have had no response to our fax to the SEC and there can be no assurance that we will not be deregistered by the SEC in due course.

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
("O'Donnell") as our independent auditing firm.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

OVERVIEW

         Effective June 30, 2003 we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

         Prior to our cessation of operations, our principal business activities were:

     - POS PRODUCTS. Javelin Systems, a division of Aspeon, Inc. ("Javelin") and CCI Group, Inc. ("CCI"), a subsidiary of Aspeon, Inc., designed, manufactured, marketed and sold open system touch screen point of sale ("POS") computers primarily to the foodservice and retail industries (the "POS Products").

             -SOLUTION SERVICES. Through our CCI, Jade Communications Limited ("Jade"), RGB/Trinet Limited ("RGB") (collectively "RGB/Jade"), (subsequently renamed Javelin Holdings International Limited (UK)), and Aspact IT Services (Singapore) Pte Ltd. ("Aspact") subsidiaries, we provided information technology management services for customers that did not intend or were not able to hire their own information technology personnel (the "Solution Services"). These services included network design and management, installation of computer systems, local area network and wide area network support, maintenance and repair, and help desk support.

             - APPLICATION SERVICES PROVIDER. Through our Aspeon Solutions, Inc. ("Aspeon Solutions"), Dynamic Technologies, Inc. ("DTI"), SB Holdings, Inc. ("SB"), Restaurant Consulting Services ("RCS") and Monument Software Corporation ("Monument") subsidiaries, we operated as an application service provider ("ASP"). Our ASP services enabled software applications to be deployed, managed, supported and upgraded from centrally located servers, rather than on individual computers (the "ASP Services"). Our ASP Services primarily were directed toward customers in the foodservice industry.

         An over view of the major events since incorporation is as follows:

         On November 1, 1996, we completed an initial public offering (the "IPO") of 850,000 shares of our common stock at $5.00 per share, netting proceeds of approximately $3.2 million. Proceeds were used to repay debt with an outstanding balance of approximately $745,000 and for general corporate purposes.

         In December 1997, we acquired all of the outstanding common stock of POSNET Computers, Inc. ("Posnet") and CCI Group, Inc. ("CCI"). Posnet and CCI provided full turn-key systems integration services, including system consulting, staging, training, deployment, product support and maintenance.

         In March and April 1998, we established three international subsidiaries to expand our sales and distribution channels in the international marketplace. The international subsidiaries were: Javelin Systems (Europe) Limited ("Javelin Europe") headquartered in England; Javelin Systems International Pte Ltd ("Javelin Asia") headquartered in Singapore; and Javelin Systems Australia Pty Limited ("Javelin Australia"), subsequently renamed Aspeon Systems (Asia Pacific) Pty Ltd, headquartered in Australia.

         In May 1998, Javelin Asia acquired all of the outstanding common stock of Aspact IT Services (Singapore) Pte Ltd ("Aspact"). Aspact was headquartered in Singapore and provided consulting and system integration services.

         In November 1998, we completed a public offering of 1,395,000 shares of our common stock at $6.75 per share, netting proceeds of approximately $8.1 million. Proceeds were used to repay borrowings under a revolving line of credit of approximately $3.2 million, to purchase all of the outstanding common stock of RGB/Trinet Limited ("RGB"), which was subsequently renamed Javelin Holdings International Limited (UK), and Jade Communications Ltd ("Jade") and for general corporate purposes. RGB and Jade were headquartered in England and provided complementary Wide Area Networking (WAN) products and services primarily to large retail, hospitality, and telecommunications companies.

         During the course of 1998 we established a 75% owned subsidiary, Teneo Ltd ("Teneo"), in an effort to expand our service management and wide area network solutions business.

         In January 1999 the business and assets of Posnet were transferred from Posnet and merged with the business and assets of CCI.

         In February 1999, we completed a public offering of 2,375,000 shares of our common stock at $12.25 per share, netting proceeds of approximately $26.9 million. Proceeds were used to purchase the outstanding common stock of Dynamic Technologies, Inc. ("DTI") and SB Holdings, Inc. ("SB") and for working capital and general corporate purposes. DTI and SB provided custom Internet/Intranet software and services.

     In August 1999, we acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implemented, operated and supported packaged software applications for the restaurant industry

         In January 2000, we created Aspeon Solutions, Inc. ("Aspeon Solutions") as a wholly owned subsidiary to centralize and continue the rapid development of our ASP service business.

         On March 8, 2000 we completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which we sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of our common stock and a warrant to acquire 1,250,000 shares of Aspeon Solutions, one of our wholly-owned subsidiaries. Proceeds to us from this placement amounted to $9.6 million, net of offering costs, which were used primarily to acquire Monument Software Corporation ("Monument"), settle future contingent payments associated with the acquisition of RCS, hire management and staff personnel, expand corporate facilities and fund our ASP Services operations. Monument specialized in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials

         During fiscal 2000, we sustained significant losses and had experienced negative cash flows from our operations since inception. As at June 30, 2000 we were in default of certain covenants under the terms of both our credit facility and Preferred Stock and were delinquent in the payment of various trade payables. Our ability to meet our obligations in the ordinary course of business was dependent upon the success of our attempts to return to profitability, obtain a waiver of credit line and Preferred Stock defaults, raise additional financing through public and, or, private equity financings and evaluate potential strategic opportunities. We sought to return to profitability by streamlining operations and generating on-going cost savings and began evaluating strategic opportunities for our sale or the sale of certain of our subsidiaries.

         As part of our efforts to streamline our operations, during fiscal 2001 we merged the business of Javelin Asia into Javelin Australia and renamed Javelin Australia Aspeon Systems (Asia Pacific) Pty Ltd and merged the operations of Monument into those of RCS.

         In August 2000, we executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000 was payable to the us in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized in the three months ended September 30, 2000. In the event the Purchaser consummated an initial public offering or disposed of all or substantially all of Aspact's common stock, the Purchaser was required to pay: a) the unpaid balance of the initial consideration and b) 50% of the net proceeds received from the initial public offering less the amount paid under (a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of ours.

         In September 2000, at the insistence of our auditors, PricewaterhouseCoopers, LLC ("PWC"), we announced that we would restate our first quarter 2000 financial statements as a result of accounting misstatements.

In October 2000 we announced we would require additional time to file our form 10-K report for the fiscal year ended June 30, 2000.

          In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the shares of our common stock while it sought additional information from us. On November 9, 2000, we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the shares of our common stock would continue to be listed on Nasdaq or if they would be delisted.

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again appealed against the dismissal and the appeal is anticipated to be heard before the end of 2005.

         In December 2000 we restated the results for the fiscal quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by an aggregate of $1.7 million or $0.19 per share. Revenue was reduced by $679,000 or 1.05%, our gross profit was decreased by $206,000 or 1.22%, $1.4 million of the restatement related to an adjustment to increase the amount recorded for the beneficial conversion feature associated with the issuance of our Series A Preferred Stock in March 2000 based upon an independent valuation and the remaining adjustments related to unrecorded compensation expense, amortization of intangible assets, expensing costs previously capitalized and the additional accrual of general expenses.

         Effective as of January 4, 2001 the shares of our common stock were delisted from Nasdaq. As we were in arrears with our filings with the SEC, our the shares of our common stock were not eligible to be traded on the over the counter bulletin board and consequently commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently the shares of our common stock ceased to be traded on the Pink Sheets and are now traded on the Gray Sheets.

         In January 2001 our auditors, PWC, notified us that it was terminating its auditor relationship with us effective immediately.

         In February 2001 our subsidiary, RGB, sold its interest in Teneo to employees of Teneo for the consideration of a $350,000 note. Consequently a gain on sale of $432,000 was recognized during the quarter ended March 31, 2001.

         On March 1, 2001 we completed the sale of the consulting contracts and certain of the fixed assets our DTI subsidiary to a company controlled by DTI's former owners and certain of our shareholders for a purchase price of $900,000 and the return for cancellation of 200,000 of shares of our common stock valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the quarter ended March 31, 2001.

         On March 19, 2001 we retained BDO Seidman, LLP ("BDO") as our independent auditing firm. However, as PWC, our previous independent auditors, refused to allow BDO access to PWC's prior year work papers, BDO was unable to complete an audit of our financial statements for later periods.

         During fiscal 2001, despite our efforts to return to profitability and the sale of certain of our subsidiaries, we continued to generate significant losses, to be in default of certain covenants under the terms of our Preferred Stock, to be delinquent in the payment of various trade payables and had been unable to replace our line of credit which had been repaid in full during the course of the year. While we had appointed new auditors, we were unable to generate audited financial accounts due to the lack of cooperation from our previous auditors and consequently were unable to comply with the listing requirements of either Nasdaq or the over the counter bulletin board. The relegation of the trading in shares of our common stock to the Pink Sheets had serious adverse consequences for both the confidence of our customers or potential customers and our ability to attract new debt or equity financing. The law suits brought against us by certain of our shareholders diverted a significant amount of our management's time from our operations which were also severely effected by the collapse of the tech market in early 2001. Nevertheless we continued press ahead by attempting to return to profitability through further cost reductions, renegotiate the terms of our Preferred Stock, settle the outstanding shareholder litigation, evaluate strategic opportunities for our sale or the sale of certain of our subsidiaries and raise additional debt and, or, equity funding.

         In August 2001 we, together with our Chief Executive Officer, filed a six count complaint against our former auditors, PWC, alleging professional negligence, intentional interference with prospective business advantage, negligent interference with prospective economic advantage, violation of California Business and Professions Code Sections 17200 and 17500, and defamation.

         On March 22, 2002 we signed an agreement to sell our subsidiary RGB (renamed Javelin Holdings International Ltd.) the UK holding company that in turn owned our Javelin Europe and Jade subsidiaries to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement

         On May 1, 2002 we signed an agreement with the holder of our Preferred Shares that had been in default. Under that agreement, in return for a cash payment of $447,500 by us (a) we were released from all liabilities relating to our outstanding Series A Convertible Exchangeable Preferred Stock and the documents under which those securities had been issued and were outstanding; (b) all of our outstanding Series A Convertible Exchangeable Preferred Stock were cancelled; (c) a warrant previously issued by us entitling the holder thereof to purchase 583,334 shares of our common stock was cancelled; and (d) a warrant previously issued by our subsidiary, Aspeon Solutions, entitling the holder thereof to purchase 1,250,000 shares of the common stock of Aspeon Solutions was cancelled. We believed that the settlement had a net positive effect on our balance sheet of approximately $19 million.

         In June 2002 we terminated the activities of RCS.

         On January 17, 2003, we sold our Australian subsidiary, Javelin Australia, to Mr. Matthew Maley. Prior to the sale, Mr. Maley had served as our general manager of that subsidiary. We received $80,000 at the closing of this transaction. Under the Share Sale Agreement relating to this transaction, Mr. Maley agreed to cause Javelin Australia to pay its account payable to us in the amount of $239,000 in monthly installments of $10,000 each until the full amount of the account payable has been paid. Mr. Maley personally guaranteed these payments.

         During fiscal 2002 and 2003, we used every effort to return to profitability through on-going cost reductions, to raise additional debt and, or, equity funding and to identify strategic opportunities for our sale or the sale of certain of our subsidiaries However, the weak tech market, together with our inability to produce audited accounts and come into compliance with the listing conditions of Nasdaq or over the counter bulletin board markets, meant we were unable to attract new customers or the debt or equity financing necessary to secure our financial future.

         On June 30, 2003 we decided to discontinue the operations of our last two operating businesses, Javelin and CCI. Javelin ceased operations with immediate effect while CCI completed certain outstanding customer orders before ceasing production on August 3, 2003 and continued to subcontract certain maintenance activities through December 31, 2003.

         In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000.

         In December 2003, we appointed attorney Frank G Blundo Jr. P.C. as trustee in an assignment for the benefit of the creditors of Aspeon and CCI commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remain as outstanding liabilities of Aspeon and CCI.

         Following the establishment of the assignment for the benefit of Aspeon and CCI creditors in January 2004, we had no assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million, an outstanding law suit brought against us by certain of our shareholders, were substantially in arrears in respect of maintaining our financial records and our SEC filings, were no longer listed on Nasdaq or the over the counter bulletin board and in due course ceased to be traded on the Pink Sheets.

         In April 2005, we appointed David J Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking re-listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

         On September 9, 2005 we received a letter from the SEC dated June 24, 2005 indicating that unless we came into compliance with the reporting requirements under the Securities Exchange Act of 1934 within 15 days we may be deregistered. On September 12, 2005 we faxed a letter to the SEC's Office of Enforcement Liaison indicating our intention to come into compliance with the reporting requirements under the Securities Exchange Act of 1934 by November 15, 2005. We have had no response to our fax to the SEC and there can be no assurance that we will not be deregistered by the SEC in due course.

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
("O'Donnell") as our independent auditing firm.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2003, we had $114,000 cash on hand, $1.2 million of assets, were in the process of terminating our last operating business and had no other source of income, outstanding liabilities in excess of $12.1 million and an outstanding law suit brought against us by certain of our shareholders.

         As of June 30, 2005, we had $0 cash on hand, $26,300 of assets, no operating business or other source of income, outstanding liabilities of approximately $8 million and an outstanding law suit brought against us by certain of our shareholders.

         Consequently we are now dependent on raising additional equity and, or, debt to fund our ongoing operating expenses and to fund negotiated settlements with our outstanding creditors. There is no assurance that we will be able to negotiate acceptable settlements with our outstanding creditors or to raise the necessary equity and, or, debt to fund the negotiated settlements with our creditors or meet our ongoing operating expenses.

         If we were to lose the outstanding law suit brought against us by certain of our shareholders it is unlikely that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the damages assessed and we would have no alternative but to file for bankruptcy.

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

Delisting from NASDAQ Market and the Over the Counter Bulletin Board

            Shares of our common stock were listed on the Nasdaq National Market System under the symbol "ASPEE." On October 10, 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the shares of our common stock while it sought additional information from us. On October 11, 2000, Nasdaq sent a letter to us stating that the shares of our common stock would be delisted from Nasdaq if we did not file our Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. Our Form 10-K for the fiscal year ended June 30, 2000 was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000 we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the shares of our common stock would continue to be listed on Nasdaq or if they would be delisted. Effective January 4, 2001 the shares of our common stock were delisted from Nasdaq. As we were delinquent in our SEC filings the shares of our common stock were not eligible to be listed on the over the counter bulletin board and consequently commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently the shares of our common stock have ceased to be traded on the Pink Sheets and are now traded on the Grey Sheets.

            On September 9, 2005 we received a letter from the SEC dated June 24, 2005 indicating that unless we came into compliance with the reporting requirements under the Securities Exchange Act of 1934 within 15 days we may be deregistered. On September 12, 2005 we faxed a letter to the SEC's Office of Enforcement Liaison indicating our intention to come into compliance with the reporting requirements under the Securities Exchange Act of 1934 by November 15, 2005. We have had no response to our fax to the SEC and there can be no assurance that we will not be deregistered by the SEC in due course.

Results of Operations - Three Months Ended September 30, 2003

         Revenue, Revenue for the three months ended September 30, 2003 was $752,000. Our only operating business during the three months ended September 30, 2003 was CCI as all our other operating businesses had been sold or terminated in prior fiscal periods. $458,000 of our revenue related to products sold by CCI in the period July 1, 2003 through August 3, 2003 when CCI ceased production, and $294,000 to services provided by CCI, the majority though the use of subcontractors, in the period July 1, 2003 through September30, 2003. CCI ceased all operations effective December 31, 2003.

         Cost of Sales, Cost of sales for the three months ended September 30, 2003 was $830,000, $725,000 relating to the cost of supplying products and $105,000 to the cost of providing services. Our focus in the period was to generate maximum cash flow for our creditors during the close down of our operations rather than attempting to maximize profits. Consequently we used existing inventory that had already been paid for to manufacture and sell products that generated revenue and cash for our creditors even if such sales were at less than the historic cost of sales.

         Gross Profit / (Loss), Gross loss for the three months ended September 30, 2003 was $78,000, or 10% of revenue, for the reasons set out above.

         General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2003, were $356,000. $268,000 related to the overhead costs of operating CCI production operations prior to their termination effective August 3, 2003 and its service operations for the three months to September 30, 2003. The balance of $88,000 related to the costs of Aspeon, principally Directors' and Officers' insurance ($47,000) and director's and consultants' remuneration ($38,000) incurred in the close down of our operation.

         Selling and Marketing Expenses, Selling and marketing expenses for the three months ended September 30, 2003 were $13,000. These related to expenses incurred by CCI prior to the termination of its operations.

         Depreciation, Depreciation expense for the three months ended September 30, 2003 was $61,000 and related to the equipment used by CCI during the period in which it operated.

         Gain on Settlement of Litigation, In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000

         Profit / (Loss) from Operations. Profit from operations was $500,000 for the three months ended September 30, 2003 due to the factors described above.

     Net Interest and Other Income / (Expense). Other expense, net for the three months ended September 30, 2003 was $3,000 largely relating to the interest expense on notes payable provided to us by certain of our directors and officers

         Provision for Income Taxes. No provision for income taxes was required in the three months ended September 30, 2003 as we had significant tax losses brought forward from prior years.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). Net profit for the three months ended September 30, 2003 was $497,000 due to the factors outlined above.

         The comprehensive profit was identical to the net profit for the three months ended September 30, 2003.

Cash Flow Information

         For the three months ended September 30, 2003, net cash generated in operations was $512,000. Net profit, adjusted for non-cash items, resulted in a negative cash flow of $(314,000). However, we were able to generate positive cash flow of $826,000 from the movement in our operating assets and liabilities through aggressive collection of accounts receivable ($598,000) and liquidation of our existing inventory ($582,000) that enabled us to generate the positive cash flow from operations.

         $2,000 positive cash flow was generated by our investing activities in the three months ended September 30, 2003 largely from the sale of fixed assets. The sale of fixed assets was in respect of assets which had already been restated at fair value in prior fiscal periods and consequently generated no gain or loss on sale.

         Cash flow used in financing activities was $401,000 for the three months ended September 30, 2003 relating to the repayment of outstanding notes payable provided to us by certain of our directors and officers.

PLANNED OPERATIONS

         Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses, seek re-listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such series of transactions has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

General Business Plan
---------------------

         We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

         We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

         We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

         The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole director. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future;
(iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

         We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
-------------------------

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

         It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

         While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of stockholders.

         As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

         With respect to any merger or acquisition, and depending upon, among other things, the target company's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

         We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

         As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 1934 Act. Included in these requirements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K (or Form 10-KSB as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition
-----------

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Accounting Pronouncements

In January, 2004 the Financial Accounting Standards Board (`the FASB') issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers'
disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. The initial application of SFAS No. 132R will have no impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs an amendment of ARB No.43, Chapter 4." This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 will have no impact on our financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67." This Statement references the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, "Accounting for Real Estate Time-Sharing Transactions." This Statement also states that the guidance for incidental operations and costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The initial application of SFAS No. 152 will have no impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect application of SFAS No. 153 to have a material affect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error - an amendment of APB Opinion No. 29." This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the usual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects of the cumulative effect of the change. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect application of SFAS No. 154 to have a material affect on our financial statements.

Effects of Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our operating results or financial condition.

ITEM 3.  Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

            In October 1999, we, and two former officers of DTI, were named as defendants in a breach of contract and intentional tort action brought by Daniel Boudwin who claimed rights to computer software products once offered for sale by certain of our subsidiaries. This action was taken in Pennsylvania's Delaware Court of Common Pleas. The plaintiff was seeking payment of one-half of all the sales proceeds of the commercial software product line of "Special Delivery" from February 1997 and made claim to one-half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by us to the shareholders of DTI in April 1999. We and our subsidiaries had indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although we and our subsidiaries supported the selling shareholder's position as it related to the plaintiff in this action, cross-claims were filed against the selling shareholder for indemnification and contribution for further protection. During

2001 we settled the case by stipulated judgment and a one off payment of $65,000 in full and final settlement of any and all outstanding liabilities in respect of this case.

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again appealed against the dismissal and the appeal is anticipated to be heard before the end of 2005.

     In May 2000, we and a distributor were named as defendants in an action in the United States District Court of Middle North Carolina brought by a former customer of the distributor. In the case, entitled Performance Oriented Solutions, Inc. vs Scansource, Inc., and Javelin Systems, Inc., Case No: 1:00 CV 621 (M.D.N.C.), the plaintiff alleged certain misrepresentations made by the defendants, consequently resulting in lost profits and incidental losses. In addition, the plaintiff was seeking punitive damages. The case was settled by Stipulation of Voluntary Dismissal and a one off payment of $90,000 by us in full and final settlement of any and all liabilities arising in respect of the case.

         In August 2001, we, together with our Chief Executive Officer, filed a six count complaint against our former auditors, PWC, alleging professional negligence, intentional interference with prospective business advantage, negligent interference with prospective economic advantage, violation of California Business and Professions Code Sections 17200 and 17500, and defamation. In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000.

         In December 2003, we appointed attorney Frank G Blundo Jr. P.C. as trustee in an assignment for the benefit of the creditors of Aspeon and CCI commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate and be bound by the terms of the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

Item 2.  Changes in Securities.

All details of changes in our securities are set out in Note 9. Shareholders' Equity above.

Item 3.  Defaults upon Senior Securities

All details of our defaults in respect of our debt and our Preferred Stock are set out in Note. 7 Line of Credit, Debt & Notes Payable and Note. 8 Mandatorily Redeemable Series A Preferred Stock

We are in default on a number of operating and capital leases either directly or as guarantor for our subsidiary companies. These liabilities have been included in the balance of our accounts payable. We will attempt to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through June 30, 2003 or subsequent to that date

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

10.1 (1) Agreement relating to the purchase of the whole of the issued share capital of Javelin Holdings International Limited.

10.1 (2) Mutual Release and Settlement Agreement dated as of March 22 between the Company and Castle Creek Technology Partners LLC.

10.1 (3) Secured Convertible Promissory Note Purchase Agreement dated September 12, 2002 entered into by Aspeon, Inc., Richard Stack, Kenneth Kadlec and Horace Hertz.

10.2 (3) Security dated September 12, 2002 entered into by Aspeon, Inc., Richard Stack, Kenneth Kadlec and Horace Hertz.

2.0(4) Share Sale Agreement dated January 17, 2003 entered into by Aspeon, Inc. and Matthew James Maley.

     (1) Filed as an exhibit to our Current Report on Form 8-K dated April 8, 2002 and incorporated herein by reference.

     (2) Filed as an exhibit to our Current Report on Form 8-K dated May 14, 2002 and incorporated herein by reference.

     (3) Filed as an exhibit to our Current Report on Form 8-K dated September 27, 2002 and incorporated herein by reference.

     (4) Filed as an exhibit to our Current Report on Form 8-K dated February 3, 2003 and incorporated herein by reference.

b.       Reports on Form 8-K.

Since the last Form 10-Q file in respect of the three and nine month period ended March 31, 2001 we have filed the following reports on Form 8-K:

On August 23, 2001 we filed a report on Form 8-K reporting that we and our Chief Executive Officer had filed a six count compliant against our former auditors, PricewaterhouseCoopers LLP.

On September 20, 2001 we filed a report on Form 8-K reporting that the United States District Court had dismissed with prejudice the class action suit brought against us, our Chief Executive Officer and former Chief Financial Officer.

On October 16, 2001 we filed a report on Form 8-K reporting:

                1) that the plaintiffs in the class action suit previously filed against us, our Chief Executive Officer and former Chief Financial Officer, had taken an appeal from the order of the United States District Court which dismissed the suit with prejudice and entered judgment in favor of the registrant and its officers, and

                2) our unaudited financial results for the fiscal year ended June 30, 2001.

On November 21, 2001 we filed a report on Form 8-K reporting

                1) our unaudited financial results for the three months ended September 30, 2001, and

                2) our appointment of Robert D. Nichols as our President and Chief Executive Officer.

On April 8, 2002 we filed a report on Form 8-K reporting the sale of our UK holding company, Javelin Systems (Europe) Ltd. and its subsidiary companies to an investment group which included members of the existing UK management team.

On May 14, 2002 we filed a report on Form 8-K reporting an agreement with the holder of our Preferred Shares to cancel the Preferred Shares, warrants for shares of our common stock and warrants for shares in our wholly owned subsidiary company, Aspeon Solutions, in return for a one time cash payment.

On September 27, 2002 we filed a report on Form 8-K reporting that we had entered into a Secured Convertible Promissory Note Purchase Agreement with three individuals who were directors and officers of us.

On February 3, 2003 we filed a report on Form 8-K reporting the sale of our Australian subsidiary company, Aspeon Systems (Asia Pacific) Pty. Ltd, to Mr. Matthew Maley, general manager of that subsidiary.

On May 4, 2005 we filed a report on Form 8-K reporting the appointment of David J Cutler as our director, President, Chief Executive Officer and Chief Financial Officer and the resignation of Richard P Stack from those positions.

On May 11, 2005 we filed a report on Form 8-K reporting that David J Cutler had entered into an agreement with Frank G Blundo, Jr. PC, trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of our shares to be determined.

On September 15, 2005 we filed a report on Form 8-K appointing Larry O'Donnell CPA PC as our independent accountant.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ASPEON, INC,
                                    (Registrant)




Date: October 25, 2005              /s/    David J. Cutler
-----------------------             -------------------------------------
                                      David J. Cutler,
                                      Chief Executive Officer
                                      Chief Financial Officer.

                 UNAUDITED EXTRACTS FROM 2001 - 2003 FINANCIAL STATEMENTS



                                          ASPEON, INC.
                                   CONSOLIDATED BALANCE SHEET
                                          AS AT JUNE 30

                                                          2000         2001        2002        2003
                                                        Audited      Unaudited   Unaudited    Unaudited
              ASSETS
Current assets

     Cash and cash equivalents                       $  8,853,200 $  1,179,100      234,900   $     1,500
     Investments                                        1,025,200            0            0             0
     Accounts receivable                               12,856,000    6,502,900    1,762,800       986,800
     Inventories                                       20,666,300    7,184,600      441,800       586,400
     Income tax receivable                              2,713,700            0            0             0
     Prepaid expenses and other current assets          1,955,600    1,073,500      407,300       233,500
                                                       -----------  ----------- -----------   -----------
              Total current assets                     48,070,000   15,940,100    2,846,800     1,808,200

Property and equipment, net                             5,525,900    3,136,600      577,700       473,200
Goodwill                                               36,627,700   11,224,900      500,000             0
Other intangible assets                                   782,200            0            0             0
Other assets, net                                         777,700      330,900      106,600         5,200
                                                       -----------  ----------- -----------   -----------
              Total assets                           $ 91,783,500 $ 30,632,500    4,031,100   $ 2,286,600
                                                       ===========  =========== ===========   ===========

              LIABILITIES, MANDATORILY REDEEMABLE SECURITIES  AND SOCKHOLDERS' EQUITY / (DEFICIT)

Current liabilities

     Line of credit                                  $  3,189,000 $    967,700            0 $           0
     Manditorily redeemable preferred stock (in
     default)                                                   0   13,969,200            0             0
     Accounts payable                                  10,598,600    8,824,200    5,565,700    10,780,800
     Accrued expenses                                   7,249,200    2,960,400    1,289,400       803,300
     Current maturities of long-term debt               1,037,600      590,100      827,100       610,400
     Purchase price payable for acquisitions                    0    2,126,400    1,123,900     1,123,900
     Customer deposits and unearned income              2,772,800    2,062,700      786,000       442,400
     Income taxes payable                                       0      199,100        9,100             0
                                                       -----------  -----------  -----------    ----------
              Total current liabilities                24,847,200   31,699,800    9,601,200    13,760,800

Long-term debt, net of current portion                    305,200      857,300    1,690,900             0
Purchase price payable for acquisitions                 1,868,200            0            0             0
Other                                                     277,400       35,300            0             0
                                                       -----------  -----------  -----------    ----------
              Total liabilities                        27,298,000   32,592,400   11,292,100    13,760,800

Manditorily redeemable Series A preferred stock
$0.01 par value, 10,000 issued and outstanding          6,042,100            0            0             0
Manditorily redeemable warrants                         3,426,600    3,426,600            0             0
Manditorily redeemable minority interest warrants         867,300            0            0             0

Stockholders' equity / (deficit)

     Preferred stock, $0.01 par value, 990,000 shares
     authorized (1,000,000 authotized net of 10,000
     designated as mandatorily redeemable stock);
     no shares issued and outstanding                           0            0            0             0
     Common Stock, $0.01 par value, 20,000,000 shares
     authorized 9,436,215 (2000 - 9,383,161) and
     issued and outstanding                                93,800       94,400       94,400        94,400
     Additional paid in capital                        65,049,500   65,143,600   84,938,400    84,938,400
     Treasury stock                                             0      (60,000)     (60,000)      (60,000)
     Accumulated deficit                              (10,025,900) (68,962,100) (92,618,900)  (96,518,900)
     Accumulated other comprehensive (loss) / profit     (967,900)  (1,602,400)     385,100        71,900
                                                       -----------  -----------  -----------    ----------
              Total  stockholders' equity / (deficit)  54,149,500   (5,386,500)  (7,261,000)  (11,474,200)


              Total liabilities, mandatorily redeem-
              able securities, and stockholders'
                                                       -----------  -----------  -----------    ----------
              equity / (deficit)                     $ 91,783,500 $ 30,632,500    4,031,100   $ 2,286,600
                                                       ===========  ===========  ===========    ==========


                                          ASPEON, INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE TWELVE MONTHS ENDED JUNE 30

                                                       2000            2001            2002            2003
                                                      Audited       Unaudited       Unaudited       Unaudited
Revenues
     Products                                     $  54,902,300   $  40,883,600   $  22,131,700   $  10,749,100
     Services                                        26,142,900      20,227,000      10,406,600       2,476,000
                                                    ------------    ------------    ------------    ------------
Total revenues                                       81,045,200      61,110,600      32,538,300      13,225,100

Cost of revenues
     Products                                        40,973,800      38,811,400      19,173,100       8,345,500
     Services                                        20,300,100      16,550,900       9,622,200       1,331,400
                                                    ------------    ------------    ------------    ------------
Total cost of revenues                               61,273,900      55,362,300      28,795,300       9,676,900
                                                    ------------    ------------    ------------    ------------
Gross profit                                         19,771,300       5,748,300       3,743,000       3,548,200

Operating expenses
     Research and development                         1,968,000       1,285,200         779,300         503,200
     Selling and marketing                            8,396,900       6,622,700       2,550,300         789,300
     General and administrative                      19,189,800      25,703,100       9,704,800       4,412,700
     Impairment charge                                        0      23,531,000      12,874,100       1,850,900
     Gain on settlement of litigation                         0               0               0               0
     Gain on assignment for the benefit of creditors          0               0               0               0
                                                    ------------    ------------    ------------    ------------
Total operating expenses                             29,554,700      57,142,000      25,908,500       7,556,100

Income / (loss) from operations                      (9,783,400)    (51,393,700)    (22,165,500)     (4,007,900)

Interest expense                                       (807,800)     (2,395,800)     (1,731,700)        (58,000)
Interest income                                         422,800         360,600          21,100           4,300
Other income (expense), net                             (82,300)      1,026,300         661,900         161,500
                                                    ------------    ------------    ------------    ------------
Income (loss) before income tax and                 (10,250,700)    (52,402,600)    (23,214,200)     (3,900,100)
cumulative effect of accounting change

Income tax (expense) / benefit                          949,500        (159,200)         (1,800)            100
                                                    ------------    ------------    ------------    ------------
Income (loss) before cumulative effect of            (9,301,200)    (52,561,800)    (23,216,000)     (3,900,000)
accounting change

Cumulative effect of accounting change                        0         817,600               0               0
                                                    ------------    ------------    ------------    ------------
Net  income / (loss)                                 (9,301,200)    (51,744,200)    (23,216,000)     (3,900,000)


Accretion of mandatorily redeemable                  (6,090,500)     (7,192,057)              0               0
Series A Preferred stock discounts and dividends
                                                    ------------    ------------    ------------    ------------
Net income (loss) available to common stockholders $(15,391,700)  $ (58,936,257)  $ (23,216,000)  $  (3,900,000)
                                                    ============    ============    ============    ============

Basic and Dilured income (loss) per share:
     Before cumulative effect of accounting change $      (1.67)  $       (6.35)  $       (2.46)  $       (0.41)
     Cumulative effect of accounting change                0.00            0.09            0.00            0.00
                                                    ------------    ------------    ------------    ------------
     Net income (loss)                             $      (1.67)  $       (6.26)  $       (2.46)  $       (0.41)
                                                    ============    ============    ============    ============

Shares used in computing income (loss) per common share:

     Basic and Diluted                                9,243,079       9,411,345       9,436,215       9,436,215
                                                    ============    ============    ============    ============


ASPEON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED JUNE 30

                                                                       Audited            Unaudited           Unaudited
                                                                         2000                2001                2002
Operating Activities
Net income (loss)                                                       (9,301,200)        (51,745,000)        (23,215,900)
Adjustments to reconcile net income (loss) to net cash
uesd in operating activities:
      Cumulative effect of accounting change                                     0            (817,600)
      Depreciation and amortization                                      4,962,800           4,566,100           2,842,000
      Warrant valuation adjustment                                               0            (137,800)
      Write off purchased software                                         136,400                   0
      Amortization of deferred financing costs                             304,700                   0
      Amortization of deferred stock - based compensation                  121,100              83,200
      Gain on disposal of assets                                                            (1,252,900)          2,449,800
      Impairment charge                                                          0          23,530,900           4,826,300
      Write off assets                                                                       1,652,500
      Deferred income taxes                                                530,900                   0
      Deferred rent expense                                                 67,900                   0
      Penalty interest on manual redeemable preferred stock                      0           1,467,200           1,662,300
Non-cash allowances                                                                          5,265,200           5,498,400
      Inventories                                                          629,400                   0
      Accounts receivable                                                  355,200                   0
      Warranty                                                              18,300                   0
Changes in operating assets liabilities, net of acquisitions
      Accounts receivable                                                3,298,100           3,515,300           1,760,000
      Inventories                                                       (6,755,900)         10,392,200           5,625,300
      Income taxes receivable                                           (2,713,700)          2,713,700
      Prepaid expenses and other current assets                           (118,200)            400,900             657,800
      Other assets                                                          (6,400)            524,900             224,300
      Accounts payable                                                   2,705,900          (1,546,800)         (1,277,200)
      Accrued expenses                                                   3,997,000          (3,892,500)           (636,900)
      Customer deposits                                                    948,900            (283,400)           (763,000)
      Deferred revenues                                                    247,600            (318,600)           (513,700)
      Income taxes payable                                              (1,517,400)                  0

                                                                    ---------------     ---------------     ---------------
Net cash used in operating activities                                   (2,070,400)         (5,882,500)           (860,500)

Investing Activities
      Purchase of equipment                                             (3,528,500)         (1,013,600)                  0
      Cash received from (paid for) purchased businesses                (7,953,600)           (427,000)                  0
      Proceeds from sale of fixed assets                                         0             900,000                   0
      Investment in securities                                           6,446,800                   0                   0
      Proceeds from sale of investments                                          0           1,037,300                   0
      Notes receivable due from related parties                           (496,000)           (400,000)                  0
      Repayment of notes due from related parties                                0             706,000                   0

                                                                    ---------------     ---------------     ---------------
Net cash used in investing activities                                   (5,531,300)            802,700                   0




Financing Activities
      Net borrowings (repayments) under line of credit                   1,137,400          (1,691,200)           (862,200)
      Proceeds from issuance of long-term debt
      Payments of notes payable to related parties                         (33,900)
      Payment of notes payable                                            (309,500)           (574,100)           (303,700)
      Principal payments on capital leases                                (108,900)            249,900           1,115,300
      Deferred financing costs
      Net proceeds from issuance of Preferred Stock                      9,568,400
      Exercise of stock options and warrants                               916,600
      Preferred Stock dividend paid                                        (40,000)           (553,300)           (447,500)

                                                                    ---------------     ---------------     ---------------
Net cash provided by financing activities                               11,130,100          (2,568,700)           (498,100)

Effect of exchange rate changes on cash                                   (316,700)            (25,600)            414,400

Increase (decrease) in cash and cash equivalents                         3,211,700          (7,674,100)           (944,200)
                                                                                                                  (944,200)
Cash and cash equivalents at the beginning of the period                 5,641,500           8,853,200           1,179,100

                                                                    ---------------     ---------------     ---------------
Cash and cash equivalents at the end of the period                       8,853,200           1,179,100             234,900
                                                                    ===============     ===============     ===============

Supplemental disclosure of cash flow information:

Income tax paid                                                          1,425,900
                                                                    ===============

Interest paid                                                              436,000
                                                                    ===============


                                           APEON, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)

                                         Common Stock      Additional   Deferred                             Accumulated
                                                           Paid - in   Stock-based  Treasury  Accumulated    Comprehensive
                                       Shares     Amount    Capital    Compensation  Stock      Deficit      Loss           Total

                                         #          $          $          $            $           $          $              $

Balance, June 30, 1999  - audited    8,887,203  $ 88,900   $55,800,700   $(6,700)  $      0   $ 3,799,700   $  (72,200) $59,610,400

Shares issued in connection with       104,802     1,000     2,059,700      -          -           -            -         2,060,700
the acquisition of Monument

Shares issued in connection with       271,256     2,700     2,565,300      -          -           -            -         2,568,000
the earnout provisions of the
RGB and Jade acquisition

Manditorily redeemable preferred          -          -       3,708,400      -          -       (3,708,400)      -            -
stock beneficial conversion feature

Accretion of manditory                    -          -          -           -          -         (816,000)      -          (816,000)
redeemable stock discount and
dividends

Amortization of deferred stock-           -          -          -          6,700       -           -            -             6,700
based compensation

Exercise of stock options              119,900     1,200       915,400      -          -           -            -           916,600

Comprehensive loss                        -          -            -         -          -       (9,301,200)    (895,700) (10,196,900)
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30, 2000 - audited     9,383,161    93,800    65,049,500         0          0   (10,025,900)    (967,900)  54,149,500

Conversion of manditorily               53,054       600        94,100                                                       94,700
redeemable preferred stock

Accretion of manditory                                                                         (7,192,000)               (7,192,000)
redeemable stock discount and
dividends

Purchase of Treasury Stock                                                          (60,000)                                (60,000)

Comprenensive loss                                                                            (51,744,200)    (634,500) (52,378,700)
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30, 2001 - unaudited   9,436,215    94,400    65,143,600         0    (60,000)  (68,962,100)  (1,602,400)  (5,386,500)

Accretion of manditory redeemable                                                                (440,800)                 (440,800)
stock discount and dividends

Comprehensive loss                                                                            (23,216,000)   1,987,500  (21,228,500)

Forgiveness of Deferred Earnouts                               741,000                                                      741,000

Cancellation of Preferred Stock                             15,627,200                                                   15,627,200

Cancellation of Warrants                                     3,426,600                                                    3,426,600
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30 2002 - unaudited    9,436,215    94,400    84,938,400         0    (60,000)  (92,618,900)     385,100   (7,261,000)

Comprehensive Loss                                                                             (3,900,000)    (313,200)  (4,213,200)
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30 2003 - Unaudited    9,436,215 $  94,400   $84,938,400 $       0 $  (60,000) $(96,518,900  $    71,900 $(11,474,200)
                                     =========  =========  =========== =========  ==========  ============ ============ ===========


ASPEON, INC
INCOME STATEMENT FOR THE TWELVE MONTHS ENDED
JUNE 30, 2003



                                          Consolidated       CCI           CCI           ASPEON          ASPEON        Consolidated
                                             9 months     12 months       9 months     12 months        9 months        12 months
                                            31-Mar-03     30-Jun-03      31-Mar-03     30-Jun-03        31-Mar-03       30-Jun-03

Revenues
  Products                                 7,612,541      8,007,694     (4,872,557)     2,412,946      (2,411,542)       10,749,082
  Services                                 3,167,007      2,458,941     (3,149,966)             0               0         2,475,982

                                       --------------   ------------   ------------  -------------   -------------   ---------------
Total revenues                            10,779,548     10,466,635     (8,022,523)     2,412,946      (2,411,542)       13,225,064

Cost of revenues
  Products                                 6,647,954      5,623,001     (3,871,526)     2,581,329      (2,635,285)        8,345,473
  Services                                 1,401,232      1,503,144     (1,572,975)             0               0         1,331,401

                                       --------------   ------------   ------------  -------------   -------------   ---------------
Total cost of revenues                     8,049,186      7,126,145     (5,444,501)     2,581,329      (2,635,285)        9,676,874

                                       --------------   ------------   ------------  -------------   -------------   ---------------
Gross profit                               2,730,362      3,340,490     (2,578,022)      (168,383)        223,743         3,548,190

Operating expenses
   Research and development                  406,950                             0        503,150        (406,950)          503,150
   Selling and marketing                     636,121        284,886       (268,651)       413,738        (276,780)          789,314
   General and administrative              3,739,323      2,427,169     (1,792,733)     1,733,353      (1,694,438)        4,412,674
   Impairment charge                               0                             0                              0                 0

                                       --------------   ------------   ------------  -------------   -------------   ---------------
Total operating expenses                   4,782,394      2,712,055     (2,061,384)     2,650,241      (2,378,168)        5,705,138

Income / (loss) from operations           (2,052,032)       628,435       (516,638)    (2,818,624)      2,601,911        (2,156,948)

Interest expense                             (14,872)       (36,875)             0        (15,181)          8,949           (57,978)
Interest income                                2,394            331              0          3,347          (1,761)            4,311
Other income (expense), net                  152,458            772          7,444        173,517        (172,644)          161,547

                                       --------------   ------------   ------------  -------------   -------------   ---------------
Income (loss) before income tax
and cumulative effect of accounting       (1,912,052)       592,663       (509,194)    (2,656,941)      2,436,455        (2,049,068)
change

Income tax (expense) / benefit                   75             75            (75)                                              75

                                       -------------   ------------   ------------  -------------   -------------   ---------------
Income (loss) before cumulative effect   (1,911,977)       592,738       (509,269)    (2,656,941)      2,436,455        (2,048,993)
of accounting change

Cumulative effect of accounting change            0                             0                              0                 0

                                       -------------   ------------   ------------  -------------   -------------   ---------------
Net  income / (loss)                     (1,911,977)       592,738       (509,269)    (2,656,941)      2,436,455        (2,048,993)


Accretion of mandatorily redeemable
Series A Preferred stock discounts
and dividends

                                       -------------   ------------   ------------  -------------   -------------   ---------------
Net income (loss) available to common
stockholders                             (1,911,977)       592,738       (509,269)    (2,656,941)      2,436,455        (2,048,993)
                                       =============   ============   ============  =============   =============   ===============