Form 10QSB
period 2003-12-31
ASPEON INC
filed 2005-10-28
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

                                       OR

 [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         52-1945748
         --------                                         ----------
(State or other jurisdiction of                           (IRS Employer Identi-
   incorporation or organization)                         fication No.)

                4704 Harlan St, Suite 420, Denver, Colorado 80212
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380 9784
                                 --------------
                           (Issuer's telephone number)

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

              Class                                 Outstanding October 26, 2005
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

Consolidated Balance Sheet - December 31, 2003.                                  F-1

Consolidated Statements of Operations - Three and Six Months ended December 31,  F-2
2003.

Consolidated Statement of Cash Flows - Six Months ended December 31,   2003      F-3

Notes to Consolidated Financial Statements.                                      F-4 - F-22


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           25

Item 3.           Controls and Procedures                                       37




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                             37
Item 2.           Changes in Securities                                         39
Item 3.           Defaults on Senior Securities                                 39
Item 4.           Submission of Matters to a Vote of Security Holders           39
Item 5.           Other Information                                             39
Item 6.           Exhibits and Reports on Form 8-K.                             39

Unaudited Extracts From 2001 - 2003 Consolidated Financial Statements           F-23 - F-25

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                  Aspeon, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)


                                                                                            December 31,
                                                                                                2003
                                                                                         -----------------
ASSETS

Current Assets
      Cash & Cash Equivalents                                                            $        113,399
      Accounts Receivable                                                                          86,083
      Other Receivables                                                                           144,656
      Inventory                                                                                       749
      Prepaid Expenses                                                                             33,579
                                                                                         -----------------
                  Total Current Assets                                                            378,466

Fixed Assets                                                                                      258,595

Other Assets                                                                                        3,172

TOTAL ASSETS                                                                             $        640,233
                                                                                         =================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                                                   $      9,566,132
      Unearned Income & Customer Deposits                                                         236,127
      Accrued Expenses                                                                            575,967
      Notes Payable                                                                               209,000
      Deferred Earnouts                                                                         1,123,869
                                                                                         -----------------
                  Total Current Liabilities                                                    11,711,095

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                      94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,938,361
      Treasury Stock                                                                              (60,000)
      Accumulated Deficit                                                                     (96,043,584)
                  Total Stockholders' Deficit                                                 (11,070,862)
                                                                                         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $        640,233
                                                                                         =================

        See accompanying Notes to Consolidated Financial Statements.


                                      Aspeon, Inc.
                         Consolidated Statements of Operations
                                      (Unaudited)




                                                                   Three Months Ended           Six Months Ended
                                                                      December 31,                December 31,
                                                                           2003                       2003
                                                                    -----------------          -----------------
Revenue
      Products                                                      $              0           $        457,754
      Services                                                               113,768                    407,705
                                                                    -----------------          -----------------
      Total Revenue                                                          113,768                    865,459

Cost of Sales
      Products                                                               (16,334)                   708,718
      Services                                                                34,877                    139,325
                                                                    -----------------          -----------------
      Total Cost of Sales                                                     18,543                    848,043
                                                                    -----------------          -----------------
Gross Profit / (Loss)                                                         95,225                     17,416

Operating Expenses / (Income)
      General & Administrative Expenses                                      156,473                    512,540
      Selling & Marketing Expenses                                               804                     13,428
      Depreciation                                                            31,523                     92,082
      Gain on Settlement of Litigation                                             0                 (1,007,211)
                                                                    -----------------          -----------------
      Total Operating Expenses / (Income)                                   (188,800)                   389,161

      Operating Profit / (Loss)                                              (93,575)                   406,577

Interest and Other Income / (Expenses) Net                                         0                     (3,237)
                                                                    -----------------          -----------------
Profit / (Loss) before Income Taxes                                          (93,575)                   403,340

Provision for Income Taxes                                                  -                          -
                                                                    -----------------          -----------------
Net Profit / (Loss)                                                 $        (93,575)          $        403,340
                                                                    =================          =================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                         ($0.01)                     $0.04
                                                                    =================          =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                   9,436,225                  9,436,225
                                                                    =================          =================

                See accompanying Notes to Consolidated Financial Statements.


                                  Aspeon, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)




                                                                                Six Months Ended
                                                                                  December 31,
                                                                                       2003
                                                                                -----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                            $        403,340

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                                        92,082
      Gain on Settlement of Litigation                                                (1,007,211)
      Net Cash Received on Settlement of Litigation                                      136,000

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                         900,739
      (Increase)/Decrease in Other Receivables                                          (122,618)
      (Increase)/Decrease in Inventory                                                   585,677
      (Increase)/Decrease in Prepaid Expenses                                            177,830
      Increase/(Decrease) in Accounts Payable                                           (343,427)
      Increase/(Decrease) in Unearned Income & Customer Deposits                        (206,331)
      Increase/(Decrease) in Accrued Expenses                                           (182,245)
                                                                                -----------------
      Total Cash Flow provided by / (used in) Operating Activities                       433,836

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                             1,992
      Purchase of Fixed Assets                                                              (891)
      Proceeds from Sale of Fixed Assets                                                  78,361
                                                                                -----------------
      Total Cash Flow provided by / (used in) Investing Activities                        79,462

CASH FLOW FROM FINANCING ACTIVITIES
      Repayment of Notes Payable                                                        (401,430)
                                                                                -----------------
      Total Cash Flow provided by / (used in)  Financing Activities                     (401,430)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $        111,868
                                                                                =================

Cash and Cash Equivalents at the beginning of the period                        $          1,531
                                                                                =================
Cash and Cash Equivalents at the end of the period                              $        113,399
                                                                                =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $          3,129
                                                                                -----------------
Cash paid for income tax                                                        $              0
                                                                                -----------------

         See accompanying Notes to Consolidated Financial Statements.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note. 1           General

         Aspeon, Inc. ("Aspeon" or the "Company", which may also be referred to as "we", "us" or "our") was incorporated in the Sate of Delaware in September 1995 under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and subsequently to Aspeon, Inc. in December 1999. Our mailing address is 4704 Harlan Street, Suite 420, Denver, Colorado 80212 and our telephone number is 303-380-9784.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six month period ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

         Due to the dispute with our previous auditors, PWC, and our lack of funds, the last Form 10-K we was filed in respect of our financial year ended June 30, 2000 and the last Form 10-Q we filed was in respect of the three and nine month period ended March 31, 2001.Unaudited extracts from our financial statements for the financial years June 30, 2001 through June 30, 2003 are attached on page 42 below. We do not intend to have these accounts audited as we believe that the cost of completing such audits would exceed any benefit to shareholders.

Note. 3           Liquidity

         As of December 31, 2003, we had $113,000 cash on hand, $640,000 of assets, had terminated our last operating business and had no other source of income, outstanding liabilities in excess of $11.7 million and an outstanding law suit brought against us by certain of our shareholders.

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

Aspeon, Inc.                                established September 1995.         ceased trading operations as
at June 30, 2003.


                                                                                assets transferred to the
                                                                                trustee for the assignment
                                                                                for the benefit of Aspeon
                                                                                and CCI creditors in January
                                                                                2004.
                                      F-10




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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the six months ended December 31, 2003 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the six months ended December 31, 2003 as our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the six months ended December 31, 2003 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

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

         As at December 31, 2003 the balance of notes payable represented two notes payable to two individuals who had previously sold their business to us. We had renegotiated the terms of the deferred earnout due to them on the sale of their business to us such that these notes payable represented the balance due to them. We were in default in repayment of these notes payable as at December 31, 2003. Effective January 1, 2004, one of the two note holders elected to become part of, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors. The note payable to the remaining note holder with a balance of $128,000 remains an outstanding liability of ours.

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

         The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and nine months ended March 31, 2001 were as follows:

                                                 Three months      Nine months
                                                     Ended             Ended
                                               -------------     ---------------
                                               March 31, 2001     March 31, 2001
Discount accretion to stated face value        $ --              $  4,138,400
Premium on mandatory redemption accretion        --                 2,462,400
Dividend recordation                              147,800           443,500
                                               -------------     ---------------
                                               $  147,800        $  7,044,300
                                               =============     ===============

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

            Subsequent to June 30, 2000, no stock options were exercised

            During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding as at December 31, 2003:
                                                                     WEIGHTED
                                                                     AVERAGE
                                               OPTIONS            EXERCISE PRICE

Options outstanding beginning of
period................                          850,000               $0.063
  Granted..........................                  --                  --
  Exercised........................                  --                  --
  Canceled.........................                  --                  --
                                              -----------             -------
Options outstanding................             850,000               $0.063
                                              ===========             =======
Options exercisable................             516,667               $0.063
                                              ===========             =======

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

            Consequently as at December 31, 2003 no warrants were outstanding and none have been issued subsequently.

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

Note.12  Commitments

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


Note.13  Subsequent Events

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2003, we had $113,000 cash on hand, $640,000 of assets, had terminated our last operating business and had no other source of income, outstanding liabilities in excess of $11.7 million and an outstanding law suit brought against us by certain of our shareholders.

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

Results of Operations - Three Months Ended December 31, 2003

         Revenue, Revenue for the three months ended December 31, 2003 was $114,000. Our only operating business during the three months ended December 31, 2003 was CCI's services operations as CCI had terminated its production business effective August 3, 2003 and all our other operating businesses had been sold or terminated in prior fiscal periods. During the three months ended December 31, 2003 most of CCI's services were performed by subcontractors. CCI ceased all operations effective December 31, 2003.

         Cost of Sales, Cost of sales for the three months ended December 31, 2003 was $19,000. A credit of $(16,000) related to an adjustment to the cost of supplying products in the previous fiscal quarter and an expense of $35,000 to the cost of providing services. As the majority of service revenue related to automatically recurring maintenance service revenue, subcontractors were only retained when specific maintenance services were needed to be provided.

         Gross Profit / (Loss), Gross profit for the three months ended December, 2003 was $95,000, or 84% of revenue, for the reasons set out above.

         General and Administrative Expenses. General and administrative expenses for the three months ended December 31, 2003, were $156,000. $88,000 related to the overhead costs of operating CCI service operations for the three months to December 31, 2003. The balance of $68,000 related to the costs of Aspeon, principally Directors' and Officers' insurance ($31,000) and director's and consultants' remuneration ($38,000) incurred in the close down of our operation.

         Selling and Marketing Expenses, Selling and marketing expenses for the three months ended December 31, 2003 were $1,000. These related to expenses incurred by CCI prior to the termination of its operations.

         Depreciation, Depreciation expense for the three months ended December 31, 2003 was $32,000 and related to the equipment used by CCI during the period in which it operated.

         Profit / (Loss) from Operations. Loss from operations was $94,000 for the three months ended December 31, 2003 due to the factors described above.

     Net Interest and Other Income / (Expense). There was no net interest and other income / (expense) for the three months ended December 31, 2003.

         Provision for Income Taxes. No provision for income taxes was required in the three months ended December 31, 2003 as we generated a tax loss in the period.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). Net loss for the three months ended December 31, 2003 was $94,000 due to the factors outlined above.

         The comprehensive loss was identical to the net loss for the three months ended December 31, 2003.

Results of Operations - Six Months Ended December 31, 2003

         Revenue, Revenue for the six months ended December 31, 2003 was $865,000. Our only operating business during the six months ended December 31, 2003 was CCI as all our other operating businesses had been sold or terminated in prior fiscal periods. $458,000 of our revenue related to products sold by CCI in the period July 1, 2003 through August 3, 2003 when CCI ceased production, and $407,000 to services provided by CCI, the majority though the use of subcontractors, in the period July 1, 2003 through December 31, 2003. CCI ceased all operations effective December 31, 2003.

         Cost of Sales, Cost of sales for the six months ended December 31, 2003 was $848,000, $709,000 relating to the cost of supplying products and $139,000 to the cost of providing services. Our focus in the period was to generate maximum cash flow for our creditors during the close down of our operations rather than attempting to maximize profits. Consequently we used existing inventory that had already been paid for to manufacture and sell products that generated revenue and cash for our creditors even if such sales were at less than the historic cost of sales.

         Gross Profit / (Loss), Gross profit for the six months ended December 31, 2003 was $17,000, or 2% of revenue, for the reasons set out above.

         General and Administrative Expenses. General and administrative expenses for the six months ended December 31, 2003, were $512,000. $356,000 related to the overhead costs of operating CCI production operations prior to their termination effective August 3, 2003 and its service operations for the six months to December 31, 2003. The balance of $156,000 related to the costs of Aspeon, principally Directors' and Officers' insurance ($78,000) and director's and consultants' remuneration ($76,000) incurred in the close down of our operation.

         Selling and Marketing Expenses, Selling and marketing expenses for the six months ended December 31, 2003 were $13,000. These related to expenses incurred by CCI prior to the termination of its operations.

         Depreciation, Depreciation expense for the six months ended December 31, 2003 was $92,000 and related to the equipment used by CCI during the period in which it operated.

         Gain on Settlement of Litigation, In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000

         Profit from Operations. Profit from operations was $407,000 for the six months ended December 31, 2003 due to the factors described above.

     Net Interest and Other Income / (Expense). Other expense, net for the six months ended December 31, 2003 was $3,000 largely relating to the interest expense on notes payable provided to us by certain of our directors and officers

         Provision for Income Taxes. No provision for income taxes was required in the six months ended December 31, 2003 as we had significant tax losses brought forward from prior years.

     Net Profit and Comprehensive Profit. Net profit for the six months ended December 31, 2003 was $403,000 due to the factors outlined above.

         The comprehensive profit was identical to the net profit for the six months ended December 31, 2003.

Cash Flow Information

         For the six months ended December 31, 2003, net cash generated in operations was $434,000. Net profit, adjusted for non-cash items, resulted in a negative cash flow of $(376,000). However, we were able to generate positive cash flow of $810,000 from the movement in our operating assets and liabilities through aggressive collection of accounts receivable ($901,000) and liquidation of our existing inventory ($586,000) that enabled us to generate the positive cash flow from operations.

         $79,000 positive cash flow was generated by our investing activities in the six months ended December 31, 2003 largely from the sale of fixed assets. The sale of fixed assets was in respect of assets which had already been restated at fair value in prior fiscal periods and consequently generated no gain or loss on sale.

         Cash flow used in financing activities was $401,000 for the six months ended December 31, 2003 relating to the repayment of outstanding notes payable provided to us by certain of our directors and officers.

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

         In December 2003, we appointed attorney Frank G Blundo Jr. P.C. as trustee in an assignment for the benefit of the creditors of Aspeon and CCI commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $495,000 and creditors totaling $3.8 million elected to participate and be bound by the terms of the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

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


                                    ASPEON, INC,
                                    (Registrant)




Date: October 26, 2005              /s/     David J. Cutler
----------------------              ----------------------------------------
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