Form 10QSB
period 2004-03-31
ASPEON INC
filed 2005-10-28
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.
                                       OR

 [_]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      52-1945748
         --------                                      ----------
(State or other jurisdiction of                        (IRS Employer Identifi-
   incorporation or organization)                      cation No.)

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

              Class                                Outstanding October 28, 2005
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

Consolidated Balance Sheet - March 31, 2004.                                     F-1

Consolidated Statements of Operations - Three and Nine Months ended March 31,    F-2
2004.

Consolidated Statement of Cash Flows - Nine Months ended March 31, 2004          F-3

Notes to Consolidated Financial Statements.                                      F-4 - F-22


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                            3

Item 3.           Controls and Procedures                                       15




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                             16
Item 2.           Changes in Securities                                         17
Item 3.           Defaults on Senior Securities                                 17
Item 4.           Submission of Matters to a Vote of Security Holders           17
Item 5.           Other Information                                             17
Item 6.           Exhibits and Reports on Form 8-K.                             17

Unaudited Extracts From 2001 - 2003 Consolidated Financial Statements           F-23 - F-25

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                  Aspeon, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)



                                                                                             March 31,
                                                                                                2004
                                                                                         -----------------

ASSETS

Current Assets
      Cash & Cash Equivalents                                                            $              0
      Accounts Receivable                                                                               0
      Other Receivables                                                                            38,010
      Inventory                                                                                         0
      Prepaid Expenses                                                                                  0
                                                                                         -----------------
                  Total Current Assets                                                             38,010

Fixed Assets                                                                                            0

Other Assets                                                                                            0
                                                                                         -----------------
TOTAL ASSETS                                                                             $         38,010
                                                                                         =================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                                                   $      6,795,402
      Unearned Income & Customer Deposits                                                         236,128
      Accrued Expenses                                                                            568,883
      Notes Payable                                                                               128,000
      Deferred Earnouts                                                                           208,195
                                                                                         -----------------
                  Total Current Liabilities                                                     7,936,608

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                      94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,938,361
      Treasury Stock                                                                              (60,000)
      Accumulated Deficit                                                                     (92,871,320)
                                                                                         -----------------
                  Total Stockholders' Deficit                                                  (7,898,598)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $         38,010
                                                                                         =================

          See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                             Consolidated Statements of Operations
                                          (Unaudited)



                                                                    Three Months Ended        Nine Months Ended
                                                                        March 31,                  March 31,
                                                                           2004                       2004
                                                                    -----------------          -----------------
Revenue
      Products                                                      $              0           $        457,754
      Services                                                                     0                    407,705
                                                                    -----------------          -----------------
      Total Revenue                                                                0                    865,459

Cost of Sales
      Products                                                                     0                    708,718
      Services                                                                     0                    139,325
                                                                    -----------------          -----------------
      Total Cost of Sales                                                          0                    848,043
                                                                    -----------------          -----------------
Gross Profit / (Loss)                                                              0                     17,416

Operating Expenses / (Income)
      General & Administrative Expenses                                           35                    512,575
      Selling & Marketing Expenses                                                 0                     13,428
      Depreciation                                                                 0                     92,082
      Gain on Settlement of Litigation                                             0                 (1,007,211)
      Gain on Assignment for Benefit of Creditors                         (3,173,150)                (3,173,150)
                                                                    -----------------          -----------------
      Total Operating Expenses / (Income)                                  3,173,115                  3,562,276

      Operating Profit / (Loss)                                            3,173,115                  3,579,692

Interest and Other Income / (Expenses) Net                                      (850)                    (4,087)
                                                                    -----------------          -----------------
Profit / (Loss) before Income Taxes                                        3,172,265                  3,575,604

Provision for Income Taxes                                                  -                          -
                                                                    -----------------          -----------------
Net Profit / (Loss)                                                 $      3,172,265           $      3,575,604
                                                                    =================          =================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                          $0.34                      $0.38
                                                                    =================          =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                   9,436,225                  9,436,225
                                                                    =================          =================

                  See accompanying Notes to Consolidated Financial Statements.


                                  Aspeon, Inc.
                      Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                        Nine Months Ended
                                                                            March 31,
                                                                              2004
                                                                         ---------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                     $    3,575,604

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                               92,082
      Gain on Settlement of Litigation                                       (1,007,211)
      Net Cash Received on Settlement of Litigation                             136,000
      Gain on Assignment for Benefit of Creditors                            (3,173,150)
      Cash transferred to Assignment for Benefit of Creditors                  (112,515)

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                900,739
      (Increase)/Decrease in Other Receivables                                  (17,353)
      (Increase)/Decrease in Inventory                                          585,678
      (Increase)/Decrease in Prepaid Expenses                                   177,830
      Increase/(Decrease) in Accounts Payable                                  (448,691)
      Increase/(Decrease) in Unearned Income & Customer Deposits               (199,247)
      Increase/(Decrease) in Accrued Expenses                                  (189,329)
                                                                         ---------------
      Total Cash Flow provided by / (used in) Operating Activities              320,437

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                    1,992
      Purchase of Fixed Assets                                                     (891)
      Proceeds from Sale of Fixed Assets                                         78,361
                                                                         ---------------
      Total Cash Flow provided by / (used in) Investing Activities               79,462

CASH FLOW FROM FINANCING ACTIVITIES
      Repayment of Notes Payable                                               (401,430)
                                                                         ---------------
      Total Cash Flow provided by / (used in)  Financing Activities            (401,430)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                         $       (1,531)
                                                                         ===============

Cash and Cash Equivalents at the beginning of the period                 $        1,531
                                                                         ===============
Cash and Cash Equivalents at the end of the period                       $            0
                                                                         ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $        3,129
                                                                         ---------------
Cash paid for income tax                                                 $            0
                                                                         ---------------
Assets transferred to assignment for the benefit of creditors            $      383,558
                                                                         ---------------
Liabilities transferred to assignment for the benefit of creditors       $    3,669,223
                                                                         ---------------

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

Note. 3           Liquidity

         As of March 31, 2004, we had $0 cash on hand, $38,000 of assets, no operating business or other source of income, outstanding liabilities of $7.9 million and an outstanding law suit brought against us by certain of our shareholders.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the nine months ended March 31, 2004 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the nine months ended March 31, 2004 as our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the nine months ended March 31, 2004 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

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

         As at March 31, 2004 the balance of notes payable represented a single note payable to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of this note payable as at March 31, 2004. The note holder declined to participate in the assignment for the benefit of Aspeon and CCI creditors and consequently the note payable with a balance of $128,000 remains an outstanding liability of ours.

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

            Subsequent to June 30, 2000, no stock options were exercised

            During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding as at March 31, 2004:

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

            Consequently as at March 31, 2004 no warrants were outstanding and none have been issued subsequently.

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

         In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $2.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2004, we had $0 cash on hand, $38,000 of assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million and an outstanding law suit brought against us by certain of our shareholders.

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

Results of Operations - Three Months Ended March 31, 2004

         Revenue, We had no revenue in the three months ended March 31, 2004. We terminated the last of our operating businesses, CCI's services operations, effective December 31, 2003, while CCI's production business was terminated effective August 3, 2003 and all our other operating businesses had been sold or terminated in prior fiscal periods.

         Cost of Sales, We had no cost of sales in the three months ended March 31, 2004. We terminated the last of our operating businesses, CCI's services operations, effective December 31, 2003, while CCI's production business was terminated effective August 3, 2003 and all our other operating businesses had been sold or terminated in prior fiscal periods.

     Gross Profit / (Loss), We had no gross profit / (loss) for the three months ended March 31, 2004 for the reasons set out above.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2004, were $35 relating to bank charges prior to the closure of our bank account. Following the transfer of the last of our assets to the trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 we incurred no other general and administrative expenses.

         Selling and Marketing Expenses, no selling and marketing expenses were incurred in the three months ended March 31, 2004. We terminated the last of our operating businesses, CCI's services operations, effective December 31, 2003, while CCI's production business was terminated effective August 3, 2003 and all our other operating businesses had been sold or terminated in prior fiscal periods.

         Depreciation, No depreciation expense was incurred in the three months ended March 31, 2004 as the last of our assets to the trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004.

         Gain on Assignment for the Benefit of Creditors, Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remain as outstanding liabilities of Aspeon and CCI.

         Profit / (Loss) from Operations. Profit from operations was $3,173,000 for the three months ended March 31, 2004 due to the factors described above.

           Net Interest and Other Income / (Expense). Net interest and other income / (expense) for the three months ended March 31, 2004 was $(1,000) relating to the final closure of our last bank account..

         Provision for Income Taxes. No provision for income taxes was required in the three months ended March 31, 2004 as we had substantial tax losses brought forward from prior periods.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). Net profit for the three months ended March 31, 2004 was $3,172,000 due to the factors outlined above.

         The comprehensive profit was identical to the net profit for the three months ended March 31, 2004.

Results of Operations - Nine Months Ended March 31, 2004

         Revenue, Revenue for the nine months ended March 31, 2004 was $865,000. Our only operating business during the nine months ended March 31, 2004 was CCI as all our other operating businesses had been sold or terminated in prior fiscal periods. $458,000 of our revenue related to products sold by CCI in the period July 1, 2003 through August 3, 2003 when CCI ceased production, and $407,000 to services provided by CCI, the majority though the use of subcontractors, in the period July 1, 2003 through December 31, 2003. CCI ceased all operations effective December 31, 2003.

         Cost of Sales, Cost of sales for the nine months ended March 31, 2004 was $848,000, $709,000 relating to the cost of supplying products and $139,000 to the cost of providing services. Our focus in the period was to generate maximum cash flow for our creditors during the close down of our operations rather than attempting to maximize profits. Consequently we used existing inventory that had already been paid for to manufacture and sell products that generated revenue and cash for our creditors even if such sales were at less than the historic cost of sales.

         Gross Profit / (Loss), Gross profit for the nine months ended March 31, 2004 was $17,000, or 2% of revenue, for the reasons set out above.

         General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2004, were $512,000. $356,000 related to the overhead costs of operating CCI production operations prior to their termination effective August 3, 2003 and its service operations for the six months to December 31, 2003. The balance of $156,000 related to the costs of Aspeon, principally Directors' and Officers' insurance ($78,000) and director's and consultants' remuneration ($76,000) incurred in the close down of our operation.

         Selling and Marketing Expenses, Selling and marketing expenses for the nine months ended March 31, 2004 were $13,000. These related to expenses incurred by CCI prior to the termination of its operations.

         Depreciation, Depreciation expense for the nine months ended March 31, 2004 was $92,000 and related to the equipment used by CCI during the period in which it operated.

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

         Gain on Assignment for the Benefit of Creditors, Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remain as outstanding liabilities of Aspeon and CCI.

         Profit from Operations. Profit from operations was $3,576,000 for the nine months ended March 31, 2004 due to the factors described above.

     Net Interest and Other Income / (Expense). Other expense, net for the nine months ended March 31, 2004 was $4,000 largely relating to the interest expense on notes payable provided to us by certain of our directors and officers

         Provision for Income Taxes. No provision for income taxes was required in the nine months ended March 31, 2004 as we had significant tax losses brought forward from prior years.

         Net Profit and Comprehensive Profit. Net profit for the nine months ended March 31, 2004 was $3,576,000 due to the factors outlined above.

         The comprehensive profit was identical to the net profit for the nine months ended March 31, 2004.

Cash Flow Information

         For the nine months ended March 31, 2004, net cash generated in operations was $320,000. Net profit, adjusted for non-cash items, resulted in a negative cash flow of $(489,000). However, we were able to generate positive cash flow of $809,000 from the movement in our operating assets and liabilities through aggressive collection of accounts receivable ($901,000) and liquidation of our existing inventory ($586,000) that enabled us to generate the positive cash flow from operations.

         $79,000 positive cash flow was generated by our investing activities in the nine months ended March 31, 2004 largely from the sale of fixed assets. The sale of fixed assets was in respect of assets which had already been restated at fair value in prior fiscal periods and consequently generated no gain or loss on sale.

         Cash flow used in financing activities was $401,000 for the nine months ended March 31, 2004 relating to the repayment of outstanding notes payable provided to us by certain of our directors and officers.

PLANNED OPERATIONS

         Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses, seek a listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such series of transactions has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

General Business Plan
--------------------------------

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

Acquisition Opportunities
------------------------------------

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

Competition
-----------------

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


                                    ASPEON, INC,
                                    (Registrant)




Date: October 28, 2005              /s/     David J. Cutler
----------------------              -------------------------------------
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