Form 10KSB
period 2004-06-30
ASPEON INC
filed 2005-11-01
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2004.

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-21477

                                  ASPEON, INC.
                                  ------------
              (EXACT NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                      DELAWARE                                 52-1945748
            (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

            4704 HARLAN STREET, SUITE 420
                  DENVER, COLORADO                                80212
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (303) 380 9784
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

     Indicate by check mark whether the Registrant is a shell company (as defin-ed in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

    The Registrant's revenues for its fiscal year ended June 30, 2004 were $865,000.

    The aggregate market value of the voting common equity held by non-affiliates of the Registrant on October 20, 2005 was approximately $819 based upon the reported closing sale price of such shares on the Grey Sheets for that date. As of October 20, 2005, there were 9,436,225 shares outstanding of which 8,187,904 shares were held by non-affiliates. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons are deemed to be affiliates.


    Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                  ASPEON, INC.

                        2004 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS


   ITEM                                  DESCRIPTION                               PAGE
Item 1.       Description of Business..............................................      3

Item 2.       Description of Properties............................................     10

Item 3.       Legal Proceedings....................................................     11

Item 4.       Submission of Matters to a Vote of Security Holders..................     12

Item 5.       Market for Common Equity and Related Stockholder Matters.......           12

Item 6.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................     13

Item 7.       Financial Statements.................................................     25

Item 8.       Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure.............................................     25

Item 8a.      Controls and Procedures..............................................     26

Item 9.       Directors, Executive Officers, Promoters and Control Persons:
              Compliance with Section 16(a) of the Exchange Act..................       26

Item10.       Executive Compensation...............................................     28

Item 11.      Security Ownership of Certain Beneficial Owners and
              Management...........................................................     30

Item 12.      Certain Relationships and Related Transactions.......................     32

Item 13.      Exhibits and Reports on Form 8-K.....................................     32

Item 14.      Principal Accountant Fees and Services...............................     35

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Aspeon, Inc. ("Aspeon" or the "Company", which may also be referred to as "we", "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

We were incorporated in the Sate of Delaware in September 1995 under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and subsequently to Aspeon, Inc. in December 1999. Our mailing address is 4704 Harlan Street, Suite 420, Denver, Colorado, 80212 and our telephone number is 303-380-9784.

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

    -SOLUTION SERVICES. Through our CCI, Jade Communications Limited ("Jade"), RGB/Trinet Limited ("RGB"), (subsequently renamed Javelin Holdings International Limited (UK)), (collectively "RGB/Jade") and Aspact IT Services (Singapore) Pte Ltd. ("Aspact") subsidiaries, we provided information technology management services for customers that did not intend or were not able to hire their own information technology personnel (the "Solution Services"). These services included network design and management, installation of computer systems, local and wide area network support, maintenance and repair, and help desk support.

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

In August 1999, we acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implemented, operated and supported packaged software applications for the restaurant industry.

In January 2000, we created Aspeon Solutions, Inc. ("Aspeon Solutions") as a wholly owned subsidiary to centralize and continue the rapid development of our ASP service business.

On March 8, 2000 we completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which we sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of our common stock and a warrant to acquire 1,250,000 shares of Aspeon Solutions, one of our wholly-owned subsidiaries. Proceeds to us from this placement amounted to $9.6 million, net of offering costs, which were used primarily to acquire Monument Software Corporation ("Monument"), settle future contingent payments associated with the acquisition of RCS, hire management and staff personnel, expand corporate facilities and fund our ASP Services operations. Monument specialized in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials

During fiscal 2000, we sustained significant losses and we had experienced negative cash flows from our operations since inception. As at June 30, 2000 we were in default of certain covenants under the terms of both our credit facility and Preferred Stock and were delinquent in the payment of various trade payables. Our ability to meet our obligations in the ordinary course of business was dependent upon the success of our attempts to return to profitability, obtain a waiver of credit line and Preferred Stock defaults, raise additional financing through public and, or, private equity financings and evaluate potential strategic opportunities. We sought to return to profitability by streamlining operations and generating on-going cost savings and began evaluating strategic opportunities for our sale or the sale of certain of our subsidiaries.

As part of our efforts to streamline our operations, during fiscal 2001 we merged the business of Javelin Asia into Javelin Australia and renamed Javelin

Australia Aspeon Systems (Asia Pacific) Pty Ltd and we merged the operations of Monument into those of RCS.

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

 In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in our common stock while it sought additional information from us. On November 9, 2000, we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether shares of our common stock would continue to be listed on Nasdaq or if they would be delisted.

In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again appealed against the dismissal and the appeal is anticipated to be heard before the end of 2005.

In December 2000 we restated the results for the fiscal quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by an aggregate of $1.7 million or $0.19 per share. Revenue was reduced by $679,000 or 1.05%, our gross profit was decreased by $206,000 or 1.22%, $1.4 million of the restatement related to an adjustment to increase the amount recorded for the beneficial conversion feature associated with the issuance of our Preferred Stock in March 2000 based upon an independent valuation and the remaining adjustments related to unrecorded compensation expense, amortization of intangible assets, expensing costs previously capitalized and the additional accrual of general expenses.

Effective as of January 4, 2001 our shares of common stock were delisted from Nasdaq. As we were in arrears with our filings with the SEC, our shares of common stock were not eligible to be traded on the over the counter bulletin board and commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently our shares of common stock ceased to be traded on the Pink Sheets and are now traded on the Gray Sheets.

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

During fiscal 2001, despite our efforts to return to profitability and the sale of certain of our subsidiaries, we continued to generate significant losses, to be in default of certain covenants under the terms of our Preferred Stock, to be delinquent in the payment of various trade payables and had been unable to replace our line of credit which had been repaid in full during the course of the year. While we had appointed new auditors, we were unable to generate audited financial accounts due to the lack of cooperation from our previous auditors and consequently were unable to comply with the listing requirements of either Nasdaq or the over the counter bulletin board. Our relegation to the Pink Sheets had serious adverse consequences for both the confidence of our customers or potential customers and our ability to attract new debt or equity financing. The law suits brought against us by certain of our shareholders diverted a significant amount of our management's time from our operations which were also severely effected by the collapse of the tech market in early 2001. Nevertheless we continued press ahead by attempting to return to profitability through further cost reductions, renegotiate the terms of our Preferred Stock, settle the outstanding shareholder litigation, evaluate strategic opportunities for our sale or the sale of certain of our subsidiaries and raise additional debt and, or, equity funding.

In August 2001 we, together with our Chief Executive Officer, filed a six count complaint against our former auditors, PWC, alleging professional negligence, intentional interference with prospective business advantage, negligent interference with prospective economic advantage, violation of California Business and Professions Code Sections 17200 and 17500, and defamation.

On March 22, 2002 we signed an agreement to sell our subsidiary RGB (renamed Javelin Holdings International Ltd.), the UK holding company that in turn owned our Javelin Europe and Jade subsidiaries, to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement

On May 1, 2002 we signed an agreement with the holder of our Preferred Shares that had been in default. Under that agreement, in return for a cash payment of $447,500 by us (a) we were released from all liabilities relating to our outstanding Series A Convertible Exchangeable Preferred Stock and the documents under which those securities had been issued and were outstanding; (b) all of our outstanding Series A Convertible Exchangeable Preferred Stock were cancelled; (c) a warrant previously issued by us entitling the holder thereof to purchase 583,334 shares of our common stock was cancelled; and (d) a warrant previously issued by our subsidiary, Aspeon Solutions, entitling the holder thereof to purchase 1,250,000 shares of the common stock of Aspeon Solutions was cancelled. We believed that the settlement had a net positive effect on our balance sheet of approximately $19 million.

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

During the fiscal years ending June 30, 2002 and 2003, we used every effort to return to profitability through on-going cost reductions, to raise additional debt and, or, equity funding and to identify strategic opportunities for our sale or the sale of certain of our subsidiaries However, the weak tech market, together with our inability to produce audited accounts and come into compliance with the listing conditions of Nasdaq or over the counter bulletin board markets, meant we were unable to attract new customers or the debt or equity financing necessary to secure our financial future.

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

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

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

On September 12, 2005 we retained Larry O'Donnell, CPA, P.C. (`O'Donnell') as our independent auditing firm.

PLANNED OPERATIONS

Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt or equity finance to meet our ongoing operating expenses, seek re-listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

Investment Company Act 1940
-----------------------------------------

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the

1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

INTELLECTUAL PROPERTY

We hold no patents or patent applications.

EMPLOYEES

As of June 30, 2004, we had 1 part-time employee.

As of October 20, 2005 we have 1 part-time employee.

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting our future performance changed dramatically as a result of our decision to discontinue the last of our operating businesses effective June 30, 2003 and the transfer of our remaining assets to the trustee for the benefit of the creditors of Aspeon and CCI effective January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses, seek to be listed on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 4704 Harlan Street, Suite 420, Denver, Colorado, 80212 and we maintain two small storage units in Dana Point, California for our corporate records.

Currently,  we  lease  the  following  facilities,   containing,  in  aggregate,
approximately 250 square feet:


     PROPERTY                       YEAR LEASED    SQUARE FEET      EXPIRATION DATE     RENT/MONTH
     Dana Point, California            2004            150        Month to month               $200

     Dana Point, California            2005            100        Month to month               $149

We believe that our facilities are satisfactory for our purposes and are in good condition.

As reported in our 10-K for the financial year ended June 30, 2000:

Our executive offices, research and product development, warehousing and distribution facilities for POS Products were housed in a single leased industrial unit comprised of approximately 29,000 square feet located in Irvine, California. Under the terms of the lease, we paid rent of approximately $43,700 per month with predetermined monthly rent increases at annual intervals. The lease expired in 2003. The outstanding liability in respect of this lease is recorded in our balance of accounts payable.

CCI leased an industrial unit that comprised of 33,000 square feet located in Earth City, Missouri, which served as a warehousing, staging and deployment facility for the Solutions Services business. This unit also housed sales and administrative staff. CCI paid rent of approximately $17,800 per month with predetermined monthly rent increases at annual intervals. The lease expired in 2003. The outstanding liability in respect of this lease is recorded in our balance of accounts payable.

Aspeon Solutions leased office space comprised of 21,350 square feet located in King of Prussia, Pennsylvania, which contained a data center and office space for employees providing ASP Services. This space also housed sales, administrative and professional services staff. We paid rent of approximately $43,200 per month with predetermined monthly rent increases at annual intervals. The lease was due to expire in 2007. The outstanding liability in respect of this lease is recorded in our balance of accounts payable.

Aspeon Solutions leased office space comprising approximately 15,000 square feet located in Beverly, Massachusetts that contained space for the build out of an additional data center, if required. This space also housed sales, administrative and professional services staff for the ASP Services business. We paid rent of approximately $20,300 per month with predetermined monthly rent increases at annual intervals. The lease was scheduled to expire in 2005. The outstanding liability in respect of this lease is recorded in our balance of accounts payable.

Aspeon Solutions Danvers, Massachusetts facility housed a data center and certain network technicians for the ASP Services business. The company paid rent of approximately $5,200 per month for 2,500 square feet. The lease expired in 2002. There is no outstanding liability in respect of this lease

We leased office space comprised of approximately 3,000 square feet in Padworth, Reading UK for Solutions Services which contained a project and sales office for Jade and a sales office for Teneo. We paid rent of approximately $4,600 per month. The lease expired in 2004. We ceased to be responsible for this lease with the sale of RGB in March 2002.

We leased warehouse space comprising approximately 10,000 square feet in Middleton, Manchester UK which contained a distribution and warehousing function for the Solutions Services business. We paid rent of approximately $4,900 per month. The lease expired in 2001 and was subsequently further extended although we ceased to be responsible for this lease with the sale of RGB in March 2002.

We leased office and warehouse space in Warrington, Cheshire UK comprising approximately 7,200 square feet to support sales, administration, and warehousing activities for the Solutions Services business. We paid rent of approximately $4,500 per month. The lease expired in 2001 and was subsequently extended to September 2003. Aspeon, Inc. provided a guaranty in respect of this lease that was to be released on its sale of RGB in March 2002 and in respect of which it was indemnified by the purchasers of RGB. Aspeon, Inc.'s potential contingent liability in respect of this lease ended in September 2003 with the expiration of the lease.

In December 2001, we leased 12,920 square feet of warehouse and office space in Irvine, California. We paid rent of approximately $11,000 per month. The lease was scheduled to expire in December 2004. In July 2003 we assigned this lease to an unconnected third party and since December 2004 have had no liability, contingent or otherwise in respect of this lease.

In February 2004 we entered into a month to month lease for a 150 square foot storage unit in Dana Point, California at $ 200 per month to maintain certain of our corporate records.

In March 2005 we entered into a three month lease for a 300 square foot executive office suite in Laguna Hills, California at $1,150 per month to facilitate bringing our financial statements and SEC filings up to date . This lease was terminated in September 2005.

In June 2005 we entered into a month to month lease for a further 100 square foot storage unit in Dana Point, California at $150 per month to maintain certain of our corporate records returned to us by our attorneys.

ITEM 3. LEGAL PROCEEDINGS

 In October 1999, we, and two former officers of DTI, were named as defendants in a breach of contract and intentional tort action brought by Daniel Boudwin who claimed rights to computer software products once offered for sale by certain of our subsidiaries. This action was taken in Pennsylvania's Delaware Court of Common Pleas. The plaintiff was seeking payment of one-half of all the sales proceeds of the commercial software product line of "Special Delivery" from February 1997 and made claim to one-half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by us to the shareholders of DTI in April 1999. We and our subsidiaries had indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although we and our subsidiaries supported the selling shareholder's position as it related to the plaintiff in this action, cross-claims were filed against the selling shareholder, for indemnification and contribution, for further protection. During 2001 we settled the case by stipulated judgment and a one off payment of $65,000 in full and final settlement of any and all outstanding liabilities in respect of this case.

In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again appealed against the dismissal and the appeal is anticipated to be heard before the end of 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through June 30, 2004 or subsequent to that date.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock were listed on the Nasdaq National Market System under the symbol "ASPEE." On October 10, 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in our shares of common stock while it sought additional information from us. On October 11, 2000, Nasdaq sent a letter to us stating that our shares of common stock would be delisted from Nasdaq if we did not file our Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. Our Form 10-K for the fiscal year ended June 30, 2000 was not filed with the SEC by the

October 18, 2000 deadline. On November 9, 2000 we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether our shares of common stock would continue to be listed on Nasdaq or if they would be delisted. Effective January 4, 2001 our shares of common stock were delisted from Nasdaq. As we were delinquent in our SEC filings our shares of common stock were not eligible to be listed on the over the counter bulletin board and consequently commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently our shares of common stock have ceased to be traded on the Pink Sheets and are now traded on the Grey Sheets.

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

Last Reported Price. On October 20, 2005, the last reported bid price of our shares of common stock reported on the Grey Sheets was $0.0001 per share.

Holders. As of October 20, 2005 there were 347 holders of record of shares of our common stock. We believe that we have approximately 2,000 beneficial owners of shares of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. Mountain Share Transfer's telephone number is 303-460-1149.

Dividends. We have not paid or declared cash distributions or dividends on our shares of common stock and do not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Sale  of  Unregistered   Securities  --  details  concerning  the  sale  of  any
unregistered securities during the period are set out in Note 11. Stockholders' Deficit of our Financial Statements on page 62 below.

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 11. Stockholders' Deficit of our Financial Statements on page 62 below.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto and the other financial information included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including those set forth under "Risk Factors" and elsewhere in this report.

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

    -SOLUTION SERVICES. Through our CCI, Jade Communications Limited ("Jade"), RGB/Trinet Limited ("RGB"), (subsequently renamed Javelin Holdings International Limited (UK)), (collectively "RGB/Jade") and Aspact IT Services (Singapore) Pte Ltd. ("Aspact") subsidiaries, we provided information technology management services for customers that did not intend or were not able to hire their own information technology personnel (the "Solution Services"). These services included network design and management, installation of computer systems, local and wide area network support, maintenance and repair, and help desk support.

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

In August 1999, we acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implemented, operated and supported packaged software applications for the restaurant industry.

In January 2000, we created Aspeon Solutions, Inc. ("Aspeon Solutions") as a wholly owned subsidiary to centralize and continue the rapid development of our ASP service business.

On March 8, 2000 we completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which we sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of our common stock and a warrant to acquire 1,250,000 shares of Aspeon Solutions, one of our wholly-owned subsidiaries. Proceeds to us from this placement amounted to $9.6 million, net of offering costs, which were used primarily to acquire Monument Software Corporation ("Monument"), settle future contingent payments associated with the acquisition of RCS, hire management and staff personnel, expand corporate facilities and fund our ASP Services operations. Monument specialized in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials

During fiscal 2000, we sustained significant losses and we had experienced negative cash flows from our operations since inception. As at June 30, 2000 we were in default of certain covenants under the terms of both our credit facility and Preferred Stock and were delinquent in the payment of various trade payables. Our ability to meet our obligations in the ordinary course of business was dependent upon the success of our attempts to return to profitability, obtain a waiver of credit line and Preferred Stock defaults, raise additional financing through public and, or, private equity financings and evaluate potential strategic opportunities. We sought to return to profitability by streamlining operations and generating on-going cost savings and began evaluating strategic opportunities for our sale or the sale of certain of our subsidiaries.

As part of our efforts to streamline our operations, during fiscal 2001 we merged the business of Javelin Asia into Javelin Australia and renamed Javelin Australia Aspeon Systems (Asia Pacific) Pty Ltd and we merged the operations of Monument into those of RCS.

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

 In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in our common stock while it sought additional information from us. On November 9, 2000, we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether shares of our common stock would continue to be listed on Nasdaq or if they would be delisted.

In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again appealed against the dismissal and the appeal is anticipated to be heard before the end of 2005.

In December 2000 we restated the results for the fiscal quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by an aggregate of $1.7 million or $0.19 per share. Revenue was reduced by $679,000 or 1.05%, our gross profit was decreased by $206,000 or 1.22%, $1.4 million of the restatement related to an adjustment to increase the amount recorded for the beneficial conversion feature associated with the issuance of our Preferred Stock in March 2000 based upon an independent valuation and the remaining adjustments related to unrecorded compensation expense, amortization of intangible assets, expensing costs previously capitalized and the additional accrual of general expenses.

Effective as of January 4, 2001 our shares of common stock were delisted from Nasdaq. As we were in arrears with our filings with the SEC, our shares of common stock were not eligible to be traded on the over the counter bulletin board and commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently our shares of common stock ceased to be traded on the Pink Sheets and are now traded on the Gray Sheets.

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

During fiscal 2001, despite our efforts to return to profitability and the sale of certain of our subsidiaries, we continued to generate significant losses, to be in default of certain covenants under the terms of our Preferred Stock, to be delinquent in the payment of various trade payables and had been unable to replace our line of credit which had been repaid in full during the course of the year. While we had appointed new auditors, we were unable to generate audited financial accounts due to the lack of cooperation from our previous auditors and consequently were unable to comply with the listing requirements of either Nasdaq or the over the counter bulletin board. Our relegation to the Pink Sheets had serious adverse consequences for both the confidence of our customers or potential customers and our ability to attract new debt or equity financing. The law suits brought against us by certain of our shareholders diverted a significant amount of our management's time from our operations which were also severely effected by the collapse of the tech market in early 2001. Nevertheless we continued press ahead by attempting to return to profitability through further cost reductions, renegotiate the terms of our Preferred Stock, settle the outstanding shareholder litigation, evaluate strategic opportunities for our sale or the sale of certain of our subsidiaries and raise additional debt and, or, equity funding.

In August 2001 we, together with our Chief Executive Officer, filed a six count complaint against our former auditors, PWC, alleging professional negligence, intentional interference with prospective business advantage, negligent interference with prospective economic advantage, violation of California Business and Professions Code Sections 17200 and 17500, and defamation.

On March 22, 2002 we signed an agreement to sell our subsidiary RGB (renamed Javelin Holdings International Ltd.), the UK holding company that in turn owned our Javelin Europe and Jade subsidiaries, to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement

On May 1, 2002 we signed an agreement with the holder of our Preferred Shares that had been in default. Under that agreement, in return for a cash payment of $447,500 by us (a) we were released from all liabilities relating to our outstanding Series A Convertible Exchangeable Preferred Stock and the documents under which those securities had been issued and were outstanding; (b) all of our outstanding Series A Convertible Exchangeable Preferred Stock were cancelled; (c) a warrant previously issued by us entitling the holder thereof to purchase 583,334 shares of our common stock was cancelled; and (d) a warrant previously issued by our subsidiary, Aspeon Solutions, entitling the holder thereof to purchase 1,250,000 shares of the common stock of Aspeon Solutions was cancelled. We believed that the settlement had a net positive effect on our balance sheet of approximately $19 million.

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

During the fiscal years ending June 30, 2002 and 2003, we used every effort to return to profitability through on-going cost reductions, to raise additional debt and, or, equity funding and to identify strategic opportunities for our sale or the sale of certain of our subsidiaries However, the weak tech market, together with our inability to produce audited accounts and come into compliance with the listing conditions of Nasdaq or over the counter bulletin board markets, meant we were unable to attract new customers or the debt or equity financing necessary to secure our financial future.

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

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

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

On September 12, 2005 we retained Larry O'Donnell, CPA, P.C. (`O'Donnell') as our independent auditing firm.

PLAN OF OPERATION

Our plan of operations is to negotiate satisfactory settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had $0 cash on hand, $5,600 of assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million and an outstanding law suit brought against us by certain of our shareholders.

As of June 30, 2005, we had $0 cash on hand, $26,300 of assets, no operating business or other source of income, outstanding liabilities of approximately $
8.0 million and an outstanding law suit brought against us by certain of our shareholders.

Consequently we are now dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

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

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 1 to our Financial Statements on page 45 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 9 to our Financial Statements on page 58 below.

FISCAL YEAR ENDED JUNE 30, 2004

On June 30, 2003 we decided to discontinue the operations of our last two operating businesses, Aspeon and CCI. Aspeon ceased operations with immediate effect while CCI completed certain outstanding customer orders before ceasing production operations on August 3, 2003 and its maintenance operations on December 31, 2003.

In December 2003, we appointed attorney Frank G Blundo Jr. P.C. as trustee for an assignment for the benefit of the Aspeon and CCI creditors commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate and be bound by the terms of the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Certain Aspeon and CCI creditors, totaling in excess of 3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

Consequently form January 1, 2004 we had no assets, no operating business or other sources of income of income.

Revenue.

Revenue for the fiscal year ended June 30, 2004 was $865,000. Our only operating business during the fiscal year ended June 30, 2004 was CCI as all our other operating businesses had been sold or terminated in prior fiscal periods. $458,000 of our revenue related to products sold by CCI in the period July 1, 2003 through August 3, 2003 when CCI ceased production, and $408,000 to services provided by CCI, the majority though the use of subcontractors, in the period July 1, 2003 through December 31, 2003 when CCI ceased all operations.

Cost of Sales

Cost of sales for the fiscal year ended June 30, 2004 was $848,000, $709,000 relating to the cost of supplying products and $139,000 to the cost of providing services. Our focus in the period was to generate maximum cash flow for our creditors during the close down of our operations rather than attempting to maximize profits. Consequently we used existing inventory that had already been paid for to manufacture and sell products that generated revenue and cash for our creditors even if such sales were at less than the historic cost of sales.

Gross Profit

Gross profit for the fiscal year ended June 30, 2004 was $17,000, or 2% of revenue, for the reasons set out above.

General and Administrative Expenses.

General and administrative expenses for the fiscal year ended June 30, 2004 were $512,000. $356,000 related to the overhead costs of operating CCI prior to the close down of its production operations effective August 3, 2003 and its service operations effective December 31, 2003. The balance of $156,000 related to the costs of Aspeon principally relating Directors' and Officers' insurance ($78,000) and director's and consultants' remuneration ($76,000) incurred in the close down of our operations.

Selling and Marketing Expenses

Selling and marketing expenses for the fiscal year ended June 30, 2004 were $13,000. These related to expenses incurred by CCI prior to the termination of its operations.

Depreciation

Depreciation expense for the fiscal year ended June 30, 2004 was $92,000 and related to the equipment used by CCI during the period in which it operated.

Gain on Settlement of Litigation

In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000

Gain on Assignment for the Benefit of Creditors

The gain on the establishment of the assignment for the benefit of Aspeon and CCI creditors recorded effective January 1, 2004 was $3,173,000. All the assets of Aspeon and CCI were transferred to the trustee for the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004. The fair value of the assets transferred was $496,000. Creditors totaling $3,669,000 agreed to be bound by the terms of the assignment for the benefit of Aspeon and CCI creditors resulting in a gain of $3,173,000 on the establishment of the assignment for the benefit of Aspeon and CCI creditors.

Profit from Operations.

The profit from operations was $3,580,000 for the fiscal year ended June 30, 2004 due to the factors discussed above.

Interest and Other Income / (Expense), net

Interest and other income / (expense), net for the fiscal year ended June 30, 2004 was an expense of $(4,000) largely relating to the interest expense on notes payable provided to us by certain of our directors and officers

Provision for Income Taxes.

No provision for income taxes was required in fiscal year ended June 30, 2004 as we had significant tax losses brought forward from prior years.

Net Profit and Comprehensive Profit.

We reported a net profit of $3,576,000 for the fiscal year ended June 30, 2004 due to the factors outlined above.

The comprehensive profit was identical to the net profit for the fiscal year ended June 30, 2004.

CASH FLOW INFORMATION

For the twelve months ended June 30, 2004, net cash generated in operations was $320,000. Net profit, adjusted for non-cash items, resulted in a negative cash flow of $(489,000) including a $(113,000) transfer of cash to the trustee of the assignment for the benefit of Aspeon and CCI creditors. However, we were able to generate positive cash flow of $809,000 from the movement in our operating assets and liabilities through aggressive collection of accounts receivable ($901,000) and liquidation of our existing inventory ($586,000).

$79,000 positive cash flow was generated by our investing activities in the fiscal year ended June 30, 2004 from the sale of fixed assets and proceeds from an investment of ours. The sale of fixed assets was in respect of assets which had already been restated at fair value in prior fiscal periods and consequently generated no gain or loss on sale.

Cash flow used in financing activities was $401,000 for the twelve months ended June 30, 2004 relating to the repayment of outstanding notes payable provided to us by certain of our directors and officers.

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

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

SUBSEQUENT EVENTS

In April 2005, we appointed David J Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to fund our negotiated settlement with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. PC, trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

During the fiscal year ended June 30, 2005 our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There can be no guarantee that Mr. Cutler will continue to provide us with further funding in the future.

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

On September 12, 2005 we retained Larry O'Donnell, CPA, P.C. as our independent auditing firm

                                  RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

The factors affecting our future performance changed dramatically as a result of the discontinuance of the last of our operating businesses effective June 30, 2003 and the transfer of all of our assets to a trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, win the outstanding law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity to fund the settlements with creditors or meet our ongoing operating costs and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be successfully completed. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

As at June 30, 2004 we had outstanding liabilities in excess of $ 7.9 million due to creditors who were not eligible to be part of the assignment for the benefit of Aspeon and CCI creditors, or who elected not to participate in our assignment for the benefit of Aspeon and CCI creditors. We have no assets, no operating business or our source of income from which to pay these creditors.
Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements. If we are unable to settle these liabilities it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders

WE ARE SUBJECT TO A LAW SUIT BY CERTAIN OF OUR SHAREHOLDERS

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

At present we believe that the proceeds from our Directors' and Officers' insurance policy will be sufficient to meet the legal cost incurred in defending the consolidated law suit. However, there is no assurance that the proceeds from our Directors' and Officers' insurance policy will be sufficient to meet the legal cost incurred in defending the consolidated law suit and if they are exhausted there are no further funds to defend the suit and we would have no alternative but to file for bankruptcy. Moreover, if we were to lose the law suit it is unlikely that the proceeds from the Directors' and Officers' insurance policy would be sufficient to cover any damages assessed and again we would have no alternative but to file for bankruptcy. In the meantime, it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders until the law suit has finally be settled on a basis that is satisfactory to us.

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As at June 30, 2004 we had retained deficit in excess $90 million and a stockholders' deficit of approximately $ 7.9 million. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the year ended June 30, 2004 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring
operations,   generating   revenues  or  reaching  or   maintaining   profitable
operations.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPEETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

WE ARE OUT OF COMPLIANCE WITH THE LISTING REQUIREMENTS OF THE NASDAQ MARKET AND HAVE NOT BEEN LISTED ON THE OVER THE COUNTER BULLETIN BOARD

 In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in the shares of our common stock while it sought additional information from us. On November 9, 2000, we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether the shares of our common stock would continue to be listed on Nasdaq or if they would be delisted. Effective as of January 4, 2001, the shares of our common stock was delisted from the Nasdaq. As we were in arrears in our filings with the SEC the shares of our common stock was not eligible to be traded on the over the counter bulletin board and consequently commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently the shares of our common stock ceased to be traded on the Pink Sheets and are now traded on the Gray Sheets. Failure obtain a listing on the over the counter bulletin board may adversely effective our ability to acquire another entity with experienced management and opportunities for growth in return for shares of our common stock in an attempt to create value for our shareholders.

THE SEC HAS INDICATED THAT IT MAY DEREGISTER SHARES OF OUR COMMON STOCK

On September 9, 2005 we received a letter from the SEC dated June 24, 2005 indicating that unless we came into compliance with the reporting requirements under the Securities Exchange Act of 1934 within 15 days we may be deregistered. On September 12, 2005 we faxed a letter to the SEC's Office of Enforcement Liaison indicating our intention to come into compliance with the reporting requirements under the Securities Exchange Act of 1934 by November 15, 2005. We have had no response to our fax to the SEC and there can be no assurance that we will not be deregistered by the SEC in due course. If the SEC were deregister the shares of our common stock it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

IT IS POSSIBLE THAT WE WILL HAVE A MAJORITY STOCKHOLDER WHO WILL HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. PC, trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

Also in April 2005 Mr. Cutler entered into an agreement with Mr. Stack to purchase all of Mr. Stack's shares of our common stock. However, it has not been possible to complete this transaction as Mr. Stack has not been able to locate the share certificates for the majority of the shares in question.

If both of the above transactions are completed it is probable that Mr. Cutler will own more than 50% of our issued shares of common stock. Accordingly, Mr. Cutler would be able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our common shares is currently traded on the Gray Sheets. Our common stock is subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Due to the dispute with our previous auditors, PWC, and our lack of funds, the last Form 10-K we was filed in respect of our financial year ended June 30, 2000 and the last Form 10-Q we filed was in respect of the three and nine month period ended March 31, 2001.Unaudited extracts from our financial statements for the financial years June 30, 2001 through June 30, 2003 are attached on page 36 below. We do not intend to have these accounts audited as we believe that the cost of completing such audits would exceed any benefit to shareholders.

Our audited financial statements for the fiscal year ended June 30, 2004 are included herein commencing on page 39 below.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In September 2000, at the insistence of our auditors, PWC, we announced that we would restate our first quarter 2000 financial statements as a result of accounting misstatements.

In December 2000 we restated the results for the fiscal quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by an aggregate of $1.7 million or $0.19 per share. Revenue was reduced by $679,000 or 1.05%, our gross profit was decreased by $206,000 or 1.22%, $1.4 million of the restatement related to an adjustment to increase the amount recorded for the beneficial conversion feature associated with the issuance of our Preferred Stock in March 2000 based upon an independent valuation and the remaining adjustments related to unrecorded compensation expense, amortization of intangible assets, expensing costs previously capitalized and the additional accrual of general expenses.

In January 2001 PWC notified us that it was terminating its auditor relationship with us effective immediately.

On March 19, 2001 we retained BDO Seidman, LLP ("BDO") as our independent auditing firm. However, as PWC, our previous independent auditors, refused to allow BDO access to PWC's prior year work papers, BDO was unable to complete an audit of our financial statements for later periods.

In August 2001, we, together with our Chief Executive Officer, filed a six count complaint against our former auditors, PricewaterhouseCoopers LLP, alleging professional negligence, intentional interference with prospective business advantage, negligent interference with prospective economic advantage, violation of California Business and Professions Code Sections 17200 and 17500, and defamation.

In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $2.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000.

As reported in the Form 8-K filed on September 15, 2005, effective September 12, 2005 we appointed O'Donnell as auditors in succession to BDO.

We had no disagreements with BDO or O'Donnell.

ITEM 8A    CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of June 30, 2004 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

Management does not expect that the Controls will prevent all errors. No matter how well designed, Controls cannot provide absolute assurance that the system's objectives will be met. Due to resource constraints, the design of Controls must be considered relative to their costs. No evaluation can provide absolute assurance that all of the Company's control issues will be detected and corrected. Controls can be circumvented by individual acts, by collusion of two or more people or by override of the controls. We have had only limited operations as of the Evaluation Date and the Controls in place at that time may be inadequate for future operations.

After evaluating the effectiveness of our Controls, Mr. Cutler concluded that as of the Evaluation Date, our Controls were adequate and effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this Form 10-KSB was being prepared. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken. However, it should be noted that we intend to acquire another operating business. The Controls necessary for such new operations will, in all likelihood, be significantly different from the current Controls.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

During the fiscal year ended June 30, 2004 our sole director and executive officer was:

           NAME                   AGE             POSITION

    Richard P Stack               39       President, Chief Executive Officer,

Richard P. Stack - had been President, Chief Executive Officer and a director of the Company since the Company's inception in September 1995. Prior to that time, from 1991 through September 1995, Mr. Stack was Managing Director of Hi-Technology Supply, a manufacturer and distributor of personal computers and components located in South Africa, which he founded and grew to approximately $6 million in annual sales and 15 employees prior to its sale to a South Africa-based personal computer and component manufacturing company. From 1988 through 1991, Mr. Stack was employed by Pan American Airlines in technical management positions. Mr. Stack holds a B.A. degree from the University of California at Berkeley.

As reported in our form 10-K for our fiscal year ended June 30, 2000 our directors were Richard P Stack, Edmund Brooks, Andrew F Puzder, Jay L Kear and Thomas Nolan.

On November 13, 2001 Richard P Stack resigned as our Chairman and Chief Executive Officer but remained as a director. Jay L Kear was appointed Chairman and Robert Nichol was appointed as a director and Chief Executive Officer.

Andrew F Puzder resigned as a director on March 25, 2002.

Thomas Nolan resigned as a director in July 2002.

Horace Hertz was appointed as a director on September 5, 2002.

Edmund Brooks resigned as a director in during September, 2002.

Robert Nichols resigned as a director of the Company, President and Chief Executive Officer effective September 18, 2002 and Richard P Stack, an existing director was appointed as President and Chief Executive Officer.

Jay L Kear and Horace Hertz resigned as directors on June 30, 2003.

David Cutler was appointed as a director in April 2005.

Richard P Stack resigned as a director in April 2005.

Effective April 22, 2005, our sole director was:


             NAME                  AGE             POSITION

      David J. Cutler              49       President, Chief Executive Officer,

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our sole director and officer on April 22, 2005.Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

However, following the resignation of Messrs. Kear and Hertz on June 30, 2003, we had no directors as members of the compensation or audit committee.

In the absence of a separate audit committee our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of Richard P Stack, Jay Kear and Horace Hertz who had not filed.

CODE OF ETHICS

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

-    Honest and ethical  conduct,  including  the ethical  handling of actual or
     apparent   conflicts  of  interest   between   personal  and   professional
     relationships;

- Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for services rendered during the fiscal year ended June 30, 2004 to Richard P Stack as our Chief Executive Officer and director. We had no other directors and, or, officers during the fiscal year ended June 30, 2004.


                                                             FISCAL YEAR
                                                               ENDED                ANNUAL COMPENSATION
         NAME AND PRINCIPAL POSITION                         JUNE 30,            SALARY             BONUS
--------------------------------------------             ----------------  ----------------- ------------
Richard  P Stack............................                   2004             $49,998             --
  President,  Chief Executive Officer, Chief
  Financial Officer and Director


In July 2002 Richard P Stack agreed to the cancellation of all his existing stock options and was issued with 250,000 new stock options with an exercise price of $0.07. The options had a five year term and vested immediately.

In September 2002 Richard P Stack was issued with 600,000 stock options with an exercise price of $0.06. The options had a ten year term and vested on a straight line basis over 36 months.

     All Mr. Stack's stock options were cancelled, unexercised, subsequent to his resignation as our sole director and officer on April 22, 2005.

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal year ended June 30, 2004.

DIRECTOR COMPENSATION

The members of the Board received cash compensation of $2,500 plus reimbursement of their expenses incurred in connection with attendance at Board meetings in accordance with Company policy.

STOCK OPTION PLAN

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

During the fiscal year ended June 30, 2004, no stock options were issued.

Subsequent to June 30, 2000, no stock options were exercised





During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding as at June 30, 2004:
                                                                    WEIGHTED
                                                                     AVERAGE
                                             OPTIONS              EXERCISE PRICE

FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                           850,000            $0.063
  Granted..........................                 --                --
  Exercised........................                 --                --
  Canceled.........................                 --                --
                                                -----------         -------
Options outstanding................              850,000            $0.063
                                                ===========         =======
Options exercisable................              616,667            $0.063
                                                ===========         =======


The range of exercise prices for options outstanding and options exercisable at June 30, 2004 were as follows:

                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       ------------------------------                ------------------------------
RANGE OF                                     WEIGHTED AVERAGE                                   WEIGHTED
 EXERCISE PRICE        OUTSTANDING           REMAINING LIFE        EXERCISABLE                  EXERCISE PRICE
---------------        -----------           -----------------     -----------                  ----------------
$0.07..............      250,000              3.0                    250,000                    $ 0.07
$0.06.............       600,000              8.8                    366,667                      0.06
                        ---------             ---                    -------                    -------
                         850,000              7.0                    616,667                    $ 0.063
                        =========             ===                    =======                    =======

All the above options were cancelled during the fiscal year ended June 30, 2005 following the resignation of Richard P Stack as our director and Chief Executive Officer in April 2005.

Pro Forma Stock-Based Compensation Disclosures -- We apply APB Opinion 25 and related interpretations in accounting for our stock options that are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the quoted value of our common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, our net income (loss) and earnings
(loss) per share would have been unchanged as all expenses in respect of issued stock options were immaterial.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of June 30, 2004 and October 20, 2005, by:

        o each person who is known by us to own beneficially more than 5% of our outstanding common stock,

        o      each of our named executive officers and directors, and

        o      all executive officers and directors as a group.

Shares of common stock not outstanding but deemed beneficially owned by virtue of the right of an individual to acquire the shares of common stock within 60 days are treated as outstanding only when determining the amount and percentage of common stock owned by such individual. Except as noted below the table, each person has sole voting and investment power with respect to the shares of common stock shown.

As at June 30, 2004:

                                                       NUMBER OF    PERCENT OF
         NAME AND ADDRESS OF BENEFICIAL OWNER           SHARES      OUTSTANDING

Richard P Stack (1)                                  1,379,700            13.61%
                                                     ------------  ------------
All executive officers and directors as a group.     1,379,700            13.61%
L. Bruce Madsen (2)                                    568,621             6.03%

As at October 20, 2005:....

                                                         NUMBER OF    PERCENT OF

David J. Cutler (3)                                            --       --%
                                                      ------------    ----------
All executive officers and directors as a group.               --       --%

Richard P Stack (1) (4)                                    679,700      7.20%

L. Bruce Madsen (2)                                        568,621      6.03%

(1) Mr. Stack's address is c/o Aspeon, Inc. 4704 Harlan Street, Suite 420, Denver, Colorado, 80212.

Includes 700,000 shares issuable upon exercise of options to purchase common stock within 60 days of September 30, 2004 and 9,700 shares owned by Mr. Stack's children.

(2) Mr Madsen's address is 16 Prospect Drive, Great Falls, MT, 59405

(3) Mr. Cutler's address is c/o Aspeon, Inc. 4704 Harlan Street, Suite 420, Denver, Colorado, 80212

In April 2005 Mr. Cutler entered into an agreement with Mr. Stack to purchase all of Mr. Stack's shares of our common stock. However, it has not been possible to complete this transaction as Mr. Stack has not been able to locate the share certificates for the majority of the shares in question.

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

(4) Mr Stack's ownership includes 9,700 shares owned by Mr. Stack's children but no longer includes shares issuable upon exercise of options to purchase common stock as Mr. Stack's options were cancelled subsequent to his resignation in April 2005.

As reported above, in April 2005 Mr. Cutler entered into an agreement with Mr. Stack to purchase all of Mr. Stack's shares of our common stock. However, it has not been possible to complete this transaction as Mr. Stack has not been able to locate the share certificates for the majority of the shares in question.

Information  concerning  stock  options and warrants  issued by us is set out in
Note 11 Stockholders Deficit of our Financial Statements on page 62 below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

On September 25, 1999, we loaned $80,000 to Andrew F. Puzder, one of our directors. The loan bore interest at an annual rate of 6% per annum. The loan was made to Mr. Puzder for personal reasons. The loan was secured by a pledge of Mr. Puzder's option to purchase 30,000 shares of our common stock. The largest amount outstanding under this loan was approximately $85,300. The loan principal and interest was repaid in full in November 2000.

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

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet

During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There can be no assurance that we shall continue to receive further funding from Mr. Cutler in the future.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

EXHIBIT
NUMBER                  DESCRIPTION AND METHOD OF FILING


2.0(15) Share Sale Agreement dated January 17, 2003 entered into by Aspeon, Inc. and Matthew James Maley.

3.1(8)    Registrant's Amended and Restated Certificate of Incorporation.

3.2       Registrant's   Certificate   of  Amendment  to  Amended  and  Restated
          Certificate of Incorporation.

3.3(10) Registrant's Certificate of Designations, Preferences and Rights of the Series A Convertible Exchangeable Preferred Stock.

3.4(1)    Registrant's Amended and Restated Bylaws.

4.1(1)    Form of Common Stock Certificate of Registrant.

10.1(1) Form of Indemnity Agreement entered into between the Company and its directors and executive officers.*

10.1(12) Agreement relating to the purchase of the whole of the issued share capital of Javelin Holdings International Limited.

10.1(13) Mutual Release and Settlement Agreement dated a of March 22 between the Company and Castle Creek Technology Partners LLC

10.1(14) Secured Convertible Promissory Note Purchase Agreement dated September 12, 2002 entered into by Aspeon, Inc., Richard Stack, Kenneth Kadlec and Horace Hertz.

10.2(14) Security dated September 12, 2002 entered into by Aspeon, Inc., Richard Stack, Kenneth Kadlec and Horace Hertz.

10.2(1)   1996 Stock Incentive Award Plan (the "1996 Plan").*

10.3(14) Form of Secured Convertible Promissory Note payable by Aspeon, Inc., to each of Richard Stack, Kenneth Kadlec and Horace Hertz.

10.3(1) Form of Director Non-Qualified Stock Option Agreement under the 1996 Plan.*

10.4(1) Form of Employee Non-Qualified Stock Option Agreement under the 1996 Plan.*

10.5(6)   1997 Equity Incentive Plan, as amended.*

10.6(6)   Form of Incentive Stock Option Agreement under the 1997 Plan.*

10.7(6)   Form of Nonstatutory Stock Option Agreement under the 1997 Plan.*

10.8(1) Employment Agreement dated August 19, 1996 by and between the Company and Richard P. Stack.*

10.9(6) Employment Agreement dated January 1, 1998 by and between CCI Group, Inc. and Robert Nichols.*

10.10(6) Standard Industrial/Commercial Multi-Tenant Lease-Modified Net dated January 27, 1998 by and between the Company and BRS-Campo Investment Company LP.

10.11(1) Standard Industrial/Commercial Single-Tenant Lease-Gross dated October 19, 1995 by and between the Company and Robert P. Peebles Trust, dated April 11, 1979.

10.12(2)  Standard  Sublease dated September 9, 1997 by and between the Company,
          D. Howard Lewis and William R. Miller.

10.13(6) The Business Center Office/Warehouse Lease dated April 4, 1997 by and between CCI Group, Inc and Nooney Krombech Company.

10.14(2) Distributor Agreement dated March 14, 1997 by and between the Company and ScanSource, Inc.

10.15(6)  Loan and  Security  Agreement  dated  June 8,  1998 by and  among  the
          Company, CCI Group, Inc., Posnet Computers, Inc. and Finova Capital Corporation and related Secured Promissory Note, Pledge Agreement and Secured Continuing Corporate Guarranty.

10.16(6) Form of Warrant issued by the Company in favor of Finova Capital Corporation.

10.17(8) Second and Third Amendments to Loan and Security Agreement dated December 15, 1998 and January 10, 1999, respectively by and among the Company, CCI Group, Inc., Posnet Computers, Inc. and FINOVA Capital Corporation and related Security Promissory Note, Pledge Agreement and Secured Continuing Corporate Guaranty.

10.18(7) Stock Purchase Agreement, dated April 23, 1999 by and among Javelin Systems, Inc., Dynamic Technologies, Inc., SB Holdings, Inc., John Biglin, Denise Biglin and John Seitz.

10.19(9)  1999 Non-Officer Stock Option Plan.*

10.20(9)  Form  of   non-qualified   stock  option   agreement  under  the  1999
          Non-Officer Stock Option Plan.*

10.21(9)  Form of 1999 Plan Stock Option Grant Notice.*

10.22(10) Securities Purchase Agreement, dated as of March 7, 2000, by and among the Company, Aspeon Solutions, Inc. and Marshall Capital Management, Inc.

10.23(10) Warrant to Purchase Common Stock of the Company,  dated as of March 8,
          2000 issued by the Company in favor of Marshal Capital Management, Inc.

10.24(10) Warrant to Purchase Common Stock of Aspeon Solutions, Inc. dated as of
          March 8, 2000, issued by Aspeon Solutions, Inc. in favor of Marshall Capital Management, Inc.

10.25(10) Registration Rights Agreement, dated as of March 7, 2000 by and among the Company, Aspeon Solutions, Inc. and Marshal Capital Management, Inc.

10.26 Sixth Amendment and Waiver to Loan and Security Agreement Between Aspeon, Inc., CCI Group, Inc. and Finova Capital Corporation.

16.1(11) Letter from PricewaterhouseCoopers, LLP addressed to the Securities and Exchange Commission.

16.1(16) Letter from BDO Seidman, LLP addressed to the Securities and Exchange Commission.

21.1      Subsidiaries

24.1      Power of Attorney (included on page 54 of this 10-K)

27.1      Financial Data Schedule.


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

(11) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 21, 2001 and incorporated herein by reference

(12) Filed as an exhibit to the Company's Current Report on Form 8-K dated April 8, 2002 and incorporated herein by reference

(13) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 14, 2002 and incorporated herein by reference

(14) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 27, 2002 and incorporated herein by reference

(15) Filed as an exhibit to the Company's Current Report on Form 8-K dated February 3, 2003 and incorporated herein by reference.

(16) Filed as an exhibit to the Company's Current Report on Form 8-K dated September 15, 2005 and incorporated herein by reference.

     * Management contract or compensatory plan or arrangement of the Company.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We incurred no aggregate fees and expenses to our former auditors, BDO, or our current auditors, O'Donnell, in the fiscal year ended June 30, 2004. No audit or review fees were incurred in fiscal 2004 to conserve cash resources. Tax Fees.

We did not incur any tax fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal year ended June 30, 2004 for professional services rendered for tax compliance, tax advice, and tax planning.. No tax fees were incurred in fiscal 2004 to conserve cash resources.

All Other Fees.

We did not incur any other professional fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal year ended June 30, 2004 to conserve cash resources.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence. Any services described above for fiscal year ended June 30, 2004 would have had to be approved by the Audit Committee or the Board of Directors pursuant to its policies and procedures.

As reported in the Form 8-K filed on September 15, 2005, effective September 12, 2004 we appointed O'Donnell as auditors in succession to BDO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.....................  38

CONSOLIDATED BALANCE SHEET - As at June 30, 2004 and 2003...................  39

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Year Ended June 30, 2004...  40

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended June 30, 2004............................................  41

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Year Ended June 30, 2004...  42

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................................  43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aspeon, Inc.
Denver, Colorado

I have audited the accompanying balance sheet of Aspeon, Inc. as of June 30, 2004 and 2003, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States) . Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspeon, Inc. as of June 30, 2004 and 2003, and the results of its operations and cash flows for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of June 30, 2004 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty




/s/ Larry O'Donnell CPA, P.C.
Larry O'Donnell CPA, P.C.
Aurora, Colorado
October 7, 2005


                                          ASPEON, INC.
                                   CONSOLIDATED BALANCE SHEET



                                                                                                        JUNE 30,
                                                                                                2004             2003
                                                                                         ----------------------------------
                              ASSETS

CURRENT ASSETS

      Cash & Cash Equivalents                                                            $              0 $          1,531
      Accounts Receivable                                                                               0          986,823
      Other Receivables                                                                             5,637           22,038
      Inventory                                                                                         0          586,426
      Prepaid Expenses                                                                                  0          211,409
                                                                                         ----------------------------------
                  Total Current Assets                                                              5,637        1,808,227

FIXED ASSETS                                                                                            0          473,239

OTHER ASSETS                                                                                            0            5,164
                                                                                         ----------------------------------
      TOTAL ASSETS                                                                       $          5,637 $      2,286,630
                                                                                         ==================================

                              LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                                   $      6,763,028 $     10,780,772
      Unearned Income & Customer Deposits                                                         236,128          442,458
      Accrued Expenses                                                                            568,884          803,303
      Notes Payable                                                                               128,000          610,431
      Deferred Earnouts                                                                           208,195        1,123,868
                                                                                         ----------------------------------
                  Total Current Liabilities                                                     7,904,235       13,760,832

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0                0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                      94,361           94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,938,361       84,938,361
      Treasury Stock                                                                              (60,000)         (60,000)
      Accumulated Deficit                                                                     (92,871,320)     (96,446,924)
                                                                                         ----------------------------------
                  Total Stockholders' Deficit                                                  (7,898,598)     (11,474,202)
                                                                                         ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $          5,637 $      2,286,630
                                                                                         ==================================

                See accompanying Notes to Consolidated Financial Statements.

                                  ASPEON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        FOR THE YEAR ENDED
                                                           JUNE 30, 2004
                                                         ----------------
REVENUE

      Products                                           $       457,754
      Services                                                   407,705
                                                         ----------------
      Total Revenue                                              865,459

COST OF SALES

      Products                                                   708,718
      Services                                                   139,325
                                                         ----------------
      Total Cost of Sales                                        848,043
                                                         ----------------
GROSS PROFIT / (LOSS)                                             17,416

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                          512,575
      Selling & Marketing Expenses                                13,428
      Depreciation                                                92,082
      Gain on Settlement of Litigation                       (1,007,211)
      Gain on Assignment for the Benefit of Creditors        (3,173,150)
                                                         ----------------
      Total Operating Expenses / (Income)                      3,562,275

OPERATING PROFIT / (LOSS)                                      3,579,691

Interest and Other Income / (Expenses) Net                        (4,087)
                                                         ----------------
Profit / (Loss) before Income Taxes                            3,575,604

Provision for Income Taxes                                       -
                                                         ----------------
NET PROFIT / (LOSS)                                      $     3,575,604
                                                         ================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                              $0.38
                                                         ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                        9,436,225
                                                         ================

           See accompanying Notes to Consolidated Financial Statements.


                                           APEON, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                FOR THE YEAR ENDED JUNE 30, 2004



                          Common Stock      Treasury Stock   Additional                  Accumulated
                                                             Paid - in   Accumulated   Comprehensive   Comprehensive
                       Shares     Amount  Shares    Amount   Capital     Deficit      Profit / (Loss)  Profit/(Loss)    Total


                          #          $      #         $         $           $              $                              $
Balance, June 30 2003  9,436,225   94,361  (200,000)  (60,000)  84,938,361  (96,518,791)  71,867                        (11,474,202)

Comprehensive Profit                                                          3,575,604                    3,575,604      3,575,604
                      ----------- -------- --------- --------- ----------- ------------- -------------  ------------   -------------
Balance, June 30 2004  9,436,225  $94,361  (200,000) $(60,000) $84,938,361 $(92,943,187) $71,867                       $ (7,898,598)
                      =========== ======== ========= ========= =========== ============= =============  ============   =============









               See accompanying Notes to Consolidated Financial Statements.


                                  ASPEON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                        FOR THE YEAR ENDED
                                                                           JUNE 30, 2004
                                                                          ---------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                      $    3,575,604

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                                92,082
      Gain on Settlement of Litigation                                        (1,007,211)
      Net Cash Received on Settlement of Litigation                              136,000
      Gain on Assignment for Benefit of Creditors                             (3,173,150)
      Cash transfered to Assignment for Benefit of Creditors                    (112,515)

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                 900,738
      (Increase)/Decrease in Other Receivables                                    15,020
      (Increase)/Decrease in Inventory                                           585,677
      (Increase)/Decrease in Prepaid Expenses                                    177,830
      Increase/(Decrease) in Accounts Payable                                   (481,065)
      Increase/(Decrease) in Unearned Income & Customer Deposits                (199,247)
      Increase/(Decrease) in Accrued Expenses                                   (189,328)
                                                                          ---------------
      Total Cash Flow provided by / (used in) Operating Activities               320,437

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                     1,992
      Purchase of Fixed Assets                                                      (891)
      Proceeds from Sale of Fixed Assets                                          78,361
                                                                          ---------------
      Total Cash Flow provided by / (used in) Investing Activities                79,462

CASH FLOW FROM FINANCING ACTIVITIES
      Repayment of Notes Payable                                                (401,430)
                                                                          ---------------
      Total Cash Flow provided by / (used in)  Financing Activities             (401,430)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                          $       (1,531)
                                                                          ===============

Cash and Cash Equivalents at the beginning of the period                  $        1,531
                                                                          ===============
Cash and Cash Equivalents at the end of the period                        $            0
                                                                          ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                    $        3,129
                                                                          ---------------
Cash paid for income tax                                                  $            0
                                                                          ---------------
Assets transferred to assignment for the benefit of creditors             $      383,558
                                                                          ---------------
Liabilities transferred to assignment for the benefit of creditors        $    3,669,223
                                                                          ---------------

      See accompanying Notes to Consolidated Financial Statements.

                       MULTI-LINK TELECOMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations -- Effective June 30, 2003 we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

Prior to our cessation of operations, our principal business activities were:

     - POS PRODUCTS. Javelin Systems, a division of Aspeon, Inc. ("Javelin") and CCI Group, Inc. ("CCI"), a subsidiary of Aspeon, Inc., designed, manufactured, marketed and sold open system touch screen point of sale ("POS") computers primarily to the foodservice and retail industries (the "POS Products").

    -SOLUTION SERVICES. Through our CCI, Jade Communications Limited ("Jade"), RGB/Trinet Limited ("RGB"), (subsequently renamed Javelin Holdings International Limited (UK)), (collectively "RGB/Jade") and Aspact IT Services (Singapore) Pte Ltd. ("Aspact") subsidiaries, we provided information technology management services for customers that did not intend or were not able to hire their own information technology personnel (the "Solution Services"). These services included network design and management, installation of computer systems, local and wide area network support, maintenance and repair, and help desk support.

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

In August 1999, we acquired all of the outstanding capital stock of Restaurant Consulting Services, Inc. ("RCS"). RCS implemented, operated and supported packaged software applications for the restaurant industry.

In January 2000, we created Aspeon Solutions, Inc. ("Aspeon Solutions") as a wholly owned subsidiary to centralize and continue the rapid development of our ASP service business.

On March 8, 2000 we completed a private placement of securities with Marshall Capital Management, Inc., an affiliate of Credit Suisse First Boston, in which we sold an aggregate of 10,000 shares of Series A Convertible Exchangeable Preferred Stock (the "Preferred Stock"), a warrant to acquire 583,334 shares of our common stock and a warrant to acquire 1,250,000 shares of Aspeon Solutions, one of our wholly-owned subsidiaries. Proceeds to us from this placement amounted to $9.6 million, net of offering costs, which were used primarily to acquire Monument Software Corporation ("Monument"), settle future contingent payments associated with the acquisition of RCS, hire management and staff personnel, expand corporate facilities and fund our ASP Services operations. Monument specialized in the rapid implementation of enterprise-class financial systems with an emphasis on Oracle Financials

During fiscal 2000, we sustained significant losses and we had experienced negative cash flows from our operations since inception. As at June 30, 2000 we were in default of certain covenants under the terms of both our credit facility and Preferred Stock and were delinquent in the payment of various trade payables. Our ability to meet our obligations in the ordinary course of business was dependent upon the success of our attempts to return to profitability, obtain a waiver of credit line and Preferred Stock defaults, raise additional financing through public and, or, private equity financings and evaluate potential strategic opportunities. We sought to return to profitability by streamlining operations and generating on-going cost savings and began evaluating strategic opportunities for our sale or the sale of certain of our subsidiaries.

As part of our efforts to streamline our operations, during fiscal 2001 we merged the business of Javelin Asia into Javelin Australia and renamed Javelin Australia Aspeon Systems (Asia Pacific) Pty Ltd and we merged the operations of Monument into those of RCS.

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

 In October 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in our common stock while it sought additional information from us. On November 9, 2000, we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether shares of our common stock would continue to be listed on Nasdaq or if they would be delisted.

In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff has once again appealed against the dismissal and the appeal is anticipated to be heard before the end of 2005.

In December 2000 we restated the results for the fiscal quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 by an aggregate of $1.7 million or $0.19 per share. Revenue was reduced by $679,000 or 1.05%, our gross profit was decreased by $206,000 or 1.22%, $1.4 million of the restatement related to an adjustment to increase the amount recorded for the beneficial conversion feature associated with the issuance of our Preferred Stock in March 2000 based upon an independent valuation and the remaining adjustments related to unrecorded compensation expense, amortization of intangible assets, expensing costs previously capitalized and the additional accrual of general expenses.

Effective as of January 4, 2001 our shares of common stock were delisted from Nasdaq. As we were in arrears with our filings with the SEC, our shares of common stock were not eligible to be traded on the over the counter bulletin board and commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently our shares of common stock ceased to be traded on the Pink Sheets and are now traded on the Gray Sheets.

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

During fiscal 2001, despite our efforts to return to profitability and the sale of certain of our subsidiaries, we continued to generate significant losses, to be in default of certain covenants under the terms of our Preferred Stock, to be delinquent in the payment of various trade payables and had been unable to replace our line of credit which had been repaid in full during the course of the year. While we had appointed new auditors, we were unable to generate audited financial accounts due to the lack of cooperation from our previous auditors and consequently were unable to comply with the listing requirements of either Nasdaq or the over the counter bulletin board. Our relegation to the Pink Sheets had serious adverse consequences for both the confidence of our customers or potential customers and our ability to attract new debt or equity financing. The law suits brought against us by certain of our shareholders diverted a significant amount of our management's time from our operations which were also severely effected by the collapse of the tech market in early 2001. Nevertheless we continued press ahead by attempting to return to profitability through further cost reductions, renegotiate the terms of our Preferred Stock, settle the outstanding shareholder litigation, evaluate strategic opportunities for our sale or the sale of certain of our subsidiaries and raise additional debt and, or, equity funding.

In August 2001 we, together with our Chief Executive Officer, filed a six count complaint against our former auditors, PWC, alleging professional negligence, intentional interference with prospective business advantage, negligent interference with prospective economic advantage, violation of California Business and Professions Code Sections 17200 and 17500, and defamation.

On March 22, 2002 we signed an agreement to sell our subsidiary RGB (renamed Javelin Holdings International Ltd.), the UK holding company that in turn owned our Javelin Europe and Jade subsidiaries, to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement

On May 1, 2002 we signed an agreement with the holder of our Preferred Shares that had been in default. Under that agreement, in return for a cash payment of $447,500 by us (a) we were released from all liabilities relating to our outstanding Series A Convertible Exchangeable Preferred Stock and the documents under which those securities had been issued and were outstanding; (b) all of our outstanding Series A Convertible Exchangeable Preferred Stock were cancelled; (c) a warrant previously issued by us entitling the holder thereof to purchase 583,334 shares of our common stock was cancelled; and (d) a warrant previously issued by our subsidiary, Aspeon Solutions, entitling the holder thereof to purchase 1,250,000 shares of the common stock of Aspeon Solutions was cancelled. We believed that the settlement had a net positive effect on our balance sheet of approximately $19 million.

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

During the fiscal years ending June 30, 2002 and 2003, we used every effort to return to profitability through on-going cost reductions, to raise additional debt and, or, equity funding and to identify strategic opportunities for our sale or the sale of certain of our subsidiaries However, the weak tech market, together with our inability to produce audited accounts and come into compliance with the listing conditions of Nasdaq or over the counter bulletin board markets, meant we were unable to attract new customers or the debt or equity financing necessary to secure our financial future.

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

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

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

On September 12, 2005 we retained Larry O'Donnell, CPA, P.C. (`O'Donnell') as our independent auditing firm.

Principles  of  Consolidation  --  The   accompanying   consolidated   financial
statements include the accounts of Aspeon and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Inventories - Inventories at June 30, 2003 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

Property and Equipment- Property and equipment were stated at fair value and depreciated using the straight-line method over the following estimated useful lives:

Leasehold improvements                               2 - 10 years
Office furniture, fixtures and equipment             5 - 7  years
Computer equipment and software                      3 - 5  years
Equipment on lease                                      3     years
Warehouse equipment                                     7     years
Test equipment                                          7     years
Depot spares                                            7     years
Vehicles                                                5     years

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

Customer deposits and deferred revenues -- Customer deposits represent cash received in advance of product shipment while deferred revenues represents cash received in advance of the performance of service contract revenues.

Warranties-- Our products were under warranty for defects in material and workmanship for one year. Certain components included our products were covered by manufacturers' warranties. We established an accrual for estimated warranty costs when the related revenue was recognized.

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During fiscal 2004 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2004 as our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Recently Issued Accounting Pronouncements -- In January, 2004 the Financial Accounting Standards Board (`the FASB') issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and
106. The Statement revises employers' disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. The initial application of SFAS No. 132R will have no impact on our financial statements.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the fiscal year ended June 30, 2004 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

2.       GOING CONCERN AND LIQUIDITY:

As of June 30, 2004, we had $0 cash on hand, $5,600 of assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million and an outstanding law suit brought against us by certain of our shareholders.

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

During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with funding in the future.


3.       ACQUISITIONS AND DISPOSITIONS:

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


CCI Group, Inc.                             acquired December 1997.             ceased manufacturing in August 2003.

                                                                                ceased providing services December 2003.
                                                                                assets transferred to trustee for the assignment for
                                                                                the benefit of Aspeon and CCI creditors January
                                                                                2004.

Posnet Computers, Inc.                      acquired December 1997.             merged into CCI Group, Inc. January
                                                                                1999.

Javelin Systems Europe, Ltd.                established March 1998.             sold March 2002.

Javelin Systems International Pte Ltd       established March 1998.             merged into Javelin Systems  Australia
                                                                                Pty Ltd between June - September
                                                                                2000.

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

Dynamic Technologies, Inc.                  acquired April 1999.                assets sold March 2001.

SB Holdings, Inc.                           acquired April 1999.                assets sold March 2001.

Restaurant Consulting Services, Inc.        acquired August 1999.               ceased trading in June 2002.

Aspeon Solutions, Inc.                      established February 2000.          dormant from June 2002.

Teneo Ltd                                   established March 2000.             sold March 2001.

Monument Software Corporation               acquired March 2000.                merged with RCS in fiscal 2001.

4. ASSETS

Effective January 1, 2004, all our remaining assets, with the exception of certain other receivables, were transferred to the trustee of the assignment for benefit of the Aspeon and CCI creditors at a fair market value of $496,000. Our only remaining asset - other receivables - related to Directors' and Officers' insurance due from our insurance company to be paid to our attorneys in respect of legal fees incurred in respect of the law suit brought against us by certain of our shareholders.

5. FIXED ASSETS

As at June 30, 2003 our fixed assets comprised:

Leasehold improvements                                        $   126,512
Office furniture and equipment                                    116,502
Computer equipment                                                599,032
Equipment on lease                                                362,285
Warehouse equipment                                                26,760
Test equipment                                                     37,088
Depot spares                                                      323,910

Less: accumulated depreciation                                 (1,118,850)

                                                              ---------------
Net book value                                                    473,239
                                                              ===============

Effective January 1, 2004 all fixed assets were transferred to the trustee of the assignment for the benefit of the Aspeon and CCI creditors.

Depreciation expense was $92,083 in the fiscal year ended June 30, 2004.

6. LIABILITIES

In December 2003, we appointed attorney Frank Blundo Jr. P.C. as trustee of an assignment for the benefit of the Aspeon and CCI creditors commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to be participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

As at June 30, 2004 and 2003 our total liabilities also included certain liabilities in respect of Javelin Asia and RCS that remained outstanding following the termination of their operations.

7. LINES OF CREDIT, DEBT & NOTES PAYABLE

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

Jade had a line of credit facility of approximately $1,800,000 from an unrelated financial institution. Borrowings under the line of credit were collateralized by all of the assets of Jade and bore interest at the U.K. Base rate plus 2%

(7.7% at September 30, 2000). The credit facility was renewed in October 2000 through August 2001 and was subsequently renewed again. At September 30, 2000, borrowings under the line amounted to approximately $600,000. Availability under the line at September 30, 2000 totaled $1.2 million. Borrowings under the line were restricted to the operations of Jade and were not to be used to support our other operations. At March 31, 2001, borrowings under the line a borrowings under the line amounted to approximately $656,700. Availability under the line at March 31, 2001 totaled $1.1 million. Aspeon did not guarantee this line of credit which ceased to be a liability of the group on the sale of RGB in March 2002.

 In December 2000, Javelin Europe obtained a line of credit facility of approximately $1,000,000 collateralized by substantially all of its assets and bore interest at 1.75% over the lenders Base Rate. This facility expired in August 2001at which date it was further extended. Borrowings under the line were restricted to the operations of Javelin Europe and could not be used to support our other operations. At March 31, 2001, borrowings under the line a borrowings under the line amounted to approximately $297,200. Availability under the line at March 31, 2001 totaled $327,700 million. Aspeon did not guarantee this line of credit which ceased to be a liability of the group on the sale of RGB in March 2002.

 In July, 2001, Javelin Australia entered into a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility was cancelable on 30 days notice by either party. The agreement provided for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line were restricted to the operations of Javelin Australia and could not be used to support other our operations. Aspeon provided a guarantee for this facility that was to be released on its sale of Javelin Australia in January 2003 and in respect of which it was indemnified by the purchaser of Javelin Australia.

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

As at June 30, 2004, the balance of notes payable represented a note payable to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of this note payable as at June 30, 2004 which remains an outstanding liability of ours.

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

8. MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK

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

The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and nine months ended March 31, 2001 were as follows:


                                                    Three months        Nine months
                                                           Ended        Ended
                                                    ----------------   ------------------
                                                             March 31, 2001
Discount accretion to stated face value            $               -- $        4,138,400
Premium on mandatory redemption accretion                          --          2,462,400
Dividend recordation                                          147,800            443,500
                                                   ------------------ ------------------
                                                   $          147,800 $        7,044,300
                                                   ================== ==================


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

9.COMMITMENTS:

Leases

As reported in our Form 10K for the fiscal year ended June 30, 2000:

We leased our facilities and certain equipment under non-cancelable operating leases subject to scheduled rent increases. The leases were scheduled to expire at various dates through December 2007.

We leased certain computer and office equipment under capital leases with three to five-year terms and interest rates ranging from 9.5% to 15%. The cost of assets acquired under capital leases during the year ended June 30, 2000 was $551,800 with accumulated amortization of $75,700 as of June 30, 2000.


Minimum lease commitments at June 30, 2000 are as follows:

YEAR ENDING JUNE 30                                 CAPITAL          OPERATING
-------------------                                ---------         ----------

2001.....................................          $  151,400        $1,842,300
2002.....................................             111,800         1,734,300
2003.....................................             105,500         1,519,300
2004.....................................              71,900           929,100
2005.....................................              53,900           769,500
Thereafter...............................                  --         1,461,100
                                                    ----------        ----------
Total minimum lease payments.............             494,500        $8,255,600
                                                                      ==========
Less amount representing interest........             (51,700)
                                                    ----------
Present value of minimum obligations.....             442,800
Current portion..........................            (137,600)
                                                    ----------
Long-term portion........................           $ 305,200
                                                    ==========

We had borrowing under capital equipment leases with principal balances outstanding at September 30, 2000 totaling $711,200.

We had borrowing under capital equipment leases with principal balances outstanding at December 31, 2000 totaling $1,080,400.

We had borrowing under capital equipment leases with principal balances outstanding at March 31, 2001 totaling $999,200.

As at June 30, 2003 and 2004 we were in default on all of our outstanding capital and operating leases and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Rent expense under operating lease agreements aggregated approximately $ 6,000 for the year ended June 30, 2004 and was included in general and administrative expenses in our consolidated statements of operations.

Employment Agreements

We had employment agreements with our key employees, which expired at various dates through June 2003. Certain agreements provided for incentive bonuses which are payable if specified management goals are attained.

Future annual minimum payments under the employment agreements as of June 30, 2000 were as follows:

                                   EMPLOYMENT
YEAR ENDING JUNE 30                AGREEMENT
-------------------                ----------

2001............................  $2,118,000
2002............................   1,830,000
2003............................   1,491,000
                                  ----------
Total...........................  $5,439,000
                                  ==========

Effective June 30, 2003 the 11 individuals covered by these employment agreements had resigned of their own volition or left us on the basis of negotiated settlements that had been paid in full.

Litigation

In October 1999, we, and two former officers of DTI, were named as defendants in a breach of contract and intentional tort action brought by Daniel Boudwin who claimed rights to computer software products once offered for sale by certain of our subsidiaries. This action was taken in Pennsylvania's Delaware Court of Common Pleas. The plaintiff was seeking payment of one-half of all the sales proceeds of the commercial software product line of "Special Delivery" from February 1997 and made claim to one-half of the asset purchase price (as apportioned to the "Special Delivery" asset) paid by us to the shareholders of DTI in April 1999. We and our subsidiaries have indemnification rights against one of the selling shareholders in connection with his representations and warranties made about "Special Delivery" in various documents. Although we and our subsidiaries supported the selling shareholder's position as it related to the plaintiff in this action, cross-claims were filed against the selling shareholder, for indemnification and contribution, for further protection. During 2001 we settled the case by stipulated judgment and a one off payment of $65,000 in full and final settlement of any and all outstanding liabilities in respect of this case.

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

Guarantees

 In July, 2001, Javelin Australia entered into a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility was cancelable on 30 days notice by either party. The agreement provided for a discount rate of 1.75% + the bank's published overdraft index rate, and a factoring service fee of 0.50%. Borrowings under the line were restricted to the operations of Javelin Australia and could not be used to support our other operations. Aspeon provided a guarantee for this facility that was to be released on its sale of Javelin Australia in January 2003 and in respect of which it was indemnified by the purchaser of Javelin Australia.

We leased office and warehouse space in Warrington, Cheshire UK comprising approximately 7,200 square feet to support sales, administration, and warehousing activities for the Solutions Services business. We paid rent of approximately $4,500 per month. The lease expired in 2001 and was subsequently extended to September 2003. Aspeon, Inc. provided a guaranty in respect of this lease that was to be released on its sale of RGB in March 2002 and in respect of which it was indemnified by the purchasers of RGB. Aspeon, Inc.'s potential contingent liability in respect of this lease ended in September 2003 with the expiration of the lease.

10. RELATED PARTY TRANSACTIONS

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

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

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

11.  STOCKHOLDERS' DEFICIT:

Preferred Stock -- We have the authority to issue 1,000,000 shares of preferred stock of which 10,000 was subsequently designated as mandatorily redeemable stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

Common Stock - Since our Form 10K issued in respect of the fiscal year ended June 30, 2000 the following issues of common stock have taken place:

 In August 2000, 150 shares of Preferred Stock plus accrued and unpaid dividends were converted into 53,054 shares of our common stock valued at $94,700.

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

Treasury Stock - in connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock , valued at $60,000, were cancelled.

Warrants -- In connection with our initial public offering, we issued the representatives of the underwriters a warrant to purchase 85,000 shares of our common stock at $6.25 per share. During the year ended June 30, 1998, warrants to purchase 65,570 shares of our common stock were exchanged into 36,362 shares of common stock through a cashless exercise. During the year ended June 30, 1999, warrants to purchase 19,430 shares of our common stock were exchanged into 10,790 shares of common stock through a cashless exercise. As of June 30, 1999 there were no warrants outstanding.

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

Consequently as at June 30, 2003 and 2004, no warrants were outstanding.

Stock Options - In August 1996, we adopted a stock incentive award plan (the "1996 Plan") under which the Board of Directors (the "Board"), or a committee appointed for such purpose, was authorized to grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants to acquire up to an aggregate of 300,000 shares of our common stock. Options issued under the Plan generally vested over a 3-year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expired ten years from the date of grant.

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

During the fiscal year ended June 30, 2004, no stock options were issued.

Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding during the year ended June 30 2004:


                                                       YEAR ENDED
                                                       JUNE 30, 2004
                                                       -------------
                                                                 WEIGHTED
                                                                 AVERAGE

                                                OPTIONS          EXERCISE PRICE

FOR OPTIONS GRANTED AT FAIR MARKET
  VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                          850,000            $0.063
  Granted..........................                 --                 --
  Exercised........................                 --                 --
  Canceled.........................                 --                 --
                                               -----------         -------
Options outstanding................             850,000            $0.063
                                               ===========         =======
Options exercisable................             616,667            $0.063
                                               ===========         =======


The range of exercise prices for options outstanding and options exercisable at June 30, 2004 were as follows:

                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       ------------------------------                ------------------------------
RANGE OF                                     WEIGHTED AVERAGE                                   WEIGHTED
 EXERCISE PRICE        OUTSTANDING           REMAINING LIFE        EXERCISABLE                  EXERCISE PRICE
---------------        -----------           -----------------     -----------                  ----------------
$0.07..............      250,000              3.0                    250,000                    $ 0.07
$0.06.............       600,000              8.8                    366,667                      0.06
                        ---------             ---                    -------                    -------
                         850,000              7.0                    616,667                    $ 0.063
                        =========             ===                    =======                    =======

All the above options were cancelled during the fiscal year ended June 30, 2005 with the resignation of Richard P Stack in April 2005.

Pro Forma Stock-Based Compensation Disclosures -- We apply APB Opinion 25 and related interpretations in accounting for our stock options that are granted to employees. Accordingly, no compensation cost has been recognized for grants of options to employees since the exercise prices were not less than the quoted value of our common stock on the grant dates. Had compensation cost been determined based on the fair value at the grant dates for awards under the Plan consistent with the method of SFAS No. 123, our net income (loss) and earnings
(loss) per share would have been unchanged as all expenses in respect of issued stock options were immaterial .

12. INCOME TAXES:

We currently have very substantial net operating losses carried forward for Federal and State tax purposes which, unless utilized, expire from 2012 through 2024. However, it is likely that if we are successful in our attempt to merge with another entity, our ability to use these losses will be substantially restricted by the impact of section 382 of the Internal Revenue Code following such a merger.

13.  SUBSEQUENT EVENTS:

In April 2005, we appointed David J Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking re-listing on the over the counter bulletin board, raising additional debt and, or, equity to fund our negotiated settlement with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events can be successfully completed.

On April 22, 2005 our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. PC, trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. The due diligence process is yet to be finalized and no shares of our common stock have been issued in respect of this agreement as yet.

During the fiscal year ended June 30, 2005 our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There can be no guarantee that Mr. Cutler will continue to provide us with further funding in the future.

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

On September 12, 2005 we retained Larry O'Donnell, CPA, P.C. as our independent auditing firm

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ASPEON, INC.

Date: October 31, 2005                       By:      /s/ DAVID  J. CUTLER
                                                      --------------------
                                                      David J Cutler
                                                      Chief Executive Officer, &
                                                      Chief Financial Officer

    In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                         TITLE                      DATE


/s/ DAVID J. CUTLER             Chief Executive Officer        October 31, 2005
------------------------
      David  J. Cutler                         &
                                Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)

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