Form 10QSB
period 2004-09-30
ASPEON INC
filed 2005-11-09
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

                                       OR

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      52-1945748
         --------                                      ----------
(State or other jurisdiction of                        (IRS Employer Identifica-
   incorporation or organization)                      tion No.)

                4704 Harlan St, Suite 420, Denver, Colorado 80212
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380 9784
                          -----------------------------
                           (Issuer's telephone number)

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

              Class                                 Outstanding November 8, 2005
              -----                                 ----------------------------
Common Stock, $ 0.01 par value                        9,436,225 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                       PAGE

Consolidated Balance Sheet - September 30, 2004.                                3

Consolidated Statements of Operations - Three Months ended September 30,        4
2004 and 2003.

Consolidated Statement of Cash Flows - Three Months ended September 30,         5
2004 and 2003.

Notes to Consolidated Financial Statements.                                     6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                           25

Item 3.           Controls and Procedures                                       36




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                             37
Item 2.           Changes in Securities                                         38
Item 3.           Defaults on Senior Securities                                 38
Item 4.           Submission of Matters to a Vote of Security Holders           38
Item 5.           Other Information                                             38
Item 6.           Exhibits and Reports on Form 8-K.                             38
Unaudited Extracts From 2001 - 2003 Consolidated Financial Statements           41

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                  Aspeon, Inc.
                           Consolidated Balance Sheet
                                  (Unaudited)



                                                                                          September 30,
                                                                                               2004
                                                                                         -----------------
ASSETS

Current Assets
      Cash & Cash Equivalents                                                            $              0
      Accounts Receivable                                                                               0
      Other Receivables                                                                            10,223
      Inventory                                                                                         0
      Prepaid Expenses                                                                                  0
                                                                                         -----------------
                  Total Current Assets                                                             10,223

Fixed Assets                                                                                            0

Other Assets                                                                                            0
                                                                                         -----------------
TOTAL ASSETS                                                                             $         10,223
                                                                                         =================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                                                   $      6,767,614
      Unearned Income & Customer Deposits                                                         236,128
      Accrued Expenses                                                                            568,883
      Notes Payable                                                                               128,000
      Deferred Earnouts                                                                           208,195
                                                                                         -----------------
                  Total Current Liabilities                                                     7,908,820

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                      94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,938,361
      Treasury Stock                                                                              (60,000)
      Accumulated Deficit                                                                     (92,871,320)
                                                                                         -----------------
                  Total Stockholders' Deficit                                                  (7,898,597)
                                                                                         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $         10,223
                                                                                         =================

        See accompanying Notes to Consolidated Financial Statements.



                                  Aspeon, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                                             Three Months Ended
                                                                                 September 30,
                                                                           2004                 2003
                                                                    -----------------     ----------------

Revenue
      Products                                                      $              0      $       457,754
      Services                                                                     0              293,937
                                                                    -----------------     ----------------
      Total Revenue                                                                0              751,691

Cost of Sales
      Products                                                                     0              725,052
      Services                                                                     0              104,448
                                                                    -----------------     ----------------
      Total Cost of Sales                                                          0              829,500
                                                                    -----------------     ----------------
Gross Profit / (Loss)                                                              0              (77,809)

Operating Expenses / (Income)
      General & Administrative Expenses                                            0              356,067
      Selling & Marketing Expenses                                                 0               12,624
      Depreciation                                                                 0               60,559
      Gain on Settlement of Litigation                                             0           (1,007,211)
                                                                    -----------------     ----------------
      Total Operating Expenses / (Income)                                          0              577,961

      Operating Profit / (Loss)                                                    0              500,152

Interest and Other Income / (Expenses) Net                                         0               (3,237)

Profit / (Loss) before Income Taxes                                                0              496,915

Provision for Income Taxes                                                  -                     -
                                                                    -----------------     ----------------
Net Profit / (Loss)                                                 $              0      $       496,915
                                                                    =================     ================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                          $0.00                $0.05
                                                                    =================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                      9,436,225            9,436,225
                                                                    =================     ================

            See accompanying Notes to Consolidated Financial Statements.


                                     Aspeon, Inc.
                        Consolidated Statements of Cash Flows
                                     (Unaudited)



                                                                                            Three Months Ended
                                                                                               September 30,
                                                                                       2004                 2003
                                                                                -----------------     ----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                            $              0      $       496,915

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                                             0               60,559
      Gain on Settlement of Litigation                                                         0           (1,007,211)
      Net Cash Received on Settlement of Litigation                                            0              136,000

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                               0              598,418
      (Increase)/Decrease in Other Receivables                                                 0             (116,925)
      (Increase)/Decrease in Inventory                                                         0              582,277
      (Increase)/Decrease in Prepaid Expenses                                                  0               64,095
      Increase/(Decrease) in Accounts Payable                                                  0              (86,493)
      Increase/(Decrease) in Unearned Income & Customer Deposits                               0             (184,935)
      Increase/(Decrease) in Accrued Expenses                                                  0              (30,577)
                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in) Operating Activities                             0              512,123

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                                 0                  874
      Purchase of Fixed Assets                                                                 0                 (891)
      Proceeds from Sale of Fixed Assets                                                       0                2,225
                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in) Investing Activities                             0                2,208

CASH FLOW FROM FINANCING ACTIVITIES
      Repayment of Notes Payable                                                               0             (401,430)
                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in)  Financing Activities                            0             (401,430)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $              0      $       112,901
                                                                                =================     ================

Cash and Cash Equivalents at the beginning of the period                        $              0      $         1,531
                                                                                =================     ================
Cash and Cash Equivalents at the end of the period                              $              0      $       114,432
                                                                                =================     ================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $              0      $         3,129
                                                                                -----------------     ----------------
Cash paid for income tax                                                        $              0      $             0
                                                                                -----------------     ----------------

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

         In August 2000, we executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000 was payable to us in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized in the three months ended September 30, 2000. In the event the Purchaser consummated an initial public offering or disposed of all or substantially all of Aspact's common stock, the Purchaser was required to pay: a) the unpaid balance of the initial consideration and b) 50% of the net proceeds received from the initial public offering less the amount paid under (a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of ours.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2004 filed with the SEC.

         Due to the dispute with our previous auditors, PWC, and our lack of funds, we did not file Forms 10-K / 10-KSB in respect of our financial years ended June 30, 2001, 2002 and 2003 or the Forms 10-Q / 10-QSB in respect of the calendar quarters during the financial years ended June 30, 2002 and 2003.Unaudited extracts from our financial statements for the financial years June 30, 2001 through June 30, 2003 are attached on page 41 below. We do not intend to have these accounts audited as we believe that the cost of completing such audits would exceed any benefit to shareholders.

Note. 3           Liquidity

         As of September 30, 2004, we had $0 cash on hand, $10,000 of assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million and an outstanding law suit brought against us by certain of our shareholders.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months ended September 30, 2004 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three months ended September 30, 2004 as our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

         As at September 30, 2004 the balance of notes payable represented a note payable to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the notes payable represented the balance due to him. We were in default in repayment of the note payable as at September 30, 2004.

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

            Subsequent to June 30, 2000, no stock options were exercised

            During the fiscal years ended June 20, 2001 to June 30, 2004, all outstanding stock options were cancelled except for the following which were outstanding as at September 30, 2004:

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

            Consequently as at September 30, 2004 no warrants were outstanding and none have been issued subsequently.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2004, we had $0 cash on hand, $10,000 of assets, no operating business or other source of income, outstanding liabilities in excess of $12.1 million and an outstanding law suit brought against us by certain of our shareholders.

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

Results of Operations - Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Following the termination of the last of our operating businesses at December 31, 2003, the transfer of the last of our assets to the trustee for the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 and the closure of our final bank account in March 2004, we had no revenue or expense in the three months ended September 30, 2004.

         Revenue, We had no revenue in the three months ended September 30, 2004 compared to revenue of $752,000 for the three months ended September 30, 2003. We had no operating business in the three months ended September 30, 2004. Our only operating business during the three months ended September 30, 2003 was CCI as all our other operating businesses had been sold or terminated in prior fiscal periods. $458,000 of our revenue related to products sold by CCI in the period July 1, 2003 through August 3, 2003 when CCI ceased production, and $294,000 to services provided by CCI, the majority though the use of subcontractors, in the period July 1, 2003 through September30, 2003. CCI ceased all operations effective December 31, 2003.

         Cost of Sales, We had no cost of sales for the three months ended September 30, 2004 compared to cost of sales of $830,000 for the three months ended September 30, 2003. We had no operating business in the three months ended September 30, 2004. In the three months ended September 30, 2003 $725,000 related to the cost of supplying products and $105,000 to the cost of providing services. Our focus in the three months ended September 30, 2003 was to generate maximum cash flow for our creditors during the close down of our operations rather than attempting to maximize profits. Consequently we used existing inventory that had already been paid for to manufacture and sell products that generated revenue and cash for our creditors even if such sales were at less than the historic cost of sales.

         Gross Profit / (Loss), We had no gross profit / (loss) for the three months ended September 30, 2004 compared to a gross loss for the three months ended September 30, 2003 of $78,000, or 10% of revenue, for the reasons set out above.

         General and Administrative Expenses. We incurred no general and administrative expenses for the three months ended September 30, 2004 compared to general and administrative expenses of $356,000 for the three months ended September 30, 2003. In the three months ended September 30, 2003 $268,000 related to the overhead costs of operating CCI production operations prior to their termination effective August 3, 2003 and its service operations for the three months to September 30, 2003. The balance of $88,000 related to the costs of Aspeon, principally Directors' and Officers' insurance ($47,000) and director's and consultants' remuneration ($38,000) incurred in the close down of our operation.

         Selling and Marketing Expenses, We incurred no selling and marketing expenses in the three months ended September 30, 2004 compared to selling and marketing expenses of $13,000 in the three months ended September 30, 2003 which related to expenses incurred by CCI prior to the termination of its operations.

         Depreciation, We incurred no depreciation expense for the three months ended September 30, 2004 compared to depreciation expense of $61,000 in the three months ended September 30, 2003 which related to the equipment used by CCI during the period in which it operated.

         Gain on Settlement of Litigation, We had no gain on settlement of litigation in the three months ended September 30, 2004 compared to a gain on settlement of litigation of $1,007,000 in the three months ended September 30, 2003. In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement  although  the net cash we  received  after  all costs  totaled  only
$136,000

         Profit / (Loss) from Operations. We had no profit / (loss) from operations in the three months ended September 30, 2004 compared to a profit from operations of $500,000 for the three months ended September 30, 2003 due to the factors described above.

           Net Interest and Other Income / (Expense). We had no net interest and other income / (expense) in the three months ended September 30, 2004 compared to a net expense in the three months ended September 30, 2003 of $3,000 largely relating to the interest expense on notes payable provided to us by certain of our directors and officers

         Provision for Income Taxes. No provision for income taxes was required in the three months ended September 30, 2004 as we had no taxable income in the period while no provision for income taxes was required in the three months ended September 30, 2003 as we had significant tax losses brought forward from prior years.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had no net profit / (loss) for the three months ended September 30, 2004 compared to a profit of $497,000 for the three months ended September 30, 2003 due to the factors outlined above.

         We had no comprehensive profit / (loss) for the three months ended September 30, 2004 while the comprehensive profit was identical to the net profit for the three months ended September 30, 2003.

Cash Flow Information

         During the three months ended September 30, 2004 we had no cash balance or bank account and consequently no movements in cash flow.

         No cash was provided / (used in) operations in the three months ended September 30, 2004 compared to $512,000 net cash provided by operations in the three months ended September 30, 2003. In the three months ended September 30, 2003 net profit, adjusted for non-cash items, resulted in a negative cash flow of $(314,000). However, we were able to generate positive cash flow of $826,000 from the movement in our operating assets and liabilities through aggressive collection of accounts receivable ($598,000) and liquidation of our existing inventory ($582,000) that enabled us to generate the positive cash flow from operations.

         No cash was provided / (used in) investing activities in the three months ended September 30, 2004 compared to $2,000 provided by our investing activities in the three months ended September 30, 2003 largely from the sale of fixed assets. The sale of fixed assets was in respect of assets which had already been restated at fair value in prior fiscal periods and consequently generated no gain or loss on sale.

         No cash was provided / (used in) financing activities in the three months ended September 30, 2004 compared to $401,000 used in investing activities in the three months ended September 30, 2003 relating to the repayment of outstanding notes payable provided to us by certain of our directors and officers.

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

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through June 30, 2004 or subsequent to that date

Item 5.  Other Information.

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


                                    ASPEON, INC,
                                    (Registrant)




Date: November 8, 2005              /s/     David J. Cutler
                                    ----------------------------------
                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.