Form 10QSB
period 2005-03-31
ASPEON INC
filed 2005-11-14
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.
                                       OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

              Class                                Outstanding November 10, 2005
--------------------------------                   -----------------------------
Common Stock, $ 0.01 par value                       9,436,225 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]


                                      INDEX

                                  ASPEON, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                       PAGE

Consolidated Balance Sheet - March 31, 2005.                                       3

Consolidated Statements of Operations - Three and Nine Months ended March 31,      4
2005 and 2004.

Consolidated Statement of Cash Flows - Nine Months ended March 31, 2005 and 2004   5

Notes to Consolidated Financial Statements.                                        6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              25

Item 3.           Controls and Procedures                                          37




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                38
Item 2.           Changes in Securities                                            39
Item 3.           Defaults on Senior Securities                                    39
Item 4.           Submission of Matters to a Vote of Security Holders              39
Item 5.           Other Information                                                39
Item 6.           Exhibits and Reports on Form 8-K.                                39
Unaudited Extracts From 2001 - 2003 Consolidated Financial Statements              42

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                          Aspeon, Inc.
                                   Conoslidated Balance Sheet
                                          (Unaudited)



                                                                                             March 31,
                                                                                                2005
                                                                                         -----------------
ASSETS

Current Assets
      Cash & Cash Equivalents                                                            $              0
      Accounts Receivable                                                                               0
      Other Receivables                                                                               694
      Inventory                                                                                         0
      Prepaid Expenses                                                                              1,150
                                                                                         -----------------
                  Total Current Assets                                                              1,844

Fixed Assets                                                                                            0

Other Assets                                                                                            0
                                                                                         -----------------
TOTAL ASSETS                                                                             $          1,844
                                                                                         =================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                                                   $      6,758,085
      Unearned Income & Customer Deposits                                                         236,128
      Accrued Expenses                                                                            568,887
      Notes Payable                                                                               140,319
      Deferred Earnouts                                                                           208,195
                                                                                         -----------------
                  Total Current Liabilities                                                     7,911,614

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                      94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,938,361
      Treasury Stock                                                                              (60,000)
      Accumulated Deficit                                                                     (92,882,492)
                                                                                         -----------------
                  Total Stockholders' Deficit                                                  (7,909,770)
                                                                                         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $          1,844
                                                                                         =================

        See accompanying Notes to Consolidated Financial Statements.



                                        Aspeon, Inc.
                           Consolidated Statements of Operations
                                        (Unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                               March 31,                               March 31,
                                                       2005               2004                 2005               2004
                                                 ---------------    ----------------    ----------------    ----------------

Revenue
      Products                                   $            0     $             0     $             0     $       457,754
      Services                                                0                   0                   0             407,705
                                                 ---------------    ----------------    ----------------    ----------------
      Total Revenue                                           0                   0                   0             865,459

Cost of Sales
      Products                                                0                   0                   0             708,718
      Services                                                0                   0                   0             139,325
                                                 ---------------    ----------------    ----------------    ----------------
      Total Cost of Sales                                     0                   0                   0             848,043
                                                 ---------------    ----------------    ----------------    ----------------
Gross Profit / (Loss)                                         0                   0                   0              17,416

Operating Expenses / (Income)
      General & Administrative Expenses                  11,169                  35              11,169             512,575
      Selling & Marketing Expenses                            0                   0                   0              13,428
      Depreciation                                            0                   0                   0              92,082
      Gain on Settlement of Litigation                        0                   0                   0        (1,007,211)
      Gain on Assignment for Benefit of Creditors             0          (3,173,150)                  0        (3,173,150)
                                                 ---------------    ----------------    ----------------    ----------------
      Total Operating Expenses / (Income)               (11,169)          3,173,115             (11,169)          3,562,276

      Operating Profit / (Loss)                         (11,169)          3,173,115             (11,169)          3,579,692

Interest and Other Income / (Expenses) Net                   (3)               (850)                 (3)             (4,087)
                                                 ---------------    ----------------    ----------------    ----------------
Profit / (Loss) before Income Taxes                     (11,172)          3,172,265             (11,172)          3,575,604

Provision for Income Taxes                              -                   -                   -                   -
                                                 ---------------    ----------------    ----------------    ----------------
Net Profit / (Loss)                              $      (11,172)    $     3,172,265     $       (11,172)    $     3,575,604
                                                 ===============    ================    ================    ================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                    ($0.00)              $0.34              ($0.00)              $0.38
                                                 ===============    ================    ================    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                               9,436,225           9,436,225           9,436,225           9,436,225
                                                 ===============    ================    ================    ================

           See accompanying Notes to Consolidated Financial Statements.


                                  Aspeon, Inc.
                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                  Nine Months Ended
                                                                                       March 31,
                                                                               2005                2004
                                                                         ---------------     ---------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                     $            0      $    3,575,604

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                                    0              92,082
      Gain on Settlement of Litigation                                                0          (1,007,211)
      Net Cash Received on Settlement of Litigation                                   0             136,000
      Gain on Assignment for Benefit of Creditors                                     0          (3,173,150)
      Cash transferred to Assignment for Benefit of Creditors                         0            (112,515)

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                      0             900,739
      (Increase)/Decrease in Other Receivables                                        0             (17,353)
      (Increase)/Decrease in Inventory                                                0             585,678
      (Increase)/Decrease in Prepaid Expenses                                         0             177,830
      Increase/(Decrease) in Accounts Payable                                         0            (448,691)
      Increase/(Decrease) in Unearned Income & Customer Deposits                      0            (199,247)
      Increase/(Decrease) in Accrued Expenses                                         0            (189,329)
                                                                         ---------------     ---------------
      Total Cash Flow provided by / (used in) Operating Activities                    0             320,437

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                        0               1,992
      Purchase of Fixed Assets                                                        0                (891)
      Proceeds from Sale of Fixed Assets                                              0              78,361
                                                                         ---------------     ---------------
      Total Cash Flow provided by / (used in) Investing Activities                    0              79,462

CASH FLOW FROM FINANCING ACTIVITIES
      Repayment of Notes Payable                                                      0            (401,430)
                                                                         ---------------     ---------------
      Total Cash Flow provided by / (used in)  Financing Activities                   0            (401,430)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                         $            0      $       (1,531)
                                                                         ===============     ===============

Cash and Cash Equivalents at the beginning of the period                 $            0      $        1,531
                                                                         ===============     ===============
Cash and Cash Equivalents at the end of the period                       $            0      $            0
                                                                         ===============     ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $            0      $        3,129
                                                                         ---------------     ---------------
Cash paid for income tax                                                 $            0      $            0
                                                                         ---------------     ---------------
Assets transferred to assignment for the benefit of creditors            $            0      $      383,558
                                                                         ---------------     ---------------
Liabilities transferred to assignment for the benefit of creditors       $            0      $    3,669,223
                                                                         ---------------     ---------------

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2004 filed with the SEC.

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

Note. 3           Liquidity

         As of March 31, 2005, we had $0 cash on hand, $2,000 of assets, no operating business or other source of income, outstanding liabilities of $7.9 million and an outstanding law suit brought against us by certain of our shareholders.

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

Inventories - Inventories consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the nine months ended March 31, 2005 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the nine months ended March 31, 2005 as our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the nine months ended March 31, 2005 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

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

         As at March 31, 2005 the balance of notes payable included a note payable to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of this note payable as at March 31, 2005. The note holder declined to participate in the assignment for the benefit of Aspeon and CCI creditors and consequently the note payable with a balance of $128,000 remains an outstanding liability of ours. Also include in the balance of notes payable is a loan from David J Cutler, who subsequently became our sole director, for $12,319.

            During the fiscal year ended June 30, 2005 Mr. Cutler advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Since that date Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

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

            Subsequent to June 30, 2000, no stock options were exercised

            During the fiscal years ended June 20, 2001 to June 30, 2004, all outstanding stock options were cancelled except for the following which were outstanding as at March 31, 2005:

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

            Consequently as at March 31, 2005 no warrants were outstanding and none have been issued subsequently.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2005, we had $0 cash on hand, $2,000 of assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million and an outstanding law suit brought against us by certain of our shareholders.

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

Results of Operations - Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

         Revenue, We had no revenue in either the three months ended March 31, 2005 or the three months ended March 31, 2004. We terminated the last of our operating businesses, CCI's services operations, effective December 31, 2003, while CCI's production business was terminated effective August 3, 2003 and all our other operating businesses had been sold or terminated in prior fiscal periods.

         Cost of Sales, We had no cost of sales in either the three months ended March 31, 2005 or the three months ended March 31, 2004. We terminated the last of our operating businesses, CCI's services operations, effective December 31, 2003, while CCI's production business was terminated effective August 3, 2003 and all our other operating businesses had been sold or terminated in prior fiscal periods.

         Gross Profit / (Loss), We had no gross profit / (loss) either for the three months ended March 31, 2005 or the three months ended March 31, 2004 for the reasons set out above.

         General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2005 were $11, 000 compared to $35 in the three months ended March 31, 2004. General and administrative expenses in the three months ended to March 31, 2005 related to directors remuneration and contract labor ($5,000) and general administrative overhead costs ($6,000) incurred in evaluating the possibility of bringing our financial records and SEC filings up to date. General and administrative expenses in the three months ended March 31, 2004 related to bank charges incurred prior to the closure of our bank account. Following the transfer of the last of our assets to the trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 we incurred no other general and administrative expenses in the quarter ended March 31, 2004.

         Selling and Marketing Expenses, no selling and marketing expenses were incurred in either the three months ended March 31, 2005 or the three months ended March 31, 2004. We terminated the last of our operating businesses, CCI's services operations, effective December 31, 2003, while CCI's production business was terminated effective August 3, 2003 and all our other operating businesses had been sold or terminated in prior fiscal periods.

         Depreciation, No depreciation expense was incurred in either the three months ended March 31, 2005 or the three months ended March 31, 2004 as the last of our assets to the trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004.

         Gain on Assignment for the Benefit of Creditors, We recorded no gain on assignment for the benefit of creditors in the three months ended March 31, 2005 compared to a gain of $1,007,000 in the three months ended March 31, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remain as outstanding liabilities of Aspeon and CCI.

         Profit / (Loss) from Operations. There was a Loss from operations of $(11,000) in the three months ended March 31, 2005 compared to a Profit from operations of $3,173,000 for the three months ended March 31, 2004 due to the factors described above.

           Net Interest and Other Income / (Expense). Net interest and other income / (expense) for the three months ended March 31, 2003 was an expense of $(3) relating to interest on the loan from our sole director. In the three months ended March 31, 2004 net interest and other income / (expense) was an expense of $(1,000) relating to the final closure of our last bank account..

         Provision for Income Taxes. No provision for income taxes was required in the three months ended March 31, 2005 as we had a taxable loss in the period, while no provision for income taxes was required in the three months ended March 31, 2004 as we had substantial tax losses brought forward from prior periods.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). Net loss for the three months ended March 31, 2005 was $(11,000) compared to a net profit for the three months ended March 31, 2004 of $3,172,000 due to the factors outlined above.

         The comprehensive profit was identical to the net profit for both the three months ended March 31, 2005 and the three months ended March 31, 2004.

Results of Operations - Nine Months Ended March 31, 2005 Compared to the Nine Months Ended March 31, 2004

         Revenue, We had no revenue in the nine months ended March 31, 2005 compared to revenue of $865,000 for the nine months ended March 31, 2004. We had no operating businesses in the nine months ended March 31, 2005. Our only operating business during the nine months ended March 31, 2004 was CCI as all our other operating businesses had been sold or terminated in prior fiscal periods. In the nine months ended March 31, 2004, $458,000 of our revenue related to products sold by CCI in the period July 1, 2003 through August 3, 2003 when CCI ceased production, and $407,000 to services provided by CCI, the majority though the use of subcontractors, in the period July 1, 2003 through December 31, 2003. CCI ceased all operations effective December 31, 2003.

         Cost of Sales, We had no cost of sales in the nine months ended March 31, 2004 compared to $848,000 in the nine months ended March 31, 2004. We had no operating businesses in the nine months ended March 31, 2005. In the nine months ended March 31, 2004, $709,000 of our cost of sales related to the cost of supplying products and $139,000 to the cost of providing services. Our focus in the nine months ended March 31, 2004 was to generate maximum cash flow for our creditors during the close down of our operations rather than attempting to maximize profits. Consequently we used existing inventory that had already been paid for to manufacture and sell products that generated revenue and cash for our creditors even if such sales were at less than the historic cost of sales.

         Gross Profit / (Loss), We had no gross profit / (loss) in the nine months ended March 31, 2005 compared to a gross profit of $17,000, or 2% of revenue, for the nine months ended March 31, 2004 for the reasons set out above.

         General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2005 were $11,000 compared to $512,000 for the nine months ended March 31, 2004. General and administrative expenses in the three months ended to March 31, 2005 related to directors remuneration and contract labor ($5,000) and general administrative overhead costs ($6,000) incurred in evaluating the possibility of bringing our financial records and SEC filings up to date. In the nine months ended March 31, 2004, $356,000 of the general and administrative expense related to the overhead costs of operating CCI production operations prior to their termination effective August 3, 2003 and its service operations for the six months to December 31, 2003. The balance of $156,000 related to the costs of Aspeon, principally Directors' and Officers' insurance ($78,000) and director's and consultants' remuneration ($76,000) incurred in the close down of our operation.

         Selling and Marketing Expenses, There were no selling and marketing expenses incurred in the nine months ended March 31, 2005 compared to $13,000 incurred in the nine months ended March 31, 2004. We had no operating businesses in the nine months ended March 31, 2005. Selling and marketing expenses incurred in the nine months ended March 31 2004 related to expenses incurred by CCI prior to the termination of its operations.

         Depreciation, There was no depreciation expense for the nine months ended March 31, 2005 compared to $92,000 in the nine months ended March 31,

2004. We owned no fixed assets in the nine months ended March 31, 2005. In the nine months ended March 31, 2004 the depreciation expense related to the equipment used by CCI during the period in which it operated.

         Gain on Settlement of Litigation, In the nine months ended March 31, 2005 we recognized no gain on settlement of litigation compared to $1,0007,000 in the nine months ended March 31, 2004. In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000.

         Gain on Assignment for the Benefit of Creditors, In the nine months ended March 31, 2005 we recognized no gain on assignment for the benefit of creditors compared to $3.2 million in the nine months ended March 31, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remain as outstanding liabilities of Aspeon and CCI.

         Profit from Operations. In the nine months ended March 31, 2005 the loss from operations was $(11,000) compared to a profit from operations of $3,576,000 for the nine months ended March 31, 2004 due to the factors described above.

           Net Interest and Other Income / (Expense). Other expense, net for the nine months ended March 31, 2005 was $(3) compared to $(4,000) in the nine months ended March 31, 2004 and in both cases largely related to the interest expense on notes payable provided to us by certain of our directors and officers

         Provision for Income Taxes. No provision for income taxes was required in the nine months ended March 31, 2005 as we generated tax losses in the period. No provision for income tax was required in the nine months ended March 31, 2004 as we had significant tax losses brought forward from prior years.

         Net Profit and Comprehensive Profit. The net loss for the nine months ended March 31, 2005 was $(11,000) compared to a net profit of $3,576,000 for the nine months ended March 31, 2004 due to the factors outlined above.

         The comprehensive (loss) / profit was identical to the net (loss) / profit for the nine months ended March 31, 2005 and 2004 respectively.


Cash Flow Information

During the nine months ended March 31, 2005 we had no cash balance or bank account and consequently no movements in cash flow.

         No cash was provided / (used in) operations in the nine months ended March 31, 2005 compared to $320,000 net cash provide by operations in the nine months ended March 31, 2004. In the nine months ended March 31, 2004 net profit, adjusted for non-cash items, resulted in a negative cash flow of $(489,000).

However, we were able to generate positive cash flow of $809,000 from the movement in our operating assets and liabilities through aggressive collection of accounts receivable ($901,000) and liquidation of our existing inventory ($586,000) that enabled us to generate the positive cash flow from operations.

         No cash was provided / (used in) investing activities in the nine months ended March 31, 2005 compared to $79,000 provided by our investing activities in the nine months ended March 31, 2004 largely from the sale of fixed assets. The sale of fixed assets was in respect of assets which had already been restated at fair value in prior fiscal periods and consequently generated no gain or loss on sale.

         No cash was provided / (used in) financing activities in the nine months ended March 31, 2005 compared to $401,000 cash flow used in financing activities in the nine months ended March 31, 2004 relating to the repayment of outstanding notes payable provided to us by certain of our directors and officers.

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


                                    ASPEON, INC,
                                    (Registrant)




Date: November 10, 2005             /s/     David J. Cutler

                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.