Form 10KSB
period 2005-06-30
ASPEON INC
filed 2005-11-15
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2005.

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

    The Registrant's revenues for its fiscal year ended June 30, 2005 were $0.

    The aggregate market value of the voting common equity held by non-affiliates of the Registrant on November 11, 2005, was approximately $3,275 based upon the reported closing sale price of such shares on the Grey Sheets for that date. As of November 11, 2005, there were 9,436,225 shares outstanding of which 8,187,904 shares were held by non-affiliates by non-affiliates. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons are deemed to be affiliates.

    Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                  ASPEON, INC.

                        2005 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

   ITEM                            DESCRIPTION                              PAGE

Item 1.  Description of Business..........................................    3

Item 2.  Description of Properties........................................   10

Item 3.  Legal Proceedings................................................   11

Item 4.  Submission of Matters to a Vote of Security Holders..............   12

Item 5.  Market for Common Equity and Related Stockholder Matters.........   12

Item 6.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   13

Item 7.  Financial Statements.............................................   25

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   25

Item 8a. Controls and Procedures..........................................   26

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act................   27

Item10.  Executive Compensation...........................................   29

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.......................................................   31

Item 12. Certain Relationships and Related Transactions...................   32

Item 13. Exhibits and Reports on Form 8-K.................................   32


         Unaudited Extracts From 2001 - 2003 Financial Statements.........   37

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

EMPLOYEES

As of June 30, 2005, we had 1 part-time employee.

As of November 11, 2005 we have 1 part-time employee.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through June 30, 2005 or subsequent to that date.

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

Last Reported Price. On November 11, 2005, the last reported bid price of the common stock reported on the Grey Sheets was $0.0004 per share.

Holders. As of November 3, 2005 there were 347 holders of record of the common stock. We believe that we have approximatley 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. Mountain Share Transfer's telephone number is 303-460-1149.

Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

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

  Sale of Unregistered Securities -- details concerning the sale of any unregistered securities during the period are set out in Note 11. Stockholders' Deficit of the Financial Statements on page 63 below.

  Stock Incentive Plans -- details concerning the activities and status of our stock incentive plan during the period are set out in Note 11. Stockholders' Deficit of the Financial Statements on page 63 below.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had $0 cash on hand, $26,300 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.0 million and an outstanding law suit brought against us by certain of our shareholders.

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

Our significant accounting policies are described in Note 1 to the financial statements on page 46 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 9 to the financial statements on page 60 below.

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2004

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

Consequently form January 1, 2004 we had no assets, no operating business or other sources of income.

Revenue.

We had no revenue in the fiscal year ended June 30, 2005 as we terminated the last of our operating businesses during the course of the previous fiscal year. Revenue for the fiscal year ended June 30, 2004 was $865,000. Our only operating business during the fiscal year was CCI as all our other operating businesses had been sold or terminated in prior fiscal periods. $458,000 of our revenue related to products sold by CCI in the period July 1, 2003 through August 3, 2003 when CCI ceased production, and $408,000 to services provided by CCI, the majority though the use of subcontractors, in the period July 1, 2003 through December 31, 2003 when CCI ceased all operations.

Cost of Sales

We had no cost of sales in the fiscal year ended June 30, 2005 as we terminated the last of our operating businesses during the course of the previous fiscal year. Cost of sales for the fiscal year ended June 30, 2004 was $848,000, $709,000 relating to the cost of supplying products and $139,000 to the cost of providing services. Our focus in the period was to generate maximum cash flow for our creditors during the close down of our operations rather than attempting to maximize profits. Consequently we used existing inventory that had already been paid for, to manufacture and sell products that generated revenue and cash for our creditors even if such sales were at less than the historic cost of sales.

Gross Profit

We had no gross profit in the fiscal year ended June 30, 2005 as we terminated the last of our operating businesses during the course of the previous fiscal year. Gross profit for the fiscal year ended June 30, 2004 was $17,000, or 2% of revenue, for the reasons set out above.

General and Administrative Expenses.

General and administrative expenses for the fiscal year ended June 30, 2005 were $67,000 compared to $513,000 for the fiscal year ended June 30, 2004, a variance of $446,000 or 87%. $408,000 of the variance related to the overhead costs of operating CCI prior to the close down of its production operations effective August 3, 2003 and its service operations effective December 31, 2003. The balance of the variance related principally to the lower overhead costs in Aspeon in respect of Directors' and Officers' insurance and director's and consultant's remuneration reflecting the lower level of corporate activity in the twelve months ended June 30, 2005 compared to the twelve months ended June 30, 2004.

Selling and Marketing Expenses

We had no selling and marketing expenses in the fiscal year ended June 30, 2005 as we had no operating activities during the year. Selling and marketing expenses for the fiscal year ended June 30, 2004 were $13,000. These related to expenses incurred by CCI prior to the termination of its operations.

Depreciation

We had no depreciation expense during the fiscal year ended June 30, 2005 as all fixed assets had been transferred to the trustee of the assignment for benefit of creditors in the previous fiscal year. Depreciation expense for the fiscal year ended June 30, 2004 was $92,000 and related to the equipment used by CCI during the period in which it operated.

Gain on Settlement of Litigation

There was no gain on settlement of litigation in the fiscal year ended June 30, 2005. . In August 2003 we reached an out of court settlement in our law suit against PWC. Under the terms of the settlement we received a payment of $1.3 million and agreement to write off certain outstanding invoices for accounting and legal fees. Consequently we recognized a gain of $1,007,000 on the settlement although the net cash we received after all costs totaled only $136,000.

 Gain on Assignment for the Benefit of Creditors

There was no gain on assignment for the benefit of creditors in the fiscal year ended June 30, 2005. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remain as outstanding liabilities of Aspeon and CCI.

Profit / (Loss) from Operations.

The loss from operations in the fiscal year ended June 30, 2005 was $(67,000) compared to a profit from operations of $3,580,000 for the fiscal year ended June 30, 2004, a variance of $3,647,000 or 102%, due to the factors discussed above.

Other Income (Expense), net

Other income (expense), net for the fiscal year ended June 30, 2005 was an expense of $(1,000) compared to an expense of $(4,000) for the fiscal year ended June 30, 2004, a variance of $3,000, or 75%, due to the reduced level of interest on the reduced level of loans provided to us from certain of our directors and officers.

Provision for Income Taxes.

No provision for income taxes was required in the fiscal years ended June 30, 2005 and 2004. We generated a taxable loss in the twelve months ended June 30, 2005 and had significant tax losses brought forward from prior years to offset our profit in the twelve months ended June 30, 2004.

Net Profit / (Loss) and Comprehensive Profit / (Loss).

We reported a net loss of $(68,000) in the fiscal year ended June 30, 2005 compared to a profit of $3,576,000 for the fiscal year ended June 30, 2004, a variance of $3,644,000 or 102% due to the factors outlined above.

The comprehensive (loss) / profit was identical to the net (loss) / profit for the fiscal years ended June 30, 2005 and 2004 respectively.

CASH FLOW INFORMATION

For the twelve months ended June 30, 2005 net cash used in operations was $(68,000) compared to net cash generated in operations of $320,000 for the twelve months ended June 30, 2004, a variance of $388,000 or 121%.

In the fiscal year ended June 30, 2005 our operating activities generated negative cash flow of $68,000 with almost no net funds generated / consumed by changes in our working capital. This compares with our fiscal year ended June 30, 2004 where net profit, adjusted for non-cash items, resulted in a negative cash flow of $(489,000) including a $(113,000) transfer of cash to the trustee of the assignment for the benefit of Aspeon and CCI creditors. However, we were able to generate positive cash flow of $809,000 from the movement in our operating assets and liabilities through aggressive collection of accounts receivable ($901,000) and liquidation of our existing inventory ($586,000).

In the fiscal year ended June 30, 2005 we had no cash generated by or used in investing activities as we owned no investments to sell and had no cash available to buy investments. In the fiscal year ended June 30, 2004 we generated $79,000 positive cash flow from our investing activities from the sale of fixed assets and proceeds from an investment of ours. The sale of fixed assets was in respect of assets which had already been restated at fair value in prior fiscal periods and consequently generated no gain or loss on sale.

Cash flow generated from financing activities in the fiscal year ended June 30, 2005 was $88,000 compared to $(401,000) used in financing activities in the fiscal year ended June 30, 2004, a variance of $489,000 or 122%. The variance arose due to the fact that we repaid $401,000 of outstanding notes payable provided to us by certain of our directors and officers during the twelve months ended June 30, 2004 while in the twelve months ended June 30, 2005 we received a loan of $88,000 another one of our directors.

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

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

As at June 30, 2005 we had outstanding liabilities of approximately $ 8.0 million due to creditors who were not eligible to be part of the assignment for the benefit of Aspeon and CCI creditors, or who elected not to participate in our assignment for the benefit of Aspeon and CCI creditors. We have no assets, no operating business or our source of income from which to pay these creditors. Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements. If we are unable to settle these liabilities it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders

WE ARE SUBJECT TO A LAW SUIT BY CERTAIN OF OUR SHAREHOLDERS

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

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As at June 30, 2005 we had retained deficit in excess $90 million and a stockholders' deficit of approximately $ 8.0 million. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended June 30, 2005 and 2004 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances that are adequate to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and, or, equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 40.

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

ITEM 8A    CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of June 30, 2005 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

During the fiscal year ended June 30, 2005, Richard P Stack was our sole director and executive officer from July 1, 2004 through April 22, 2005. Effective April 22, 2005, David J Cutler was appointed as a director and an officer and, following the resignation of Richard P Stack as a director and officer as the same date, became our sole director and officer:

          NAME                      AGE             POSITION

   David J. Cutler                  49   President, Chief Executive Officer,
   Richard P Stack                  39   Former President, Chief Executive


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

Richard P. Stack - had been President, Chief Executive Officer and a director of the Company since the Company's inception in September 1995 until his resignation in April 2005.. Prior to that time, from 1991 through September 1995, Mr. Stack was Managing Director of Hi-Technology Supply, a manufacturer and distributor of personal computers and components located in South Africa, which he founded and grew to approximately $6 million in annual sales and 15 employees prior to its sale to a South Africa-based personal computer and component manufacturing company. From 1988 through 1991, Mr. Stack was employed by Pan American Airlines in technical management positions. Mr. Stack holds a B.A. degree from the University of California at Berkeley.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of Richard P Stack who had not filed.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for services rendered during the fiscal years ended June 30, 2005 and 2004 to Richard P Stack and David J Cutler who served as our Chief Executive Officers and sole directors during the fiscal years in question. We had no other directors and / or officers during the fiscal years ended June 30 2005 and 2004.


                                                            FISCAL YEAR
                                                               ENDED                ANNUAL COMPENSATION
         NAME AND PRINCIPAL POSITION                         JUNE 30,            SALARY             BONUS
--------------------------------------------             ----------------  ----------------- ------------
David J Cutler..............................                   2005             $    20,000               --
  President,  Chief Executive Officer,  Chief Financial        2004             $                         --
Officer and Director                                                       --


Richard  P Stack............................                   2005             $    7,500                --

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

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal years ended June 30, 2005 and 2004.

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

During the fiscal years ended June 30, 2005 and 2004, no stock options were issued.

Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2005 all outstanding stock options were cancelled.


                                                              JUNE 30, 2005                        JUNE 30, 2004
                                                                       WEIGHTED                        WEIGHTED
                                                                       AVERAGE                          AVERAGE
                                                       OPTIONS       EXERCISE PRICE      OPTIONS     EXERCISE PRICE
FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                                 850,000            $0.063        850,000             $0.063
  Granted..........................                        --               --             --                  --
  Exercised........................                        --               --             --                  --
  Canceled.........................                   (850,000)            0.063           --                  --
                                                     -----------          -------      ----------        ----------
Options outstanding................                          0            $0.000        850,000             $0.063
                                                     ===========          =======      ==========        ==========
Options exercisable................                          0            $0.000        616,667             $0.063
                                                     ===========          =======      ==========        ==========

The range of exercise prices for options outstanding and options exercisable at June 30, 2004 were as follows:


                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                       ------------------------------                ------------------------------
RANGE OF                                     WEIGHTED AVERAGE                                   WEIGHTED
 EXERCISE PRICE        OUTSTANDING           REMAINING LIFE        EXERCISABLE                  EXERCISE PRICE
---------------        -----------           -----------------     -----------                  ----------------
$0.07..............      250,000              3.0                    250,000                    $ 0.07
$0.06.............       600,000              8.8                    366,667                      0.06
                        ---------             ---                    -------                    -------
                         850,000              7.0                    616,667                    $ 0.063
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following tables set forth certain information regarding beneficial ownership of our common stock, as of October 20, 2005, by:

    o each person who is known by Aspeon to own beneficially more than 5% of Aspeon's outstanding common stock,

    o        each of Aspeon's named executive officers and directors, and

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

As at October 20, 2005:

                                                     NUMBER OF      PERCENT OF
         NAME AND ADDRESS OF BENEFICIAL OWNER         SHARES        OUTSTANDING

David J. Cutler (1)                                          --         --%
                                                    ------------   ------------
All executive officers and directors as a group.             --         --%


Richard P Stack (2)                                      679,700       7.20%

L. Bruce Madsen (2)                                      568,621       6.03%


(1) Mr. Cutler's address is c/o Aspeon, Inc. 4704 Harlan Street, Suite 420, Denver, Colorado, 80212.

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

(2) Mr. Stack's address is c/o Aspeon, Inc. 4704 Harlan Street, Suite 420, Denver, Colorado, 80212.

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

(3) Mr Madsen's address is 16 Prospect Drive, Great Falls, MT, 59405

 Information  concerning  stock options and warrants  issued by us is set out in
Note 11 Stockholders Deficit of our Financial Statements on page 63 below.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

 We incurred no aggregate fees and expenses to our former auditors, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2005 and 2004. No audit or review fees were incurred in these fiscal years to conserve cash resources.

Tax Fees.

We did not incur any tax fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2005 and 2004 for professional services rendered for tax compliance, tax advice, and tax planning. No tax fees were incurred in these fiscal years to conserve cash resources.

All Other Fees.

We did not incur any other professional fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2005 and 2004 to conserve cash resources.

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
                                                    ============    ============    ============    ============


                                           APEON, INC.
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY / (DEFICIT)

                                         Common Stock      Additional   Deferred                             Accumulated
                                                           Paid - in   Stock-based  Treasury  Accumulated    Comprehensive
                                       Shares     Amount    Capital    Compensation  Stock      Deficit      Loss           Total

                                         #          $          $          $            $           $          $              $

Balance, June 30, 1999  - audited    8,887,203  $ 88,900   $55,800,700   $(6,700)  $      0   $ 3,799,700   $  (72,200) $59,610,400

Shares issued in connection with       104,802     1,000     2,059,700      -          -           -            -         2,060,700
the acquisition of Monument

Shares issued in connection with       271,256     2,700     2,565,300      -          -           -            -         2,568,000
the earnout provisions of the
RGB and Jade acquisition

Manditorily redeemable preferred          -          -       3,708,400      -          -       (3,708,400)      -            -
stock beneficial conversion feature

Accretion of manditory                    -          -          -           -          -         (816,000)      -          (816,000)
redeemable stock discount and
dividends

Amortization of deferred stock-           -          -          -          6,700       -           -            -             6,700
based compensation

Exercise of stock options              119,900     1,200       915,400      -          -           -            -           916,600

Comprehensive loss                        -          -            -         -          -       (9,301,200)    (895,700) (10,196,900)
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30, 2000 - audited     9,383,161    93,800    65,049,500         0          0   (10,025,900)    (967,900)  54,149,500

Conversion of manditorily               53,054       600        94,100                                                       94,700
redeemable preferred stock

Accretion of manditory                                                                         (7,192,000)               (7,192,000)
redeemable stock discount and
dividends

Purchase of Treasury Stock                                                          (60,000)                                (60,000)

Comprenensive loss                                                                            (51,744,200)    (634,500) (52,378,700)
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30, 2001 - unaudited   9,436,215    94,400    65,143,600         0    (60,000)  (68,962,100)  (1,602,400)  (5,386,500)

Accretion of manditory redeemable                                                                (440,800)                 (440,800)
stock discount and dividends

Comprehensive loss                                                                            (23,216,000)   1,987,500  (21,228,500)

Forgiveness of Deferred Earnouts                               741,000                                                      741,000

Cancellation of Preferred Stock                             15,627,200                                                   15,627,200

Cancellation of Warrants                                     3,426,600                                                    3,426,600
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30 2002 - unaudited    9,436,215    94,400    84,938,400         0    (60,000)  (92,618,900)     385,100   (7,261,000)

Comprehensive Loss                                                                             (3,900,000)    (313,200)  (4,213,200)
                                     ---------  ---------  ----------- ---------  ----------  ------------ ------------ -----------
Balance, June 30 2003 - Unaudited    9,436,215 $  94,400   $84,938,400 $       0 $  (60,000) $(96,518,900  $    71,900 $(11,474,200)
                                     =========  =========  =========== =========  ==========  ============ ============ ===========


                          INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE
REPORT ON THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...........................          41

CONSOLIDATED BALANCE SHEET - June 30, 2005 and 2004...................................          42

CONSOLIDATED  STATEMENTS  OF OPERATIONS -- For the Years Ended June 30, 2005 and
2004... ..............................................................................          43

CONSOLIDATED  STATEMENTS  OF CHANGES IN  STOCKHOLDERS'  DEFICIT -- For the Years
Ended June 30, 2005 and...............................................................          44

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended June 30, 2005 and 2004...          45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................................          46

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aspeon, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Aspeon, Inc. as of June 30, 2005 and 2004 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspeon, Inc. as of June 30, 2005 and 2004 and the results of it's operations and cash flows for the years ended June 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of June 30, 2005 and 2004 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty




/s/ Larry O'Donnell CPA, PC
Larry O'Donnell CPA, PC
Aurora, Colorado
October 25, 2005


                                  ASPEON, INC.
                           CONSOLIDATED BALANCE SHEET


                                                                                                      JUNE 30,
                                                                                                2005             2004
                                                                                         ----------------------------------
                              ASSETS

CURRENT ASSETS

      Cash & Cash Equivalents                                                            $         20,000 $              0
      Accounts Receivable                                                                               0                0
      Other Receivables                                                                             5,134            5,637
      Inventory                                                                                         0                0
      Prepaid Expenses                                                                              1,150                0
                                                                                         ----------------------------------
                  Total Current Assets                                                             26,284            5,637

FIXED ASSETS                                                                                            0                0

OTHER ASSETS                                                                                            0                0
                                                                                         ----------------------------------
      TOTAL ASSETS                                                                       $         26,284 $          5,637
                                                                                         ==================================

                              LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                                   $      6,762,525 $      6,763,028
      Unearned Income & Customer Deposits                                                         236,128          236,128
      Accrued Expenses                                                                            569,792          568,884
      Notes Payable                                                                               216,398          128,000
      Deferred Earnouts                                                                           208,195          208,195
                                                                                         ----------------------------------
                  Total Current Liabilities                                                     7,993,039        7,904,235

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0                0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                      94,361           94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,938,361       84,938,361
      Treasury Stock                                                                              (60,000)         (60,000)
      Accumulated Deficit                                                                     (92,939,477)     (92,871,320)
                                                                                         ----------------------------------
                  Total Stockholders' Deficit                                                  (7,966,754)      (7,898,598)
                                                                                         ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $         26,284 $          5,637
                                                                                         ==================================

        See accompanying Notes to Consolidated Financial Statements.


                                     ASPEON, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       FOR THE YEARS ENDED
                                                                             JUNE 30,
                                                                      2005            2004
                                                                --------------------------------
REVENUE

      Products                                                  $             0 $       457,754
      Services                                                                0         407,705
                                                                --------------------------------
      Total Revenue                                                           0         865,459

COST OF SALES

      Products                                                                0         708,718
      Services                                                                0         139,325
                                                                --------------------------------
      Total Cost of Sales                                                     0         848,043
                                                                --------------------------------
GROSS PROFIT / (LOSS)                                                         0          17,416

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                                  67,248         512,575
      Selling & Marketing Expenses                                            0          13,428
      Depreciation                                                            0          92,082
      Gain on Settlement of Litigation                                        0      (1,007,211)
      Gain on Assignment for the Benefit of Creditors                         0      (3,173,150)
                                                                --------------------------------
      Total Operating Expenses / (Income)                               (67,248)      3,562,275

OPERATING PROFIT / (LOSS)                                               (67,248)      3,579,691

Interest and Other Income / (Expenses) Net                                 (909)         (4,087)
                                                                --------------------------------
Profit / (Loss) before Income Taxes                                     (68,157)      3,575,604

Provision for Income Taxes                                              -               -
                                                                --------------------------------
NET PROFIT / (LOSS)                                             $       (68,157)$     3,575,604
                                                                ================================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                    ($0.01)          $0.38
                                                                ================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                 9,436,225       9,436,225
                                                                ================================

         See accompanying Notes to Consolidated Financial Statements.


                                           APEON, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED JUNE 30, 2005 and 2004

                       Common Stock          Treasury Stock    Additional                 Accumulated
                                                               Paid - in    Accumulated  Comprehensive         Comprehensive
                    Shares       Amount    Shares    Amount     Capital      Deficit    Profit / (Loss)  Profit / (Loss)  Total

                       #          $        #         $           $            $               $                           $
Balance, June 30
  2003             9,436,225    94,361    (200,000)  (60,000)    84,938,361   (96,518,791)    71,867                 (11,474,202)

Net & Comprehen-
  sive Profit                                                                   3,575,604               3,575,604      3,575,604
                  ------------  --------  ----------  --------  ------------   ------------  ---------   ==========  -------------
Balance, June 30
  2004             9,436,225    94,361    (200,000)  (60,000)    84,938,361   (92,943,187)    71,867                  (7,898,598)

Net & Comprehen-
  sive (Loss)                                                                     (68,157)                (68,157)       (68,157)
                  ------------  --------  ----------  --------  ------------   ------------  ---------   ==========  -------------
Balance, June 30
  2005             9,436,225 $  94,361    (200,000)$ (60,000)$   84,938,361  $(93,011,343)$   71,867              $   (7,966,754)
                  ============  ========  ==========  ========  ============   ============  =========               =============







       See accompanying Notes to Consolidated Financial Statements.


                                  ASPEON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              FOR THE YEAR ENDED
                                                                                   JUNE 30
                                                                              2005           2004
                                                                        ------------------------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                    $      (68,157)$    3,575,604

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                                   0         92,082
      Gain on Settlement of Litigation                                               0     (1,007,211)
      Net Cash Received on Settlement of Litigation                                  0        136,000
      Gain on Assignment for Benefit of Creditors                                    0     (3,173,150)
      Cash transfered to Assignment for Benefit of Creditors                         0       (112,515)

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                     0        900,738
      (Increase)/Decrease in Other Receivables                                     503         15,020
      (Increase)/Decrease in Inventory                                               0        585,677
      (Increase)/Decrease in Prepaid Expenses                                   (1,150)       177,830
      Increase/(Decrease) in Accounts Payable                                     (503)      (481,065)
      Increase/(Decrease) in Unearned Income & Customer Deposits                     0       (199,247)
      Increase/(Decrease) in Accrued Expenses                                      908       (189,328)
                                                                        ------------------------------
      Total Cash Flow provided by / (used in) Operating Activities             (68,398)       320,437

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                       0          1,992
      Purchase of Fixed Assets                                                       0           (891)
      Proceeds from Sale of Fixed Assets                                             0         78,361
                                                                        ------------------------------
      Total Cash Flow provided by / (used in) Investing Activities                   0         79,462

CASH FLOW FROM FINANCING ACTIVITIES
      Advances under Notes Payable                                              88,398              0
      Repayment of Notes Payable                                                     0       (401,430)

      Total Cash Flow provided by / (used in)  Financing Activities             88,398       (401,430)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                        $       20,000 $       (1,531)
                                                                        ==============================

Cash and Cash Equivalents at the beginning of the period                $            0 $        1,531
                                                                        ==============================
Cash and Cash Equivalents at the end of the period                      $       20,000 $            0
                                                                        ==============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                  $            0 $        3,129
                                                                        ------------------------------
Cash paid for income tax                                                $            0 $            0
                                                                        ------------------------------
Assets transferred to assignment for the benefit of creditors           $            0 $      383,558
                                                                        ------------------------------
Liabilities transferred to assignment for the benefit of creditors      $            0 $    3,669,223
                                                                        ------------------------------

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

Inventories - Inventories at June 30, 2003 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market. All our remaining inventories were transferred to the trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 after which we held no inventory.

Property and Equipment- All our remaining property and equipment was transferred to the trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 after which we held no property or equipment.

Prior to the transfer, property and equipment were stated at cost and depreciated using the straight-line method over the following estimated useful lives:

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

Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was be performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset was compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

Financial Instruments -- The estimated fair values for financial instruments was determined at discrete points in time based on relevant market information. These estimates involved uncertainties and could not be determined with precision. The carrying amounts of the note receivable, accounts receivable, accounts payable and accrued liabilities approximated fair value because of the short-term maturities of these instruments. The fair value of notes payable approximated to their carrying value as generally their interest rates reflected our effective annual borrowing rate.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During fiscal 2005 and 2004 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for fiscal 2005 as we recorded a loss during the year and any calculation of diluted EPS would be anti-dilutive. Basic and diluted EPS were the same for fiscal 2004 as our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes our operations during fiscal 2005 and 2004 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

2. GOING CONCERN AND LIQUIDITY:

As of June 30, 2005, we had $0 cash on hand, $26,300 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.0 million and an outstanding law suit brought against us by certain of our shareholders.

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

Since April 2005 we have accumulated certain other assets with funds provide to us by loan from our sole director, David J Cutler.

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

We had no depreciation expense in the fiscal year ended June 30, 2005 (2004 - $92,083).

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

As at June 30, 2005 and 2004 our total liabilities also included certain liabilities in respect of Javelin Asia and RCS that remained outstanding following the termination of their operations.

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

As at June 30, 2004, the balance of notes payable represented a note payable to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of this note payable as at June 30, 2005 and 2004 which remains an outstanding liability of ours.

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

The net proceeds from the issuance of the Preferred Stock were allocated based on the relative fair values of each equity instrument using an independent valuation as follows:
        Preferred Stock                                   $       5,274,500
        Warrants, Aspeon                                          3,426,600
        Warrants, Aspeon Solutions                                  867,300
                                                          -----------------
         Total net proceeds                               $       9,568,400
                                                          =================


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

The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and nine months ended March 31, 2001 were as follows:
                                                Three months       Nine months
                                                   Ended              Ended
                                             ----------------- -----------------
                                                      March 31, 2001
Discount accretion to stated face value      $             -- $       4,138,400
Premium on mandatory redemption accretion                  --         2,462,400
Dividend recordation                                  147,800           443,500
                                             ----------------- -----------------
                                             $        147,800 $       7,044,300
                                             ================= =================


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

Minimum lease commitments at June 30, 2000 are as follows:

YEAR ENDING JUNE 30                                 CAPITAL         OPERATING
-------------------                                  ---------      ----------

2001........................................        $ 151,400        $1,842,300
2002........................................          111,800         1,734,300
2003........................................          105,500         1,519,300
2004........................................           71,900           929,100
2005........................................           53,900           769,500
Thereafter..................................              --          1,461,100
                                                     ---------       -----------
Total minimum lease payments................          494,500        $8,255,600
                                                                     ===========
Less amount representing interest...........          (51,700)
                                                     ---------
Present value of minimum obligations........          442,800
Current portion.............................         (137,600)
                                                     ---------
Long-term portion...........................        $ 305,200
                                                     =========

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

11.  STOCKHOLDERS' EQUITY:

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

Consequently as at June 30, 2005 and 2004, no warrants were outstanding.

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

During the fiscal years ended June 30, 2005 and 2004, no stock options were issued.

Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2005 all outstanding stock options were cancelled.



                                                              JUNE 30, 2005                     JUNE 30, 2004
                                                                       WEIGHTED                      WEIGHTED
                                                                       AVERAGE                        AVERAGE
                                                       OPTIONS       EXERCISE PRICE      OPTIONS EXERCISEPRICE
FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                                 850,000           $0.063          850,000        $0.063
  Granted..........................                         --              --             --              --
  Exercised........................                         --              --             --              --
  Canceled.........................                   (850,000)           0.063            --              --
                                                      -----------        -------        ----------      --------
Options outstanding................                          0           $0.000          850,000        $0.063
                                                      ===========        =======        ==========      ========
Options exercisable................                          0           $0.000          616,667        $0.063
                                                      ===========        =======        ==========      ========

The range of exercise prices for options outstanding and options exercisable at June 30, 2004 were as follows:


                       OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                    ------------------------------                  --------------------------
                                             WEIGHTED AVERAGE
RANGE OF                                     WEIGHTED
 EXERCISE PRICE        OUTSTANDING           REMAINING LIFE        EXERCISABLE    EXERCISE PRICE
---------------       -------------          ----------------      -----------    --------------
$0.07.......            250,000                   3.0               250,000         $ 0.07
$0.06.......            600,000                   8.8               366,667           0.06
                        -------                   ---               -------         -------
                        850,000                   7.0               616,667         $ 0.063
                        =======                   ===               =======         ========

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

On September 12, 2005 we retained Larry O'Donnell, CPA, P.C. as our independent auditing.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ASPEON, INC.

Date: November 11, 2005                  By:      /s/ DAVID  J. CUTLER
                                                  --------------------
                                                  David J Cutler
                                                  Chief Executive Officer, &
                                                  Chief Financial Officer