Form 10QSB
period 2005-09-30
ASPEON INC
filed 2005-11-15
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

                                       OR

  [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                           52-1945748
         --------                                           ----------
(State or other jurisdiction of                             (IRS Employer Identi
   incorporation or organization)                           -fication No.)

                4704 Harlan St, Suite 420, Denver, Colorado 80212
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380 9784
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

            Class                                Outstanding November 14, 2005
            -----                                -----------------------------
Common Stock, $ 0.01 par value                       9,436,225 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 PAGE

Consolidated Balance Sheet - September 30, 2005.                            3

Consolidated Statements of Operations - Three Months ended September 30,    4
2005 and 2004.

Consolidated Statement of Cash Flows - Three Months ended September 30,     5
2005 and 2004.

Notes to Consolidated Financial Statements.                                 6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       18

Item 3.           Controls and Procedures                                   30




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                         30
Item 2.           Changes in Securities                                     31
Item 3.           Defaults on Senior Securities                             31
Item 4.           Submission of Matters to a Vote of Security Holders       31
Item 5.           Other Information                                         31
Item 6.           Exhibits and Reports on Form 8-K.                         31

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                      Aspeon, Inc.
                               Consolidated Balance Sheet
                                      (Unuadited)


                                                                                                September 30,
                                                                                                    2005
                                                                                             ------------------

ASSETS

Current Assets

      Cash & Cash Equivalents                                                                $          20,357
      Other Receivables                                                                                  8,763
      Prepaid Expenses                                                                                   1,150

                   Total Current Assets                                                                 30,270
                                                                                             ------------------
TOTAL ASSETS                                                                                 $          30,270
                                                                                             ==================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                       $       6,766,379
      Unearned Income & Customer Deposits                                                              236,128
      Accrued Expenses                                                                                 571,848
      Notes Payable                                                                                    247,116
      Deferred Earnouts                                                                                208,195
                                                                                             ------------------
                   Total Current Liabilities                                                         8,029,665

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                                 0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                           94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                                    84,938,361
      Treasury Stock                                                                                   (60,000)
      Accumulated Deficit                                                                          (92,972,117)
                                                                                             ------------------
                   Total Stockholders' Deficit                                                      (7,999,395)
                                                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $          30,270
                                                                                             ==================

         See accompanying Notes to Consolidated Financial Statements.


                                  Aspeon, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)



                                                                              Three Months Ended
                                                                                September 30,
                                                                           2005                 2004
                                                                    -----------------     ----------------
Operating Expenses / (Income)

      General & Administrative Expenses                                       30,584                    0
                                                                    -----------------     ----------------
      Total Operating Expenses / (Income)                                     30,584                    0

      Operating Profit / (Loss)                                              (30,584)                   0

Interest and Other Income / (Expenses) Net                                    (2,056)                   0
                                                                    -----------------     ----------------
Profit / (Loss) before Income Taxes                                          (32,640)                   0

Provision for Income Taxes                                                  -                     -
                                                                    -----------------     ----------------
Net Profit / (Loss)                                                 $        (32,640)     $             0
                                                                    =================     ================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                         ($0.00)               $0.00
                                                                    =================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                   9,436,225             9,436,225
                                                                    =================     ================

            See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                              Consoidated Statements of Cash Flows
                                          (Unaudited)


                                                                                          Three Months Ended
                                                                                            September 30,
                                                                                       2005                 2004
                                                                                -----------------     ----------------

CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                            $        (32,640)     $             0

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH                                       0                    0
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase)/Decrease in Other Receivables                                            (3,629)                   0
      Increase/(Decrease) in Accounts Payable                                              3,853                    0
      Increase/(Decrease) in Accrued Expenses                                              2,056                    0
                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in) Operating Activities                       (30,360)                   0

CASH FLOW FROM INVESTING ACTIVITIES                                                            0                    0
                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in) Investing Activities                             0                    0

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                                        30,717                    0
                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in)  Financing Activities                       30,717                    0

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $            357      $             0
                                                                                =================     ================

Cash and Cash Equivalents at the beginning of the period                        $         20,000      $             0
                                                                                =================     ================
Cash and Cash Equivalents at the end of the period                              $         20,357      $             0
                                                                                =================     ================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $              0      $             0
                                                                                -----------------     ----------------
Cash paid for income tax                                                        $              0      $             0
                                                                                -----------------     ----------------

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

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2005 Mr. Cutler has made further advances to us of $31,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2005 filed with the SEC.

Note. 3           Liquidity

         As of September 30, 2005, we had $20,000 cash on hand, $30,000 of assets, no operating business or other source of income, outstanding liabilities in excess of $8.0 million and an outstanding law suit brought against us by certain of our shareholders.

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

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2005 Mr. Cutler made further advances to us of $31,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

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

Inventories -- Inventories consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months ended September 30, 2005 and 2004 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three months ended September 30, 2005 and 2004 as we had no stock options or warrants outstanding during the three months ended September 30, 2005 while in the three months ended September 30, 2004 our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the three months ended September 30, 2005 and 2004 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

Note. 7           Notes Payable

         As at September 30, 2005 the balance of notes payable included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of the note payable as at September 30, 2005.

            The remainder of the balance of notes payable represents a loan to us of $119,000 by David J Cutler, our sole director. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

Note. 8  Stockholders' Equity

Common Stock

         There was no issue of common stock in the three months ended September 30, 2005 or 2004.

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

             Stock options issued and outstanding during the three months ending September 30, 2005 and 2004 were as follows:


                                                           THREE MONTHS ENDED SEPTEMBER 30

                                                2005                                     2004

                                                             WEIGHTED                        WEIGHTED
                                                              AVERAGE                        AVERAGE
                                               OPTIONS       EXERCISE PRICE      OPTIONS     EXERCISE PRICE
FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:

Options outstanding beginning of
period................                              --            --        850,000              $0.063
  Granted..........................                 --            --          --                  --
  Exercised........................                 --            --          --                  --
  Canceled.........................                 --            --          --                  --
                                                 -----------   -------    ----------           ----------
Options outstanding................                  0         $0.000       850,000              $0.063
                                                 ===========   =======    ==========           ==========
Options exercisable................                  0         $0.000       666,667              $0.063
                                                 ===========   =======    ==========           ==========

All the above options outstanding as at September 30, 2004 were cancelled during the fiscal year ended June 30, 2005 with the resignation of Richard P Stack as our sole director and officer in April 2005.

Warrants

         We had no warrants issued or outstanding during the three months ended September 30, 2005 or 2004.

Note. 9  Treasury Stock

         In connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock, valued at $60,000, were cancelled

Note. 10 Related Party Transactions

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

            During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2005 Mr. Cutler has made further advances to us of $31,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note.11  Commitments

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


Note.12  Subsequent Events

None

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

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2005 Mr. Cutler has made further advances to us of $31,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2005, we had $20,000 cash on hand, $30,000 of assets, no operating business or other source of income, outstanding liabilities in excess of $8.0 million and an outstanding law suit brought against us by certain of our shareholders.

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

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2005 Mr. Cutler made further advances to us of $31,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

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

Results of Operations - Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004

         Following the termination of the last of our operating businesses at December 31, 2003, the transfer of the last of our assets to the trustee for the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 and the closure of our final bank account in March 2004, we had no revenue or expense in the three months ended September 30, 2004.

         With the appointment of David J Cutler as our new sole director and officer in April 2005 we recommenced activities and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Consequently we did incur certain expenses in the three months ended September 30, 2005.

         General and Administrative Expenses. In the three months ended September 30, 2005 we incurred general and administrative expenses of $31,000 largely relating to director's and consultants' remuneration ($20,000) and related overhead costs incurred in bringing our financial records and SEC filings up to date. We incurred no general and administrative expenses for the three months ended September 30, 2004 as we had no activities in the period.

         Operating Profit / (Loss) In the three months ended September 30, 2005 we had an operating loss of $(31,000) compared no operating profit / (loss) in the three months ended September 30, 2004 due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (2,000) in the three months ended September 30, 2005 relating to interest on the loan made to us by our sole director. There was no net interest and other income / (expense) in the three months ended September 30, 2004 as we had no activities in the period

         Provision for Income Taxes. No provision for income taxes was required in the three months ended September 30, 2005 or the three months ended September 30, 2004 as we generated tax losses in the three months ended September 30, 2005 and had no taxable income in the three months ended September 30, 2004

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(33,000) for the three months ended September 30, 2005 compared to no net profit / (loss) for the three months ended September 30, 2004 due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for the three months ended September 30, 2005 while we had no comprehensive profit / (loss) or net profit / (loss) for the three months ended September 30, 2004.

Cash Flow Information

         During the three months ended September 30, 2004 we had no cash balance or bank account and consequently no movements in cash flow.

         We reopened a bank account during the last quarter of the fiscal year ended June 30, 2005 and consequently had a bank account and movements in cash flow during the three months ended September 30, 2005.

         Net cash (used in) operations in the three months ended September 30, 2005 was $(31,000) compared to no movement in net cash provided by / (used in) operations in the three months ended September 30, 2004. In the three months ended September 30, 2004 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(33,000). This was partially offset by a positive cash flow of $3,000 generated from the net movement in our operating assets and liabilities.

         No cash was provided by / (used in) investing activities in the three months ended September 30, 2005 or 2004 as we had no investments to sell and no available cash to purchase investments.

         Net cash was provided by financing activities in the three months ended September 30, 2005 was $31,000 compared to no net cash provided by / (used in) investing activities in the three months ended September 30, 2004. In the three months ended September 30, 2005 we received $31,000 by way of loan from David J Cutler, our sole director and officer.

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

Item 2.  Changes in Securities.

All details of changes in our securities are set out in Note 8. Shareholders' Equity above.

Item 3.  Defaults upon Senior Securities

All details of our defaults in respect of our debt are set out in Note. 7 Notes Payable.

We are in default on a number of operating and capital leases either directly or as guarantor for our subsidiary companies. These liabilities have been included in the balance of our accounts payable. We will attempt to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through June 30, 2005 or subsequent to that date

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

a.       Exhibits.

None

b.       Reports on Form 8-K.

On September 15, 2005 we filed a report on Form 8-K appointing Larry O'Donnell CPA PC as our independent accountant.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ASPEON, INC,
                                    (Registrant)




Date: November 14, 2005             /s/     David J. Cutler
------------------------            ------------------------------------------
                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.