Form 10QSB
period 2005-12-31
ASPEON INC
filed 2006-02-15
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005.

                                       OR

 [_}     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                           52-1945748
--------------------------------                     ---------------------------
(State or other jurisdiction of                       (IRS Employer Identifica-
   incorporation or organization)                     tion No.)

           2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380 9784
                               ------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

              Class                            Outstanding February 15, 2006
------------------------------                 -----------------------------
Common Stock, $ 0.01 par value                       9,436,225 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   PAGE

Consolidated Balance Sheet - December 31, 2005.                              3

Consolidated Statements of Operations - Three Months and Six Months ended    4
December 31, 2005 and 2004.

Consolidated Statement of Cash Flows - Six Months ended December 31, 2005    5
and 2004

Notes to Consolidated Financial Statements.                                  6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       19

Item 3.           Controls and Procedures                                   33




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                         33
Item 2.           Changes in Securities                                     34
Item 3.           Defaults on Senior Securities                             34
Item 4.           Submission of Matters to a Vote of Security Holders       34
Item 5.           Other Information                                         34
Item 6.           Exhibits and Reports on Form 8-K.                         34

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                          Aspeon, Inc.
                                   Consolidated Balance Sheet
                                          (Unaudited)


                                                                                              December 31,
                                                                                                  2005
ASSETS

Current Assets
      Cash & Cash Equivalents                                                                $               7
      Other Receivables                                                                                      0
      Prepaid Expenses                                                                                       0
                                                                                             ------------------
                   Total Current Assets                                                                      7

Fixed Assets                                                                                                 0

Other Assets                                                                                                 0
                                                                                             ------------------
TOTAL ASSETS                                                                                 $               7
                                                                                             ==================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                                                       $       6,757,616
      Unearned Income & Customer Deposits                                                              236,128
      Accrued Expenses                                                                                 584,386
      Notes Payable                                                                                    266,563
      Deferred Earnouts                                                                                208,195
                                                                                             ------------------
                   Total Current Liabilities                                                         8,052,888

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                                 0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                           94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                                    84,938,361
      Treasury Stock                                                                                   (60,000)
      Accumulated Deficit                                                                          (93,025,603)
                                                                                             ------------------
                   Total Stockholders' Deficit                                                      (8,052,881)
                                                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $               7
                                                                                             ==================

         See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                             Consolidated Statements of Operations
                                          (Unaudited)



                                                           Three Months Ended                    Six Months Ended
                                                               December 31,                          December 31,
                                                         2005              2004                2005                2004
                                                   ---------------    --------------     ----------------   ----------------

Operating Expenses

      General & Administrative Expenses                    30,947                 0               61,532                  0

      Loss on Assignment For Benefit of Creditors          20,000                 0               20,000                  0
                                                   ---------------    --------------     ----------------   ----------------
      Total Operating Expenses                            (50,947)                0              (81,532)                 0

      Operating (Loss)                                    (50,947)                0              (81,532)                 0

Interest and Other Income / (Expenses) Net                 (2,538)                0               (4,594)                 0
                                                   ---------------    --------------     ----------------   ----------------
Profit / (Loss) before Income Taxes                       (53,485)                0              (86,126)                 0

Provision for Income Taxes                                -                  -                   -                  -
                                                   ---------------    --------------     ----------------   ----------------
Net Profit / (Loss)                                $      (53,485)    $           0      $       (86,126)   $             0
                                                   ===============    ==============     ================   ================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                      ($0.01)            $0.00               ($0.01)             $0.00
                                                   ===============    ==============     ================   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                 9,436,225          9,436,225           9,436,225          9,436,225
                                                   ===============    ==============     ================   ================

           See accompanying Notes to Consolidated Financial Statements.



                                          Aspeon, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                           Six Months Ended
                                                                                              December 31,
                                                                                       2005                  2004
                                                                                 ----------------     -----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                             $       (86,126)     $              0

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH                                       0                     0
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Other Receivables                                             5,134                     0
      (Increase)/Decrease in Prepaid Expenses                                              1,150                     0
      Increase/(Decrease) in Accounts Payable                                             (4,909)                    0
      Increase/(Decrease) in Accrued Expenses                                             14,593                     0

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in) Operating Activities                       (70,158)                    0

CASH FLOW FROM INVESTING ACTIVITIES                                                            0                     0

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in) Investing Activities                             0                     0

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                                        50,165                     0

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in)  Financing Activities                       50,165                     0

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                 $       (19,993)     $              0
                                                                                 ================     =================

Cash and Cash Equivalents at the beginning of the period                         $        20,000      $              0
                                                                                 ================     =================
Cash and Cash Equivalents at the end of the period                               $             7      $              0
                                                                                 ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $             0      $              0
                                                                                 ----------------     -----------------
Cash paid for income tax                                                         $             0      $              0
                                                                                 ----------------     -----------------

          See accompanying Notes to Consolidated Financial Statements.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note. 1           General

         Aspeon, Inc. ("Aspeon" or the "Company", which may also be referred to as "we", "us" or "our") was incorporated in the Sate of Delaware in September 1995 under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and subsequently to Aspeon, Inc. in December 1999. Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211 and our telephone number is 303-380-9784.

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

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the appeal was heard by the United States District Court of Appeal for the 9th Circuit on February 8, 2006. We have been advised that it may be several months before the Court's decision is announced.

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

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. The number of shares of our common stock to be issued to Mr. Cutler in respect of this investment has yet to be finalized.

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2005 Mr. Cutler has made further advances to us of $50,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

         By November 15, 2005 we completed all required SEC filings for the period July 1, 2003 through September 30, 2005. However, we had not completed all required SEC filings in respect of the period April 1, 2001 through June 30, 2003 although we had included substantial financial extracts and all material disclosures in respect of these periods in the filings we had completed in respect of subsequent periods. We believed the cost to shareholders in completing these filings in respect of these earlier periods exceeded any benefit to shareholders in completing these filings as the information in these filings was at least two to four years old, no longer relevant to our shareholders given our decision to cease all trading operations made on June 30, 2003 and that all material information in respect of these earlier periods has been made available to our shareholders in our SEC filings for later periods.

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2005 filed with the SEC.

Note. 3           Liquidity

         As of December 31, 2005, we had $7 cash on hand, $7 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million and an outstanding law suit brought against us by certain of our shareholders.

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

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2005 Mr. Cutler made further advances to us of $50,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months and six months ended December 31, 2005 and 2004 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three months and six months ended December 31, 2005 and 2004 as we had no stock options or warrants outstanding during the three months and six months ended December 31, 2005 while in the three months and six months ended
December 31, 2004 our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the three months and six months ended December 31, 2005 and 2004 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

Note. 7           Notes Payable

         As at December 31, 2005 the balance of notes payable included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of the note payable as at December 31, 2005.

            The remainder of the balance of notes payable represents a loan to us of $138,000 by David J Cutler, our sole director. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

Note. 8  Stockholders' Equity

Common Stock

         There was no issue of common stock in the three months and six months ended December 31, 2005 or 2004.

         On April 22, 2005 our sole director, David J Cutler, entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. The number of shares of our common stock to be issued to Mr. Cutler in respect of this investment has yet to be finalized.

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

             Stock options issued and outstanding during the six months ending December31, 2005 and 2004 were as follows:


                                                           SIX MONTHS ENDED DECEMBER 31

                                                2005                                     2004

                                                             WEIGHTED                        WEIGHTED
                                                              AVERAGE                        AVERAGE
                                               OPTIONS       EXERCISE PRICE      OPTIONS     EXERCISE PRICE
FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:

Options outstanding beginning of
period................                              --            --        850,000              $0.063
  Granted..........................                 --            --          --                  --
  Exercised........................                 --            --          --                  --
  Canceled.........................                 --            --          --                  --
                                                 -----------   -------    ----------           ----------
Options outstanding................                  0         $0.000       850,000              $0.063
                                                 ===========   =======    ==========           ==========
Options exercisable................                  0         $0.000       516,667              $0.063
                                                 ===========   =======    ==========           ==========

All the above options outstanding as at December 31, 2004 were cancelled during the fiscal year ended June 30, 2005 with the resignation of Richard P Stack as our sole director and officer in April 2005.

Warrants

         We had no warrants issued or outstanding during the three months and six months ended December 31, 2005 or 2004.

Note. 9  Treasury Stock

         In connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock, valued at $60,000, were cancelled

Note. 10 Related Party Transactions

         On April 22, 2005 our sole director, David J Cutler, entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. The number of shares of our common stock to be issued to Mr. Cutler in respect of this investment has yet to be finalized

            During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2005 Mr. Cutler has made further advances to us of $50,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note.11  Commitments

Litigation

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001, the Court entered an order dismissing the complaint without prejudice. On May 21, 2001, the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001, the defendants moved to dismiss this complaint, and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of us and our officers. On September 20, 2001, the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the appeal was heard by the United States District Court of Appeal for the 9th Circuit on February 8, 2006. We have been advised that it may be several months before the Court's decision is announced.

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


Note.12  Subsequent Events

         In January 2006 we were contacted by the SEC Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003.

         On February 8, 2006 the appeal against the dismissal of the court case brought against us by certain of our shareholders was heard by the United States District Court of Appeal for the 9th Circuit. We have been advised that it may be several months before the Court's decision is announced.

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

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the appeal was heard by the United States District Court of Appeal for the 9th Circuit on February 8, 2006. We have been advised that it may be several months before the Court's decision is announced.

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

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. The number of shares of our common stock to be issued to Mr. Cutler in respect of this investment has yet to be finalized.

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2005 Mr. Cutler has made further advances to us of $50,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         On  September  12,  2005  we  retained  Larry   O'Donnell,   CPA,  P.C.
(`O'Donnell') as our independent auditing firm.

         By November 15, 2005 we completed all required SEC filings for the period July 1, 2003 through September 30, 2005. However, we had not completed all required SEC filings in respect of the period April 1, 2001 through June 30, 2003 although we had included substantial financial extracts and all material disclosures in respect of these periods in the filings we had completed in respect of subsequent periods. We believed the cost to shareholders in completing these filings in respect of these earlier periods exceeded any benefit to shareholders in completing these filings as the information in these filings was at least two to four years old, no longer relevant to our shareholders given our decision to cease all trading operations made on June 30, 2003 and that all material information in respect of these earlier periods has been made available to our shareholders in our SEC filings for later periods.

         In January 2006 we were contacted by the SEC SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2005, we had $7 cash on hand, $7 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million and an outstanding law suit brought against us by certain of our shareholders.

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

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2005 Mr. Cutler made further advances to us of $50,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

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

                  By November 15, 2005 we completed all required SEC filings for the period July 1, 2003 through September 30, 2005. However, we had not completed all required SEC filings in respect of the period April 1, 2001 through June 30, 2003 although we had included substantial financial extracts and all material disclosures in respect of these periods in the filings we had completed in respect of subsequent periods. We believed the cost to shareholders in completing these filings in respect of these earlier periods exceeded any benefit to shareholders in completing these filings as the information in these filings was at least two to four years old, no longer relevant to our shareholders given our decision to cease all trading operations made on June 30, 2003 and that all material information in respect of these earlier periods has been made available to our shareholders in our SEC filings for later periods.

         In January 2006 we were contacted by the SEC SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due our continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003.

Results of Operations - Three Months Ended December 31, 2005 Compared to the Three Months Ended December 31, 2004

         Following the termination of the last of our operating businesses at December 31, 2003, the transfer of the last of our assets to the trustee for the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 and the closure of our final bank account in March 2004, we had no revenue or expense in the three months ended December 31, 2004.

         With the appointment of David J Cutler as our new sole director and officer in April 2005 we recommenced activities and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Consequently we did incur certain expenses in the three months ended December 31, 2005.

         General and Administrative Expenses. In the three months ended December 31, 2005 we incurred general and administrative expenses of $31,000 largely relating to director's and consultants' remuneration ($18,000) and professional fees and related overhead costs incurred in bringing our financial records and SEC filings up to date ($13,000). We incurred no general and administrative expenses for the three months ended December 31, 2004 as we had no activities in the period.

         Loss on Assignment for Benefit of Creditors. In the three months ended December 31, 2005 we incurred a loss of $20,000 on the assignment for the benefit of the creditors of Aspeon and CCI due to the payment of $20,000 to Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, for the benefit of Aspeon and CCI creditors.

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. The number of shares of our common stock to be issued to Mr. Cutler in respect of this investment has yet to be finalized.

         We incurred no profit / (loss) on the assignment for the benefit of creditors in the three months ended December 31, 2004 as we had no funds or activities in the period.

         Operating (Loss) In the three months ended December 31, 2005 we had an operating loss of $(51,000) compared no operating profit / (loss) in the three months ended December 31, 2004 due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (2,000) in the three months ended December 31, 2005 relating to interest on the loan made to us by our sole director. There was no net interest and other income / (expense) in the three months ended December 31, 2004 as we had no activities in the period

         Provision for Income Taxes. No provision for income taxes was required in the three months ended December 31, 2005 or the three months December 31, 2004 as we generated tax losses in the three months ended December 31, 2005 and had no taxable income in the three months ended December 31, 2004.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(53,000) for the three months ended December 31, 2005 compared to no net profit / (loss) for the three months ended December 31, 2004 due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for the three months ended December 31, 2005 while we had no comprehensive profit / (loss) or net profit / (loss) for the three months ended December 31, 2004.

Results of Operations - Six Months Ended December 31, 2005 Compared to the Six Months Ended December 31, 2004

         Following the termination of the last of our operating businesses at December 31, 2003, the transfer of the last of our assets to the trustee for the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 and the closure of our final bank account in March 2004, we had no revenue or expense in the six months ended December 31, 2004.

         With the appointment of David J Cutler as our new sole director and officer in April 2005 we recommenced activities and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, winning the outstanding law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Consequently we did incur certain expenses in the six months ended December 31, 2005.

         General and Administrative Expenses. In the six months ended December 31, 2005 we incurred general and administrative expenses of $62,000 largely relating to director's and consultants' remuneration ($37,000) and professional fees and related overhead costs incurred in bringing our financial records and SEC filings up to date ($25,000). We incurred no general and administrative expenses for the six months ended December 31, 2004 as we had no activities in the period.

         Loss on Assignment for Benefit of Creditors. In the six months ended December 31, 2005 we incurred a loss of $20,000 on the assignment for the benefit of the creditors of Aspeon and CCI due to the payment of $20,000 to Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, for the benefit of Aspeon and CCI creditors.

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the six months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the six months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. The number of shares of our common stock to be issued to Mr. Cutler in respect of this investment has yet to be finalized.

         We incurred no profit / (loss) on the assignment for the benefit of creditors in the six months ended December 31, 2004 as we had no funds or activities in the period.

         Operating (Loss) In the six months ended December 31, 2005 we had an operating loss of $(82,000) compared no operating profit / (loss) in the six months ended December 31, 2004 due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (5,000) in the six months ended December 31, 2005 relating to interest on the loan made to us by our sole director. There was no net interest and other income / (expense) in the six months ended December 31, 2004 as we had no activities in the period

         Provision for Income Taxes. No provision for income taxes was required in the six months ended December 31, 2005 or the six months December 31, 2004 as we generated tax losses in the six months ended December 31, 2005 and had no taxable income in the six months ended December 31, 2004.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(86,000) for the six months ended December 31, 2005 compared to no net profit / (loss) for the six months ended December 31, 2004 due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for the six months ended December 31, 2005 while we had no comprehensive profit / (loss) or net profit / (loss) for the six months ended December 31, 2004.

Cash Flow Information

         During the six months ended December 31, 2004 we had no cash balance or bank account and consequently no movements in cash flow.

         We reopened a bank account during the last quarter of the fiscal year ended June 30, 2005 and consequently had a bank account and movements in cash flow during the six months ended December 31, 2005.

         Net cash (used in) operations in the six months ended December 31, 2005 was $(70,000) compared to no movement in net cash provided by / (used in) operations in the six months ended December 31, 2004. In the six months ended December 31, 2005 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(86,000). This was partially offset by a positive cash flow of $16,000 generated from the net movement in our operating assets and liabilities.

         No cash was provided by / (used in) investing activities in the six months ended December 31, 2005 or 2004 as we had no investments to sell and no available cash to purchase investments.

         Net cash was provided by financing activities in the six months ended December 31, 2005 was $50,000 compared to no net cash provided by / (used in) investing activities in the six months ended December 31, 2004. In the six months ended December 31, 2005 we received $50,000 by way of loan from David J Cutler, our sole director and officer.

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

After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the appeal was heard by the United States District Court of Appeal for the 9th Circuit on February 8, 2006. We have been advised that it may be several months before the Court's decision is announced.

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


On December 9, 2005 we filed a report on Form 8-K/A in respect of the appointment of Larry O'Donnell CPA PC as our independent accountant.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ASPEON, INC,
                                    (Registrant)




Date: February 15, 2005             /s/     David J. Cutler

                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.