Form 10QSB
period 2006-03-31
ASPEON INC
filed 2006-05-15
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                   52-1945748
         --------                                   ----------
(State or other jurisdiction of                     (IRS Employer Identification
   incorporation or organization)                   No.)

           2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211
           -----------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

              Class                                   Outstanding May 12, 2006
              -----                                   ------------------------
Common Stock, $ 0.01 par value                          9,436,225 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]


                                      INDEX

                                  ASPEON, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                       PAGE

Consolidated Balance Sheet - March 31, 2006.                                      3

Consolidated Statements of Operations - Three Months and Nine Months ended        4
March 31, 2006 and 2005.

Consolidated Statement of Cash Flows - Nine Months ended March 31, 2006           5
and 2005.

Notes to Consolidated Financial Statements.                                       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                    20

Item 3.  Controls and Procedures.                                                35



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                      35
Item 2.  Changes in Securities.                                                  36
Item 3.  Defaults on Senior Securities.                                          36
Item 4.  Submission of Matters to a Vote of Security Holders.                    36
Item 5.  Other Information.                                                      36
Item 6.  Exhibits and Reports on Form 8-K.                                       36

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                     Aspeon, Inc.
                              Consolidated Balance Sheet
                                     (Unaudited)




                                                                                                  March 31,
                                                                                                    2006
                                                                                             ------------------
ASSETS

Current Assets
      Cash & Cash Equivalents                                                                $               7
      Other Receivables                                                                                 49,153
      Prepaid Expenses                                                                                     188

                                                                                             ------------------
                   Total Current Assets                                                                 49,348

Fixed Assets                                                                                                 0

Other Assets                                                                                                 0

                                                                                             ------------------
TOTAL ASSETS                                                                                 $          49,348
                                                                                             ==================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts Payable                                                                       $       6,808,889
      Unearned Income & Customer Deposits                                                              236,128
      Accrued Expenses                                                                                 577,277
      Notes Payable                                                                                    296,806
      Deferred Earnouts                                                                                208,195

                                                                                             ------------------
                   Total Current Liabilities                                                         8,127,295

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                                 0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225                           94,361
      shares issued and outstanding.
      Additional Paid In Capital                                                                    84,938,361
      Treasury Stock                                                                                   (60,000)
      Accumulated Deficit                                                                          (93,050,669)
                                                                                             ------------------
                   Total Stockholders' Deficit                                                      (8,077,947)

                                                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $          49,348
                                                                                             ==================

             See accompanying Notes to Consolidated Financial Statements.


                                             Aspeon, Inc.
                                Consolidated Statements of Operations
                                              (Unaudited)


                                                           Three Months Ended                     Nine Months Ended
                                                              March 31,                              March 31,
                                                         2006              2005                2006                2005
                                                   ---------------    --------------     ----------------   ----------------

Operating Expenses

      General & Administrative Expenses                    22,176            11,169               83,707             11,169

      Loss on Assignment For Benefit of Creditors               0                 0               20,000                  0

                                                   ---------------    --------------     ----------------   ----------------
      Total Operating Expenses                            (22,176)          (11,169)            (103,707)           (11,169)

      Operating (Loss)                                    (22,176)          (11,169)            (103,707)           (11,169)

Interest and Other Income / (Expenses) Net                 (2,891)               (3)              (7,485)                (3)

                                                   ---------------    --------------     ----------------   ----------------
(Loss) before Income Taxes                                (25,067)          (11,172)            (111,192)           (11,172)

Provision for Income Taxes                                -                  -                   -                  -

                                                   ---------------    --------------     ----------------   ----------------
Net (Loss)                                         $      (25,067)    $     (11,172)     $      (111,192)   $       (11,172)
                                                   ===============    ==============     ================   ================

NET (LOSS) PER COMMON SHARE

      Basic & Diluted                                      ($0.00)           ($0.00)              ($0.01)            ($0.00)
                                                   ===============    ==============     ================   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                 9,436,225          9,436,225           9,436,225          9,436,225
                                                   ===============    ==============     ================   ================

                     See accompanying Notes to Consolidated Financial Statements.

                                                   4


                                          Aspeon, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)


                                                                                            Nine Months Ended
                                                                                                 March 31,
                                                                                       2006                  2005
                                                                                 ----------------     -----------------

CASH FLOW (USED IN) OPERATING ACTIVITIES

NET  (LOSS)                                                                      $      (111,192)     $              0

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH                                                0                     0
(USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase)/Decrease in Other Receivables                                           (44,019)                    0
      (Increase)/Decrease in Prepaid Expenses                                                962                     0
      Increase/(Decrease) in Accounts Payable                                             46,363                     0
      Increase/(Decrease) in Accrued Expenses                                              7,485                     0

                                                                                 ----------------     -----------------
      Total Cash Flow (used in) Operating Activities                                    (100,401)                    0

CASH FLOW FROM INVESTING ACTIVITIES                                                            0                     0

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in) Investing Activities                             0                     0

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                                        80,408                     0

                                                                                 ----------------     -----------------
      Total Cash Flow provided by Financing Activities                                    80,408                     0

(DECREASE) IN CASH & CASH EQUIVALENTS                                            $       (19,993)     $              0
                                                                                 ================     =================

Cash and Cash Equivalents at the beginning of the period                         $        20,000      $              0
                                                                                 ================     =================

Cash and Cash Equivalents at the end of the period                               $             7      $              0
                                                                                 ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest                                                           $             0      $              0
                                                                                 ----------------     -----------------

Cash paid for income tax                                                         $             0      $              0
                                                                                 ----------------     -----------------


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

         Effective June 30, 2003 we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice on February 23, 2006. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

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

         In April 2005, we appointed David J Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         On February 23, 2006 the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice of the law suit brought against us by certain of our shareholders. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

         Effective March 13, 2006, David Cutler, at that time our sole director and officer, appointed Wesley F Whiting and Redgie Green as new, non executive directors to join him on our board of directors.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2006. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2005 filed with the SEC.

Note. 3           Liquidity

         As of March 31, 2006, we had $7 cash on hand, $49,000 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

            We believe that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's decision. However, there is no assurance that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's decision and if they are exhausted there are no further funds to defend the suit and we would have no alternative but to file for bankruptcy. Moreover, if we were to lose an appeal against the Court's decision it is unlikely that the proceeds from the Directors' and Officers' insurance policy would be sufficient to cover any damages assessed and again we would have no alternative but to file for bankruptcy. In the meantime, it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders until the law suit has finally be settled on a basis that is satisfactory to us.

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

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months and nine months ended March 31, 2006 and 2005 our net (loss) was identical to our comprehensive (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three months and nine months ended March 31, 2006 and 2005 as we had no stock options or warrants outstanding during the three months and nine months ended March 31, 2006 while in the three months and nine months ended March 31, 2005 our share price was less than the exercise price of all outstanding stock options and there were no warrants outstanding.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the three months and nine months ended March 31, 2006 and 2005 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

Note. 7           Notes Payable

         As at March 31, 2006 the balance of notes payable included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of the note payable as at March 31, 2006.

            The remainder of the balance of notes payable represents a loan to us of $169,000 by David J Cutler, our Chief Executive Officer and one of our directors. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

Note. 8  Stockholders' Equity

Common Stock

         There was no issue of common stock in the three months and nine months ended March 31, 2006 or 2005.

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

            Stock options issued and outstanding during the nine months ending March 31, 2006 and 2005 were as follows:


                                                           NINE MONTHS ENDED MARCH 31
                                                        2006                              2005

                                                                WEIGHTED                       WEIGHTED
                                                                AVERAGE                         AVERAGE
                                               OPTIONS       EXERCISE PRICE      OPTIONS     EXERCISE PRICE
FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:

Options outstanding beginning of
period................                            --               --             850,000         $0.063
  Granted..........................               --               --                --               --
  Exercised........................               --               --                --               --                  --
  Canceled.........................               --               --                --               --
                                              -----------       -------         ----------      ----------
Options outstanding................               0             $0.000            850,000         $0.063
                                              ===========       =======         ==========      ==========
Options exercisable................               0             $0.000            766,667         $0.063
                                              ===========       =======         ==========      ==========


            All stock options outstanding at March 31, 2005 were cancelled with the resignation of Richard P Stack as our sole director and officer in April 2005.

Warrants

         We had no warrants issued or outstanding during the three months and nine months ended March 31, 2006 or 2005.

Note. 9  Treasury Stock

         In connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock, valued at $60,000, were cancelled

Note. 10 Related Party Transactions

         On April 22, 2005 our sole director, David J Cutler, entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. The number of shares of our common stock to be issued to Mr. Cutler in respect of this investment has yet to be finalized

            During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note.11  Commitments

Litigation

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice on February 23, 2006. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

         At present we believe that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet any further the legal cost incurred in defending any further appeal that may be filed in respect of this law suit. However, there is no assurance that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending the further appeal that may be filed in respect of this law suit and if they are exhausted there are no further funds to defend the suit and we would have no alternative but to file for bankruptcy. Moreover, if we were to lose the law suit on an appeal it is unlikely that the proceeds from the Directors' and Officers' insurance policy would be sufficient to cover any damages assessed and again we would have no alternative but to file for bankruptcy

Guarantee

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

None.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

OVERVIEW

         Effective June 30, 2003 we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

         In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice on February 23, 2006. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

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

         In April 2005, we appointed David J Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

         During the fiscal year ended June 30, 2005, our sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         On February 23, 2006 the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice of the law suit brought against us by certain of our shareholders. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

         Effective March 13, 2006, David Cutler, at that time our sole director and officer, appointed Wesley F Whiting and Redgie Green as new, non executive directors to join him on our board of directors.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2006, we had $7 cash on hand, $49,000 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

            We believe that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's decision. However, there is no assurance that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's decision and if they are exhausted there are no further funds to defend the suit and we would have no alternative but to file for bankruptcy. Moreover, if we were to lose an appeal against the Court's decision it is unlikely that the proceeds from the Directors' and Officers' insurance policy would be sufficient to cover any damages assessed and again we would have no alternative but to file for bankruptcy. In the meantime, it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders until the law suit has finally be settled on a basis that is satisfactory to us.

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

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance Mr. Cutler will continue to provide us with further funding in the future.

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

Results of Operations - Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

         We terminated the last of our operating businesses at December 31, 2003, transferred the last of our assets to the trustee for the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 and closed of our final bank account in March 2004. Consequently we had no activities for the period July 1, 2004 though December 21, 2004.

         In April 2005 David J Cutler was appointed as our new sole director and officer and we recommenced activities and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

          Consequently during the quarter to March 31, 2005, immediately prior to Mr. Cutler's appointment as our sole director and officer, we incurred certain expenditures in preparing for Mr. Cutler's appointment.

         General and Administrative Expenses. In the three months ended March 31, 2006 we incurred general and administrative expenses of $22,000 compared to general and administrative expenses of $11,000 in the three months ended March 31, 2005, a variance of $11,000, or 100%. General and administrative expenses in the three months ended March 31, 2006 largely related to director's and consultants' remuneration ($18,000) and professional fees and related overhead costs incurred in bringing our financial records and SEC filings up to date ($4,000). During the three months ended March 31, 2005 general and administrative expenses were $11,000 relating to directors remuneration and contract labor ($5,000) and general and administrative overhead costs ($6,000) incurred in evaluating the possibility of bringing our financial records and SEC filings up to date.

         Operating (Loss) In the three months ended March 31, 2006 we had an operating loss of $(22,000) compared to operating loss in the three months ended March 31, 2005 of $(11,000), a variance of $11,000, or 100%, due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (3,000) in the three months ended March 31, 2006 relating to interest on the loan made to us by one of our directors. There was net interest and other income / (expense) of $(3) in the three months ended March 31, 2005 as no loan interest had accrued on the loan provided to us by one of our directors at that stage.

         Provision for Income Taxes. No provision for income taxes was required in the three months ended March 31, 2006 or 2005 as we generated tax losses in both periods.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(25,000) for the three months ended March 31, 2006 compared to a net loss of $(11,000) for the three months ended March 31, 2005, a variance of $14,000, or more than 100%, due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for the three months ended March 31, 2006 and 2005.

Results of Operations - Nine Months Ended March 31, 2006 Compared to the Nine Months Ended March 31, 2005

         We terminated the last of our operating businesses at December 31, 2003, transferred the last of our assets to the trustee for the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004 and closed of our final bank account in March 2004. Consequently we had no activities what so ever for the period July 1, 2004 though December 21, 2004.

         In April 2005 David J Cutler was appointed as our new sole director and officer and we recommenced activities and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

         Consequently during the quarter to March 31, 2005, immediately prior to Mr. Cutler's appointment as our sole director and officer, we incurred certain expenditures in preparing for Mr. Cutler's appointment.

         General and Administrative Expenses. In the nine months ended March 31, 2006 we incurred general and administrative expenses of $84,000, compared to general and administrative expenses of $11,000 in the nine months ended March 31, 2005, a variance of $73,000, or more than 100%. General and administrative expenses in the nine months ended March 31, 2065 related largely to director's and consultants' remuneration ($55,000) and professional fees and related overhead costs incurred in bringing our financial records and SEC filings up to date ($29,000). In the nine months ended March 31, 2005, there were no activities at all in the six months ended December 31, 2005 following the termination of all of our operating activities in December 31, 2003, while in the remaining three months ended March 31, 2005 we incurred $11,000 of general and administrative expenses relating to director's remuneration and contract labor ($5,000) and general and administrative overhead costs ($6,000) incurred in evaluating the possibility of bringing our financial records and SEC filings up to date.

     Loss on Assignment for Benefit of Creditors. . In the nine months ended March 31, 2006 we incurred a loss of $20,000 on the assignment for the benefit of the creditors of Aspeon and CCI due to the payment of $20,000 to Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, for the benefit of Aspeon and CCI creditors.

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

         We incurred no profit / (loss) on the assignment for the benefit of creditors in the nine months ended March 31, 2005 as no payments were made for the benefit of our creditors during the period.

         Operating (Loss) In the nine months ended March 31, 2006 we had an operating loss of $(104,000) compared an operating loss of $(11,000) for the nine months ended March 31, 2005, a variance of $93,000, or more than 100%, due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (7,000) in the nine months ended March 31, 2006 relating to interest on the loan made to us by one of our directors. There was net interest and other (expense) of just $ (3) in the nine months ended March 31, 2005 as no loan interest had accrued on the loan provided to us by one of our directors at that stage.

         Provision for Income Taxes. No provision for income taxes was required in the nine months ended March 31, 2006 or 2005 as we generated tax losses in both periods.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(111,000) for the nine months ended March 31, 2006 compared to a net loss of $(11,000) for the nine months ended March 31, 2005, a variance of $100,000, or more than 100%, due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for the nine months ended March 31, 2006 and 2005.

Cash Flow Information

     During the nine months ended March 31, 2005 we had no cash balance or bank account and consequently no movements in cash flow.

         We reopened a bank account during the last quarter of the fiscal year ended June 30, 2005 and consequently had a bank account and movements in cash flow during the nine months ended March 31, 2006.

         Net cash (used in) operations in the nine months ended March 31, 2006 was $(100,000) compared to no movement in net cash provided by / (used in) operations in the nine months ended March 31, 2005. In the nine months ended March 31, 2006 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(111,000). This was partially offset by a positive cash flow of $11,000 generated from the net movement in our operating assets and liabilities.

         No cash was provided by / (used in) investing activities in the nine months ended March 31, 2006 or 2005 as we had no investments to sell and no available cash to purchase investments.

         Net cash was provided by financing activities in the nine months ended March 31, 2006 was $80,000 compared to no net cash provided by / (used in) investing activities in the nine months ended March 31, 2005. In the nine months ended March 31, 2006 we received $80,000 by way of loan from David J Cutler, one of our directors and our sole officer.

PLANNED OPERATIONS

         Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses, seek a listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such series of transactions has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

            In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. We do not believe that the adoption of SFAS No. 123( R ) will have a material impact on our financial conditions or results of operation

         In March 2005, the FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations". In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. We do not believe that the adoption of FIN 47 will have a material impact on our financial conditions or results of operation.

            In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No.20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that the adoption of FASB Statement No. 154 will have a material impact on our financial conditions or results of operation.

            In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We do not believe that the adoption of FASB Statement No. 155 will have a material impact on our financial conditions or results of operation

            In March 2006,  the Financial  Accounting  Standards  Board (`FASB')
issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, that accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments Is the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We do not believe that the adoption of FASB Statement No. 156 will have a material impact on our financial conditions or results of operation.

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

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings

         On February 23, 2006 the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice of a consolidated, putative class action lawsuit alleging securities violations by us, Richard M. Stack, our former CEO, and Horace M. Hertz, our former CFO. The lawsuit was originally filed on October 11, 2001 in the United States District Court for the Central District of California, alleging that our Form 10-Q financial statements for quarters ended September 30, 1999, December 31, 1999 and March 31, 2000 were false and misleading. Since the inception of the lawsuit, we have maintained that we considered the lawsuit to be without merit, and that we intended to vigorously defend against the claims.

         In concluding that we, Mr. Stack, and Mr. Hertz had been sued in error and in affirming the lower court's dismissal of the lawsuit, on February 23, 2006, the Ninth Circuit found that "[t] he totality of [plaintiff's] allegations are insufficient under the heightened pleading standard of the [Private Securities Litigation Reform Act of 1995] to raise a strong inference that Defendants acted with deliberate or conscious recklessness in issuing the financial statements."

         This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

            Effective June 30, 2003 we made the decision to discontinue all of its remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with its outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

            We currently have no assets or ongoing source of income but believe that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's decision. However, there is no assurance that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's decision and if they are exhausted there are no further funds to defend the suit and we would have no alternative but to file for bankruptcy. Moreover, if we were to lose an appeal against the Court's decision it is unlikely that the proceeds from the Directors' and Officers' insurance policy would be sufficient to cover any damages assessed and again we would have no alternative but to file for bankruptcy. In the meantime, it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of its common stock to create value for its shareholders until the law suit has finally be settled on a basis that is satisfactory to us.

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

On March 16, 2006 we filed a report on Form 8-K announcing the appointment of two new, non-executive directors.

On March 28, 2006 we filed a report on Form 8-K reporting the decision of the United States Court of Appeals for the Ninth Circuit in respect of the law suit brought against us by certain of our shareholders.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ASPEON, INC,
                                    (Registrant)




Date: May 12, 2005                  /s/     David J. Cutler
                                    -------------------------------------

                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.