Form 10KSB
period 2001-06-30
ASPEON INC
filed 2006-08-29
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2001.

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

                       2460 WEST 26th AVENUE, SUITE 380-C
                             DENVER, COLORADO 80211
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (303) 380 9784
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [_]  No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

    The Registrant's revenues for its fiscal year ended June 30, 2001 were $61,110,500.

    The Registrant's revenues for its most recent fiscal year ended June 30, 2005 were $0.

    The aggregate market value of the voting common equity held by non-affiliates of the Registrant on August 25, 2006 was approximately $944 based upon the reported closing sale price of such shares on the Grey Sheets for that date. As of August 25, 2006, there were 20,000,000 shares outstanding of which 9,436,225 shares were held by non-affiliates. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons are deemed to be affiliates.

    Transitional Small Business Disclosure Format.  Yes [_]  No [X]

                                  ASPEON, INC.

                        2001 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

 ITEM                              DESCRIPTION                              PAGE
 ----                              -----------                              ----

Item 1.   Description of Business..............................................4

Item 2.   Description of Properties...........................................13

Item 3.   Legal Proceedings...................................................15

Item 4.   Submission of Matters to a Vote of Security Holders.................16

Item 5.   Market for Common Equity and Related Stockholder Matters............17

Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................19

Item 7.   Financial Statements................................................45

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................46

Item 8a.  Controls and Procedures.............................................46

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act...................47

Item 10.  Executive Compensation..............................................51

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management..........................................................54

Item 12.  Certain Relationships and Related Transactions......................56

Item 13.  Exhibits and Reports on Form 8-K....................................57

Item 14.  Principal Accountant Fees and Services..............................60

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

As part of our efforts to streamline our operations, during fiscal 2001 we merged the business of Javelin Asia into Javelin Australia and renamed Javelin Australia as Aspeon Systems (Asia Pacific) Pty Ltd and we merged the operations of Monument into those of RCS.

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

On March 19, 2001 we retained BDO Seidman, LLP ("BDO") as our independent auditing firm. However, as PWC, our previous independent auditors, refused to allow BDO access to PWC's prior year work papers, BDO was unable to complete an audit of our financial statements for later periods at that time.

During fiscal 2001, despite our efforts to return to profitability and the sale of certain of our subsidiaries, we continued to generate significant losses, to be in default of certain covenants under the terms of our Preferred Stock, to be delinquent in the payment of various trade payables and had been unable to replace our line of credit which had been repaid in full during the course of the year. While we had appointed new auditors, we were unable to generate audited financial accounts due to the lack of cooperation from our previous auditors and consequently were unable to comply with the listing requirements of either Nasdaq or the over the counter bulletin board. Our relegation to the Pink Sheets had serious adverse consequences for both the confidence of our customers or potential customers and our ability to attract new debt or equity financing. The lawsuits brought against us by certain of our shareholders diverted a significant amount of our management's time from our operations which were also severely effected by the collapse of the tech market in early 2001. Nevertheless we continued press ahead by attempting to return to profitability through further cost reductions, renegotiate the terms of our Preferred Stock, settle the outstanding shareholder litigation, evaluate strategic opportunities for our sale or the sale of certain of our subsidiaries and raise additional debt and, or, equity funding.

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

On April 22, 2005, our sole director, David J Cutler, entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

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

On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

PLANNED OPERATIONS

Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt or equity finance to meet our ongoing operating expenses, seek re-listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.


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

Investment Company Act 1940
---------------------------

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

EMPLOYEES

As of November 27, 2000 we had approximately 346 full time employees including 40 employed in sales and marketing, 273 employed in engineering, technical support and production, research and development and 33 employed in administrative and support staff. Unions represented none of our employees and we considered our employee relations to be good.

Effective June 30, 2003 we terminated all our remaining full time staff.

As of June 30, 2006, we had 1 part-time employee.

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting our future performance changed dramatically as a result of our decision to discontinue the last of our operating businesses effective June 30, 2003 and the transfer of our remaining assets to the trustee for the benefit of the creditors of Aspeon and CCI effective January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses, seek to be listed on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211 and we maintain two small storage units in Dana Point, California for our corporate records.

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

As reported in our 10-K for the financial year ended June 30, 2000:

Our executive offices, research and product development, warehousing and distribution facilities for POS Products were housed in a single leased industrial unit comprised of approximately 29,000 square feet located in Irvine, California. Under the terms of the lease, we paid rent of approximately $43,700 per month with predetermined monthly rent increases at annual intervals. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002. The lease expired in 2003 at which point we were arrears in the payment of certain rental payments under the terms of the lease and the outstanding liability in respect of this lease was recognized in our balance of accounts payable.

CCI leased an industrial unit that comprised of 33,000 square feet located in Earth City, Missouri, which served as a warehousing, staging and deployment facility for the Solutions Services business. This unit also housed sales and administrative staff. CCI paid rent of approximately $17,800 per month with predetermined monthly rent increases at annual intervals. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002. The lease expired in 2003 at which point we were arrears in the payment of certain rental payments under the terms of the lease and the outstanding liability in respect of this lease was recognized in our balance of accounts payable.

Aspeon Solutions leased office space comprised of 21,350 square feet located in King of Prussia, Pennsylvania, which contained a data center and office space for employees providing ASP Services. This space also housed sales, administrative and professional services staff. We paid rent of approximately $43,200 per month with predetermined monthly rent increases at annual intervals. The lease was due to expire in 2007. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002. Aspeon Solutions ceased trading in June 2002 after which no further rent payments were made in respect of this lease and the entire outstanding liability in respect of this lease was recognized in our balance of accounts payable.

Aspeon Solutions leased office space comprising approximately 15,000 square feet located in Beverly, Massachusetts that contained space for the build out of an additional data center, if required. This space also housed sales, administrative and professional services staff for the ASP Services business. We paid rent of approximately $20,300 per month with predetermined monthly rent increases at annual intervals. The lease was due to expire in 2005. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002. Aspeon Solutions ceased trading in June 2002 after which no further rent payments were made in respect of this lease and the entire outstanding liability in respect of this lease was recognized in our balance of accounts payable

Aspeon Solutions Danvers, Massachusetts facility housed a data center and certain network technicians for the ASP Services business. The company paid rent of approximately $5,200 per month for 2,500 square feet. The lease expired in 2002. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002 and there is no outstanding liability in respect of this lease

We leased office space comprised of approximately 3,000 square feet in Padworth, Reading, UK for Solutions Services which contained a project and sales office for Jade and a sales office for Teneo. We paid rent of approximately $4,600 per month. The lease expired in 2004. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002 and we ceased to be responsible for this lease with the sale of RGB in March 2002.

We leased warehouse space comprising approximately 10,000 square feet in Middleton, Manchester UK which contained a distribution and warehousing function for the Solutions Services business. We paid rent of approximately $4,900 per month. The lease expired in 2001 and was subsequently further extended. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002 and we ceased to be responsible for this lease with the sale of RGB in March 2002.

We leased office and warehouse space in Warrington, Cheshire UK comprising approximately 7,200 square feet to support sales, administration, and warehousing activities for the Solutions Services business. We paid rent of approximately $4,500 per month. The lease expired in 2001 and was subsequently extended to September 2003. All rental payments in respect of this lease were made as scheduled during our fiscal years ended June 30, 2001 and 2002. Aspeon, Inc. provided a guaranty in respect of this lease that was to be released on its sale of RGB in March 2002 and in respect of which it was indemnified by the purchasers of RGB. Aspeon, Inc.'s potential contingent liability in respect of this lease ended in September 2003 with the expiration of the lease.

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

In March 2005 we entered into a three month lease for a 300 square foot executive office suite in Laguna Hills, California at $1,150 per month to facilitate bringing our financial statements and SEC filings up to date. This lease was terminated in September 2005.

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

In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

Last Reported Price. On August 25, 2006, the last reported bid price of our shares of common stock reported on the Grey Sheets was $0.0001 per share.

Holders. There were 92 holders of record as of November 27, 2000; however, we believed the number of beneficial holders of our shares of common stock to be in excess of 600.

As of June 30, 2006 there were 347 holders of record of shares of our common stock. We believe that we have approximately 2,000 beneficial owners of shares of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. Mountain Share Transfer's telephone number is 303-460-1149.

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

Sale  of  Unregistered   Securities  --  details  concerning  the  sale  of  any
unregistered securities during the period are set out in Note 15. Stockholders' Deficit of our Financial Statements on page 89 below.

Stock Incentive Plans -- details concerning the activities and status of our stock incentive plans during the period are set out in Note 15. Stockholders' Deficit of our Financial Statements on page 89 below.

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

As part of our efforts to streamline our operations, during fiscal 2001 we merged the business of Javelin Asia into Javelin Australia and renamed Javelin Australia as Aspeon Systems (Asia Pacific) Pty Ltd and we merged the operations of Monument into those of RCS.

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

On March 19, 2001 we retained BDO Seidman, LLP ("BDO") as our independent auditing firm. However, as PWC, our previous independent auditors, refused to allow BDO access to PWC's prior year work papers, BDO was unable to complete an audit of our financial statements for later periods at that time.

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

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

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

On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

PLAN OF OPERATION

Our plan of operations is to negotiate satisfactory settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001,  we had  $1,179,100  cash and cash  equivalents  on hand, a
working  capital   deficit  of  $15,675,800  and  a  shareholders'   deficit  of
$5,385,700.

As of March 31, 2006, we had $7 cash on hand, $49,000 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question

We sustained significant losses during the years ended June 30, 2001 and 2000 and had experienced negative cash flows from operations since our inception.

In  October   2000,   we  received  a  notice  of  default  from  our  Preferred
Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 83 below). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us which alleged violations of the federal securities laws (Note 13 see page 85 below), and our ability to raise funds from additional debt and, or, equity. We had reduced our workforce and planed to further reduce expenditures. we believed that such reductions, the securing of a new working capital borrowing facility, together with funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 83 below. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, management intended to obtain additional debt or private equity financing. There could be no assurance that additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

Subsequently we were unable to improve the profitability or cash generation of our operations or to obtain additional debt or equity. During the years ended June 30, 2002 and 2003 we had no alternative but to sell or close down our remaining operating businesses leaving a substantial short fall to our creditors.

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

We believe that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's latest decision. However, there is no assurance that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the legal cost incurred in defending any further appeal against the Court's decision and if they are exhausted there are no further funds to defend the suit and we would have no alternative but to file for bankruptcy. Moreover, if we were to lose an appeal against the Court's decision it is unlikely that the proceeds from the Directors' and Officers' insurance policy would be sufficient to cover any damages assessed and again we would have no alternative but to file for bankruptcy. In the meantime, it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders until there is no doubt that the law suit has finally be settled on a basis that is satisfactory to us.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed.

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

Our significant accounting policies are described in Note 1 to our Financial Statements on page 60 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note 13 of our Financial Statements on page 85 below.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2000

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

Consequently from January 1, 2004 we had no assets, no operating business or other sources of income.

Revenue.

Revenue for the fiscal year ended June 30, 2001 was $61,110,000 compared to $81,045,000 for the fiscal year ended June 30, 2000, a decrease of $19,935,000 or 24.6%. Our mix of products and services sold was largely unchanged between the fiscal years ended June 30, 2001 and 2000. The sale of products represented 66.9% of our total revenue in the fiscal year ended June 30, 2001 compared to 67.7% the fiscal year ended June 30, 2000, a decrease of 0.8%. Conversely the sale of services represented 33.1% of our total revenues in the fiscal year ended June 30, 2001 compared to 32.3% the fiscal year ended June 30, 2000, an increase of 0.8%. The revenue for products sold for the fiscal year ended June 30, 2001 was $40,884,000 compared to $54,902,000 for the fiscal year ended June 30, 2000, a decrease of $14,018,000 or 25.5%. The revenue for services provided for the fiscal year ended June 30, 2001 was $20,227,000 compared to $26,143,000 for the fiscal year ended June 30, 2000, a decrease of $5,916,000 or 22.6%

The decease in revenues was due to the industry wide slowdown in POS hardware sales and technology spending as a whole, together with the uncertainty and loss of confidence in the marketplace in our abilities to support our products arising from the restatement of our financial results, the law suit brought against us by certain of our shareholders, the resignation of our auditors, our de-listing from Nasdaq and our weakened financial position.

Cost of Sales

Cost of sales for the fiscal year ended June 30, 2001 was $55,362,000 compared to $61,274,000 for the fiscal year ended June 30, 2000, a decrease of $5,912,000 or 9.7%. The cost of sales for products sold for the fiscal year ended June 30, 2001 was $38,811,000 compared to $40,974,000 for the fiscal year ended June 30, 2000, a decrease of $2,163,000 or 5.3% compared to the 25.5% decrease in revenue from the sale of products as set out above. This increase of cost of sales as a percentage of revenue for products sold was attributable to the overall decease in the number of POS units sold through the Javelin division, higher manufacturing costs and an increase in inventory reserves of approximately $1.3 million due to change in the product line we offered that required increasing inventory reserves on our inventory of parts for the product lines to be discontinued. The cost of services provided for the fiscal year ended June 30, 2001 was $16,551,000 compared to $20,300,000 for the fiscal year ended June 30, 2000, a decrease of $3,749,000 or 18.5% compared to the 22.6% decrease in revenue from the provision of services as set out above. Cost of sales as a percentage of revenue from services provided increased during fiscal 2001 as we entered into a one significant contract with low margins in 2000 and had a major impact on margins in 2001 and our revenue fell by more than we were able to reduce our fixed costs of sales for services.

Gross Profit

Gross profit for the fiscal year ended June 30, 2001 was $5,748,000, or 9.4% of revenue, compared to $19,771,000, or 24.4% of revenue, for the fiscal year ended June 30, 2000. The gross profit on the sale of products was $2,072,200, or 5.1% of revenue, for the fiscal year ended June 30, 2001 compared to $13,929,000, or 25.4% of revenue, for the fiscal year ended June 30, 2000. The gross profit on the provision of services was $3,676,000, or 18.2% of revenue, for the fiscal year ended June 30, 2001 compared to $5,843,000, or 22.4% of revenue, for the fiscal year ended June 30, 2000. The reasons for these variances in gross profit are set out above.

Research and Development Expenses

Research and development expenses for the fiscal year ended June 30, 2001 were $1,285,000, compared to $1,968,000 for the fiscal year ended June 30, 2000, a decrease of $683,000, or 34.7%. As a percentage of total revenues, research and development expenses amounted to 2.1% and 2.4% for the fiscal years ended June 30, 2001 and 2000 respectively. The variance relates primarily to additional development costs and activities relating to the design of new products in the fiscal year ended June 30, 2000.

General and Administrative Expenses.

General and administrative expenses for the fiscal year ended June 30, 2001 were $25,684,000 compared to $19,190,000 for the fiscal year ended June 30, 2000, an increase of $6,494,000, or 33.8%. As a percentage of total revenues, general and administrative expenses amounted to 42% and 23.7% for the fiscal years ended June 30, 2001 and 2000 respectively. This increase was primarily due to an increase in overhead expenses associated with ASP services of $4.8 million, the full year impact of goodwill amortization associated with fiscal 1999 and 2000 acquisitions, severance costs associated with the termination of certain management, higher legal and accounting fees incurred in connection with the Company's fiscal 2000 audit and pending litigation (Note 13 - page 85 below), an increase in reserves for doubtful accounts of $1.0 million, approximately $750,000 of which related to the ASP services business portion which was disposed of in March 2001, and the $229,000 loss incurred on the sale of Aspact (Note 3 - page 77 below).

Selling and Marketing Expenses

Selling and marketing expenses for the fiscal year ended June 30, 2001 were $6,623,000, compared to $8,397,000 for the fiscal year ended June 30, 2000, a decrease of $1,774,000, or 21.1%. As a percentage of total revenues, selling and marketing expenses amounted to 10.8% and 10.4% for the fiscal years ended June 30, 2001 and 2000 respectively. The variance relates primarily to cost reduction programs introduced by us during the fiscal year ended June 30, 2001 to conserve cash and attempt to achieve profitability.

Impairment Charge

An impairment charge of $23,331,000 was recognized in the fiscal year ended June 30, 2001 in respect of the goodwill write off of RCS, DTI and Monument and other intangible assets. No impairment charge was recognized in the fiscal year ended June 30, 2000.

Operating Loss.

An operating loss of $(51,175,000) was recognized in the fiscal year ending June 30, 2001 compared to an operating loss of $(9,783,000) for the fiscal year ended June 30, 2000, an increase of $(41,392,000) or more than 100%, due to the factors discussed above.

Interest Expense

Interest expense for the fiscal year ended June 30, 2001 were $2,298,000, compared to $808,000 for the fiscal year ended June 30, 2000, an increase of $1,490,000, or more than 100%. This decrease was primarily due to the accrual of interest relating to our mandatory redeemable preferred stock.

Interest Income

Interest income for the fiscal year ended June 30, 2001 were $263,000, compared to $423,000 for the fiscal year ended June 30, 2000, a decrease of $160,000, or 37.8%. The decrease was due to the fact that we had substantially lower balances of cash, cash equivalents and investments in 2001 as compared to 2000 on which to earn interest income due to our deteriorating profitability and cash flow over the period.

Other Income

Other income for the fiscal year ended June 30, 2001 were $809,000, compared to other losses of $(82,000) for the fiscal year ended June 30, 2000, a variance of $891,000, or more than 100%. This variance was primarily due to the gain on the sale of Teneo and certain assets of DTI.

Provision for Income Taxes.

The provision for income taxes for the fiscal year ended June 30, 2001 were $(159,000), compared to a credit of $950,000 for the fiscal year ended June 30, 2000, a variance of $1,109,000, or more than 100%. The liability in 2001 arose from the profit on sale of certain of our businesses and assets that we were not able to offset against our brought forward tax losses. The credit in 2000 reflected the impact of tax losses generated in the year.

Net Loss Before Cumulative Effect of Accounting Change.

A net loss before the cumulative effect of accounting change of $(52,561,000) was recognized in the fiscal year ending June 30, 2001 compared to a net loss before the cumulative effect of accounting change of $(9,301,000) for the fiscal year ended June 30, 2000, an increase of $(43,260,000) or more than 100% due to the factors discussed above.

Cumulative Effect of Accounting Change

A cumulative effect of accounting change of $818,000 was recognized in the fiscal year ended June 30, 2001 in respect of the adoption of SFAS No. 133 (see
Note 1 - page 63 below). No cumulative effect of accounting change was recognized in the fiscal year ended June 30, 2000.

Net Loss After Cumulative Effect of Accounting Change and Comprehensive Loss..

The comprehensive loss for the fiscal year ended June 30, 2001 was $52,378,000 compared to the net loss after the cumulative effect of accounting change of $51,743,000, a difference of $635,000 or 12.27%. The comprehensive loss for the fiscal year ended June 30, 2000 was $10,197,000 compared to the net loss of $9,301,000 a difference of $896,000 or 9.6%. In both years the variance related primarily to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom and unrealized gains (losses) on available-for-sale securities.

Accretion of Manditorily Redeemable Preferred Stock Discount & Dividend

Accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend of $7,192,000 was recognized in the fiscal year ending June 30, 2001 compared to $6,091,000 for the fiscal year ended June 30, 2000, an increase of $(1,101,000) or 18.1% reflecting the fact that the manditorily redeemable preferred stock was issued in March 2000 and was therefore only outstanding for part of the fiscal year ended June 30, 2000 while it was outstanding for the whole of the year ended June 30 2001.

Net Loss Available to Common Stockholders.

A net loss available to common stockholders of $(58,935,000) was recognized in the fiscal year ending June 30, 2001 compared to $(15,392,000) for the fiscal year ended June 30, 2000, an increase of $(43,543,000) or more than 100% due to the factors discussed above.

CASH FLOW INFORMATION

As of June 30, 2001,  we had  $1,179,100  cash and cash  equivalents  on hand, a
working  capital   deficit  of  $15,676,000  and  a  shareholders'   deficit  of
$5,386,000.

As of March 31, 2006, we had $7 cash on hand, $49,000 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question

We sustained significant losses during the years ended June 30, 2001 and 2000 and had experienced negative cash flows from operations since our inception.

In  October   2000,   we  received  a  notice  of  default  from  our  Preferred
Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 83 below). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, the our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us, which alleged violations of the federal securities laws (Note 13 see page 85 below), and our ability to raise funds from additional debt and/or capital. We had reduced our workforce and planed to further reduce expenditures. We believed that such reductions, the securing of a new working capital borrowing facility, and funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 83 below. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, we intended to obtain additional debt or private equity financing. There could be no assurance that additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

Subsequently we were unable to improve the profitability or cash generation of our operations or to obtain additional debt or equity. During the years ended June 30, 2002 and 2003 we had no alternative but to sell or close down our remaining operating businesses leaving a substantial short fall to our creditors.

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

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,206.89 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed.

For the twelve months ended June 30, 2001, net cash used in operations was $(5,824,000) compared to $(2,070,000) net cash used in operations in the twelve months ended June 30, 2000, an increase of $3,754,000, or more than 100%. For the twelve months ended June 30, 2001 the net loss, adjusted for non -cash items, was $(17,329,000) compared to a the net loss, adjusted for non -cash items, of $(2,175,000) for the twelve months ended June 30, 2001, a variance of $15,154,000, or more than 100% due to the increased level of our operating losses for the reasons set out above. In the twelve months ended June 30, 2001 changes in operating assets and liabilities generated net cash of $11,506,000 as compared to changes in operating assets and liabilities for the twelve months ended June 30, 2000 which only generated net cash of $104,000, a variance of $11,402,000, or more than 100%. This variance in the changes in operating assets and liabilities was largely due to a $10,392,000 reduction in inventories in the fiscal year ended June 30, 2001.

Cash flow from investing activities was $744,000 for the twelve months ended June 30, 2001 compared to $(5,531,000) used in investing activities for the twelve months ended June 30, 2000, a difference of $6,275,000, or more than 100%. In the twelve months ended June 30, 2001 we generated $2,243,000 from the sale of fixed assets, the sale of investments and the net repayment on loans we had made to related parties, offset by expenditures of $1,500,000 on the purchase of fixed assets and payments for businesses we had purchased. This compared to the twelve months ended June 30, 2000 where we generated $6447,000 from the sale of investments but spent $7,954,000 on payments for businesses we had purchased, $3,329,000 on the purchase of fixed assets and $496,000 on advance under notes receivable to related parties.

Cash flow used in financing activities was $(2,569,000) for the twelve months ended June 30, 2001 compared to $11,130,000 generated by financing activities for the twelve months ended June 30, 2000, a difference of $13,699,000, or more than 100%. In the twelve months ended June 30, 2001 we used a net $(2,105,000) in repayment of our line of credit, notes payable and capital leases and a further $553,000 in the payment of preferred stock dividends. This compared to the twelve months ended June 30, 2000 where we generated $9,568,00 from the issue of preferred stock, $917,000 from the exercise of stock options and warrants and a net $645,000 under our line of credit, notes payable and capital leases.


ACCOUNTING PRONOUNCEMENTS

 In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission staff (the "staff"), which summarizes the staff's views on selected revenue recognition issues based upon existing generally accepted accounting principles. The statements in the staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Our adoption of SAB 101 did not have a material impact on our consolidated results of operations or financial position.

 In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on our consolidated results of operations or financial position.

In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The adoption of this EITF did not have a material impact on our consolidated results of operations or financial position.

On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142. ". The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our consolidated results of operations or financial position.

In June  2001,  the  FASB  approved  for  issuance  SFAS  143  Asset  Retirement
Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated results of operations or financial position.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations or financial position.


In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated results of operations or financial position.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, we elected to continue to apply the intrinsic value-based method of accounting, and have adopted the disclosure requirements of SFAS 123. We elected not to adopt the provisions of SFAS 148.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact our historical or present financial statements, as we have not created or acquired any variable interest entities, nor do we expect to in the future.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

In January, 2004 the Financial Accounting Standards Board (`the FASB') issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers'
disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. The initial application of SFAS No. 132R will have no impact on our financial statements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial conditions or results of operation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial conditions or results of operation.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial conditions or results of operation

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. . We do not believe that the adoption of SFAS No. 123( R ) will have a material impact on our financial conditions or results of operation

In March 2005, the FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations". In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. We do not believe that the adoption of FIN 47 will have a material impact on our financial conditions or results of operation.

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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We does not believe that the adoption of FASB Statement No. 155 will have a material impact on our financial conditions or results of operation

In March 2006, the Financial Accounting Standards Board (`FASB') issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, that accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments Is the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We do not believe that the adoption of FASB Statement No. 156 will have a material impact on our financial conditions or results of operation.

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

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity.

Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

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

On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.



                                  RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating our business and us.

The factors affecting our future performance changed dramatically as a result of the discontinuance of the last of our operating businesses effective June 30, 2003 and the transfer of all of our assets to a trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity to fund the settlements with creditors or meet our ongoing operating costs and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

As at March 31, 2006 we had outstanding liabilities of approximately $ 8.1 million due to creditors who were not eligible to be part of the assignment for the benefit of Aspeon and CCI creditors, or who elected not to participate in our assignment for the benefit of Aspeon and CCI creditors. We have no assets, no operating business or our source of income from which to pay these creditors.

Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements. If we are unable to settle these liabilities it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders

WE HAVE BEEN SUBJECT TO A LAW SUIT BY CERTAIN OF OUR SHAREHOLDERS

In October and November 2000, eight purported class action lawsuits were filed against us, our Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint, and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001 the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001 the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003 the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint" which was again dismissed with prejudice in March 2004. .. The lead plaintiff once again appealed against the dismissal and the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice on February 23, 2006. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

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

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As at March 31, 2006 we had retained deficit in excess $90 million and a stockholders' deficit of approximately $ 8.1 million. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the year ended June 30, 2005 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

WE HAVE A MAJORITY STOCKHOLDER WHO HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

Also in April 2005 Mr. Cutler entered into an agreement with Mr. Stack to purchase all of Mr. Stack's shares of our common stock. However, it has not been possible to complete this transaction as Mr. Stack has not been able to locate the share certificates for the majority of the shares in question.

Mr. Cutler now owns more than 50% of our issued shares of common stock and consequently is able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

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

ITEM 7. FINANCIAL STATEMENTS

Due to the dispute with our previous auditors, PWC, and our lack of funds, the last Form 10-K we filed on a current basis was filed in respect of our financial year ended June 30, 2000 and the last Form 10-Q we filed on a current basis was in respect of the three and nine month period ended March 31, 2001. No further filings were completed until October 28, 2005 when, between October 28, 2005 and November 15, 2005, we filed all required SEC filings and related financial statements for the period July 1, 2003 through September 30, 2005. However, we had not completed all required SEC filings and related financial statements in respect of the period April 1, 2001 through June 30, 2003 although we had included substantial financial extracts and all material disclosures in respect of these periods in the filings we had completed in respect of subsequent periods. We believed the cost to shareholders in completing these filings in respect of these earlier periods exceeded any benefit to shareholders in completing these filings as the information in these filings was at least two to four years old, no longer relevant to our shareholders given our decision to cease all trading operations made on June 30, 2003 and that all material information in respect of these earlier periods has been made available to our shareholders in our SEC filings for later periods all filings were completed

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003.

In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97 below. We have also included unaudited and audited extracts from our financial statements for the period July 1, 2001 through June 30, 2005 on pages 54 though 56 below.

We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

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

On March 19, 2001 we retained BDO Seidman, LLP ("BDO") as our independent auditing firm. However, as PWC, our previous independent auditors, refused to allow BDO access to PWC's prior year work papers, BDO was unable to complete an audit of our financial statements for later periods at that time.

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

ITEM 8A    CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of June 30, 2001 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

During the fiscal year ended June 30, 2001 our executive officers and directors of the Company and were as follows:


 NAME                             AGE                     POSITION
-------                         -------                   --------------
Richard P. Stack................  36       President, Chief Executive Officer and Director

Edmund Brooks...................  56       Chief Executive Officer of Javelin Systems and Director

Timothy M. Feeney...............  36       Chief Financial Officer and Chief Administrative Officer

Peter G. Spitzer................  45       Chief Technology Officer

Andrew F. Puzder (1)(2).........  52       Director

Jay L. Kear (1)(2)..............  64       Director

Thomas Nolan (2)................  59       Director

(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

RICHARD P. STACK, age 36, had been our President, Chief Executive Officer and director since our inception in September 1995. Prior to that time, from 1991 through September 1995, Mr. Stack was Managing Director of Hi-Technology Supply, a manufacturer and distributor of personal computers and components located in South Africa, which he founded and grew to approximately $6 million in annual sales and 15 employees prior to its sale to a South Africa-based personal computer and component manufacturing company. From 1988 through 1991, Mr. Stack was employed by Pan American Airlines in technical management positions. Mr. Stack holds a B.A. degree from the University of California at Berkeley.

EDMUND BROOKS, age 56, was elected one of our directors in May 2000. Mr. Brooks was Chief Executive Officer of Javelin Systems, a division of the Company, after having served as Executive Vice President of Sales for Aspeon Solutions, Inc. ("Aspeon Solutions") a wholly-owned subsidiary of ours. Mr. Brooks joined Aspeon Solutions in July 1999, prior to that time Mr. Brooks served from 1994 through 1999 as the Corporate Chief Information Officer and as Chief Operating Officer of the AFC Management Services Corp, a shared services organization supporting the AFC Brands (Popeyes Fried Chicken, Churchs Fried Chicken, Cinnabon and Seattle's Best Coffee). Prior to joining AFC, Mr. Brooks was with IBM from 1969 through 1994 as Managing Principal in IBM's Consulting Group, a group conducting engagements with numerous large retail food service chains in the United States and abroad. Mr. Brooks received his undergraduate degree in Electrical
Engineering from Penn State and his MBA in International Marketing from Pepperdine University.

TIMOTHY M. FEENEY, age 36, had been our Chief Financial Officer and Chief Administrative Officer since June 2000, and had served as Vice President of Finance and Administration for our ASP Services business since March 2000. Prior to joining us, Mr. Feeney was President of The Platinum Group providing strategic planning services for growth-oriented, fast-paced foodservice, technology and consulting organizations. Mr. Feeney served in senior-level financial management positions from January 1996 through December 1998 with several foodservice and restaurant companies including Jeepers! and DAKA International, Inc. Prior to January 1996, Mr. Feeney served as an audit manager in the Boston office of Deloitte & Touche LLP where he specialized in manufacturing, high-technology and telecommunications industries. Mr. Feeney held a B.A. in Accountancy from the Bentley College and is a Certified Public Accountant in the Commonwealth of Massachusetts.

PETER G. SPITZER, age 45, joined us in March 2000 as our Chief Technology Officer. He has 26 years of experience in information technology having served in the vendor, service provider, consulting and user environments in a variety of leadership roles. Most recently, from 1999 through 2000, Dr. Spitzer was Vice President of Strategic Systems for Dendrite International, where he built Dendrite's analytics and data management division. From 1990 through 1999, Dr. Spitzer was a consultant in advanced technology and business practices. From 1988 through 1990, Dr. Spitzer served as Chief Information Officer for Texas Children's Hospital. Dr. Spitzer held an MBA from the UCLA Executive MBA Program, MD with honors from Harvard Medical School, a Masters of Science in Electrical Engineering and Computer Science from MIT, and a BS in Bioelectrical Engineering (with a minor in Economics) from MIT.

ANDREW F. PUZDER, age 52, was elected as one of our directors in November 1996. Mr. Puzder was President and Chief Executive Officer of CKE Inc., a New York Stock Exchange listed company, President and Chief Executive Officer of CKE Hardee's Food Systems, Inc., and a director of Pierre Foods Inc. and Santa Barbara Restaurants Group. Mr. Puzder was also a partner on leave at the law firm of Stradling, Yocca, Carlson & Rauth. Mr. Puzder received his J. D. from the Washington University School of Law.

JAY L. KEAR, age 64, was elected as one of our directors in August 1996. Since 1988, Mr. Kear had represented Stack Enterprises in working with and investing in high technology companies. From 1988 through 1993, Mr. Kear was also engaged in similar work for the Noorda Family Trust. Prior to 1988, Mr. Kear held various sales, marketing, engineering, and general management positions with private and public companies in the high technology sector. Mr. Kear received a B.S. degree from the University of Southern California.

THOMAS NOLAN, age 59, was elected as one of our directors in September 2000. Mr. Nolan was President and Chief Executive Officer and member of the board of directors of Xcert Inc. Since 1985, Mr. Nolan served as a business consultant for numerous Silicon Valley high-technology companies, including Visible Interactive, DB Star, InterLinear Technology, Beckman Display, Pixelcraft, The Windward Group, Seismic Entertainment, Phaser Systems and Xerox Technology Ventures. From 1974 to 1984 Mr. Nolan was Chief Financial Officer of Randtron Systems. Prior to 1974, Mr. Nolan was with Arthur Young & Company, a predecessor to Ernst & Young. Mr. Nolan served as an officer in the US Navy and was a graduate of Texas Christian University with a B.B.A. degree in business administration. He was a certified public accountant.

Timothy  M.  Feeney   resigned  as  our  Chief   Financial   Officer  and  Chief
Administrative Officer in December 2000.

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

Edmund Brooks resigned as a director during September, 2002.

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

Wesley F Whiting and Redgie Green were appointed as directors in March 2006.


Effective March 31, 2006, our directors and officers were:


             NAME                AGE             POSITION

      David J. Cutler            49      President, Chief Executive Officer,

      Wesley F Whiting           73      Secretary and Director

      Redgie Green               51      Director

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

Wesley F. Whiting - Secretary and Director. Mr Whiting became our secretary and director on March 13, 2006. Mr. Whiting was President, director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-91), and President of Westwind Production, Inc.
(1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000 to 2002). He was director and Vice President of Utilitec, Inc. from 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. From October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. from 2003 to 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He was a Director of Baymark Technologies, Inc. and was appointed as a Director of Cavion Technolgies, Inc. in March 2006.

Redgie Green - Director. Mr Green became our director on March 13, 2006 Mr. Green has been Secretary and Director of Dynadapt System, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was recently elected as a director for Mountains West Exploration, Inc. He was Secretary, Treasurer and Director of Baymark Technologies, Inc and apppointed as a Director of Cavion Technolgies, Inc. in March 2006.

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

During the fiscal year ended June 30, 2001, Messrs Pudzer, Kear and Nolan served on the audit committee and Messrs. Pudzer and Kear on the compensation committee. However, following the resignation of Messrs. Kear and Hertz on June 30, 2003, we have had no directors as members of the compensation or audit committee.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of Richard P Stack, Edmund Brooks, Andrew F Puzder, Jay Kear and Thomas Nolan who had not filed.

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


ITEM 10. EXECUTIVE COMPENSATION

The following table shows for the three fiscal year ended June 30, 2001, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and the two other most highly compensated executive officers that earned more than $100,000 in the three fiscal years ended June 30, 2001 (collectively, the "Named Executive Officers"):


                                            ANNUAL COMPENSATION                         LONG-TERM
                                            -------------------                        COMPENSATION
                                           SALARY            BONUS                   AWARDS SECURITIES
                                                                                                  ALL OTHER
NAME AND PRINCIPAL POSITION          YEAR       ($)           ($)       UNDERLYING OPTIONS(2)   COMPENSATION(3)
---------------------------        --------   --------      --------    ---------------------   ---------------
 Richard P. Stack ................   2001     $250,000            --                       --                --
President, Chief Executive           2000     $222,987      $ 25,000                   25,000                --
  Officer and Director               1999     $187,887            --                   75,000                --

Horace M. Hertz(1) ..............    2001           --            --                       --                --
  Chief Financial Officer            2000     $170,833      $ 12,500                  125,000           $15,385
                                     1999     $143,333      $ 20,000                  110,000                --

Robert D. Nichols(1) ............    2001           --            --                       --                --
Chief Operating Officer              2000     $169,231            --                   75,000                --
                                     1999     $ 37,500      $152,909                   75,000                --

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

EMPLOYMENT AND CONSULTING AGREEMENTS

CCI and Robert Nichols entered into an Employment Agreement dated January 1, 1998 (the "Nichols Employment Agreement"). The Nichols Employment Agreement expired on December 31, 2002 and provided for payment to Mr. Nichols of an annual base salary of $100,000. Mr. Nichols was also entitled to a quarterly bonus of $6,250 and a year-end bonus of approximately $31,750, subject to adjustment based on CCI's profitability for the applicable fiscal year. In addition to his base salary and bonuses, Mr. Nichols was also reimbursed for all reasonable and necessary travel and other business expenses incurred in connection with the performance of his duties. In the event that Mr. Nichols' employment with CCI was terminated for cause (as defined in the Nichols Employment Agreement) or in the event of a voluntary termination of employment by Mr. Nichols following a change in control (as defined in the Nichols Employment Agreement), Mr. Nichols was entitled to his base salary through the date of termination. If Mr. Nichols was terminated without cause (as defined in the Nichols Employment Agreement), then Mr. Nichols would have been entitled to a lump sum equal to Mr. Nichol's annual base salary. On June 30, 2000 Mr. Nichols' employment with the Company was terminated.

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

During the fiscal years ended June 30, 2004 and 2005, no stock options were issued.

Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding as at June 30, 2004:
                                                                     WEIGHTED
                                                                     AVERAGE
                                                   OPTIONS        EXERCISE PRICE

FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:
Options outstanding beginning of period......      850,000               $0.063
  Granted..........................                     --                  --
  Exercised........................                     --                  --
  Canceled.........................                     --                  --
                                                 -----------             -------
Options outstanding................                850,000               $0.063
                                                 ===========             =======
Options exercisable................                616,667               $0.063
                                                 ===========             =======

The range of exercise prices for options outstanding and options exercisable at June 30, 2004 were as follows:


                          OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                       ---------------------------                      -----------------------
RANGE OF                                     WEIGHTED AVERAGE                                      WEIGHTED
 EXERCISE PRICE        OUTSTANDING           REMAINING LIFE        EXERCISABLE               EXERCISE PRICE
---------------        -----------           ----------------      -----------               --------------
$0.07..........          250,000                  3.0                250,000                      $ 0.07
$0.06..........          600,000                  8.8                366,667                        0.06
                       -----------                ---              ----------                     -------
                         850,000                  7.0                616,667                     $ 0.063
                       ===========                ===              ==========                     =======

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of November 27, 2000 and March 31, 2006, by:

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

As at November 27, 2000:

                                                     NUMBER OF      PERCENT OF
                                                      SHARES        OUTSTANDING

    Richard P. Stack(3)                               798,041              8.3%
    Robert D. Nichols(4)                              325,249              3.4%
    Horace Hertz(5)                                   116,666              1.2%
    Jay L Kear(6)                                      70,054               *
    Andrew F. Puzder(7)                                59,054               *
    Edmund Brooks(8)                                   53,844               *
    Thomas Nolan(9)                                     5,555               *

*  Less than one percent

(1) Mr. Stack has an address c/o the Company's principal executive offices at 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Percentage of beneficial ownership is based on 9,436,225 shares of Common Stock outstanding as of November 27, 2000.

3) Includes 9,700 shares owned by Mr. Stack's children, 22,200 shares owned by Mr. Stack's father and 5,500 shares owned by Mr. Stack's mother. Also includes 150,000 shares subject to options exercisable within 60 days of November 27, 2000.

4) Includes 58,249 shares subject to options exercisable within 60 days of November 27, 2000.

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

(8) Includes 53,333 shares subject to options exercisable within 60 days of November 27, 2000.

(9) Includes 5,555 shares subject to options exercisable within 60 days of November 27, 2000.

10) Includes 468,245 shares subject to options exercisable within 60 days of November 27, 2000.

As at June 30, 2006:


                                                                 NUMBER OF      PERCENT OF
  NAME AND ADDRESS OF BENEFICIAL OWNER                             SHARES      OUTSTANDING
    David J. Cutler (2)                                       10,536,775             52.7%

    Wesley F Whiting (2)                                              --               --%

    Redgie Green (2)                                                  --               --%

                                                              ------------   ------------
    All executive officers and directors as a group.          10,536,775             52.7%

    Richard P Stack (1) (3)                                      679,700              3.4%

(1) Mr. Stack's address is c/o Aspeon, Inc. 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

(2) Messrs Cutler, Whiting and Green's address is c/o Aspeon, Inc. 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

In April 2005 Mr. Cutler entered into an agreement with Mr. Stack to purchase all of Mr. Stack's shares of our common stock. However, it has not been possible to complete this transaction as Mr. Stack has not been able to locate the share certificates for the majority of the shares in question.

As reported above, on April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

(3) Mr Stack's ownership includes 9,700 shares owned by Mr. Stack's children but no longer includes shares issuable upon exercise of options to purchase common stock as Mr. Stack's options were cancelled subsequent to his resignation in April 2005.

As reported above, in April 2005 Mr. Cutler entered into an agreement with Mr. Stack to purchase all of Mr. Stack's shares of our common stock. However, it has not been possible to complete this transaction as Mr. Stack has not been able to locate the share certificates for the majority of the shares in question.

Information  concerning  stock  options and warrants  issued by us is set out in
Note 15 Stockholders Deficit of our Financial Statements on page 89 below.

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

In August 2000, we executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000, which is reflected in other assets in the consolidated balance sheet, was payable to the us in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized for the fiscal year ended June 30, 2001. In the event the Purchaser consummated an initial public offering or disposed of all or substantially all of Aspact's common stock, the Purchaser would be required to pay: a) the unpaid balance of the initial consideration and
b) 50% of the net proceeds received from the initial public offering less the amount paid under a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of ours.

 In February 2001, the our subsidiary, RGB, sold its interest in Teneo Limited to employees of Teneo for the consideration of a $350,000 note which is reflected in other assets in the consolidated balance sheet. Consequently a gain on sale of $432,000 was recognized during the fiscal year ended June 30, 2001.

On March 1, 2001, the we completed the sale of the consulting contracts and certain of the fixed assets of our Dynamic Technologies, Inc. (DTI) subsidiary to a company controlled by DTI's former owners and certain shareholders of ours, for a purchase price of $900,000 and the return for cancellation of 200,000 shares of our Common Stock valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the fiscal year ended March 31, 2001.

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

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

   3.3(10) Registrant's Certificate of Designations, Preferences and Rights of the Series A Convertible Exchangeable Preferred Stock.

   3.4(1)      Registrant's Amended and Restated Bylaws.

   4.1(1)      Form of Common Stock Certificate of Registrant.

  10.1(1) Form of Indemnity Agreement entered into between the Company and its directors and executive officers.*

  10.1 (12)    Agreement  relating  to the  purchase  of the whole of the issued share capital of Javelin Holdings International Limited.

  10.1 (13)    Mutual  Release  and  Settlement  Agreement  dated a of  March 22 between the Company and Castle Creek Technology Partners LLC

  10.1 (14)    Secured  Convertible  Promissory  Note Purchase  Agreement  dated
               September 12, 2002 entered into by Aspeon,  Inc.,  Richard Stack,
               Kenneth Kadlec and Horace Hertz.

  10.2 (14)    Security dated  September 12, 2002 entered into by Aspeon,  Inc.,
               Richard Stack, Kenneth Kadlec and Horace Hertz.

  10.2(1)      1996 Stock Incentive Award Plan (the "1996 Plan").*

  10.3 (14)    Form of Secured  Convertible  Promissory  Note payable by Aspeon,
               Inc., to each of Richard Stack, Kenneth Kadlec and Horace Hertz.

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

  10.26 Sixth Amendment and Waiver to Loan and Security Agreement Between Aspeon, Inc., CCI Group, Inc. and Finova Capital Corporation.

  16.1 (11)    Letter  from   PricewaterhouseCoopers,   LLP   addressed  to  the
               Securities and Exchange Commission.

  16.1 (16)    Letter from BDO  Seidman,  LLP  addressed to the  Securities  and
               Exchange Commission.

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

(17) Filed as an exhibit to the Company's Current Report on Form 8-K/A dated December 9, 2005 and incorporated herein by reference.

(18) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 16, 2006 and incorporated herein by reference.

(19) Filed as an exhibit to the Company's Current Report on Form 8-K dated March 28, 2006 and incorporated herein by reference

(20) Filed as an exhibit to the Company's Current Report on Form 8-K dated May 31, 2006 and incorporated herein by reference.

       * Management contract or compensatory plan or arrangement of the Company.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

We incurred $1,182,000 aggregate fees and expenses to our former auditors, PWC, and $292,000 to our former auditors, BDO, in the fiscal year ended June 30, 2001

We incurred no aggregate fees and expenses to our former auditors, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2005 and 2004. No audit or review fees were incurred in fiscal 2005 or 2004 to conserve cash resources.

In the 9 months ended March 31, 2006 we incurred $5,120 audit and review fees with our current auditors O'Donnell.

Tax Fees.

We incurred $0 aggregate tax fees to our former auditors, PWC, and $0 to our former auditors, BDO, in the fiscal year ended June 30, 2001

We did not incur any tax fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2005 and 2004 for professional services rendered for tax compliance, tax advice, and tax planning.. No tax fees were incurred in fiscal 2005 or 2004 to conserve cash resources.

In the 9 months ended March 31, 2006 did not incur any tax fees with our current auditors, O'Donnell.

All Other Fees.

We incurred $0 other fees and expenses to our former auditors, PWC, and $0 to our former auditors, BDO, in the fiscal year ended June 30, 2001

We did not incur any other professional fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2005 and 2004 to conserve cash resources.

In the 9 months ended March 31, 2006 did not incur any other fees with our current auditors, O'Donnell.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence. Any services described above for fiscal year ended June 30, 2006, 2005 or 2004 would have had to be approved by the Audit Committee or the Board of Directors pursuant to its policies and procedures.

As reported in the Form 8-K filed on September 15, 2005, effective September 12, 2004 we appointed O'Donnell as auditors in succession to BDO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM...............       58

CONSOLIDATED BALANCE SHEET - As at June 30, 2001 and 2000.............       59

CONSOLIDATED STATEMENTS OF OPERATIONS.................................

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT...........

CONSOLIDATED STATEMENTS OF CASH FLOWS.................................

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................       63


                                  ASPEON, INC.
                                  CONSOLIDATED

                                                                        JUNE 30,
                                                                       2001         2000
                                                                  --------------------------
                       ASSETS
Current Assets

     Cash & Cash Equivalents                                      $  1,179,100 $  8,853,200
     Investments                                                             0    1,025,200
     Accounts Receivable - Net of Allowance for
       Doubtful Accounts of                                          6,502,900   12,856,000
     $2,736,400 and $454,400 Respectively
     Inventory                                                       7,184,600   20,666,300
     Income Tax Receivable                                                   0    2,713,700
     Prepaid Expenses and Other Current Assets                       1,073,500    1,955,600

                                                                  --------------------------
              Total Current Assets                                  15,940,100   48,070,000

Property and Equipment, Net                                          3,136,600    5,525,900
Goodwill                                                            11,224,900   36,627,700
Other Assets, Net                                                      330,900    1,559,900
                                                                  --------------------------
     TOTAL ASSETS                                                 $ 30,632,500 $ 91,783,500
                                                                  ==========================

                       LIABILITIES & STOCKHOLDERS' (DEFICIT) / EQUITY

Current Liabilities

     Line of Credit                                               $    967,700 $  3,189,000
     Manditorily Redeemable Preferred Stock (In Default)            13,969,200            0
     Accounts Payable                                                8,824,200   10,598,600
     Accrued Expenses                                                2,959,500    7,249,200
     Current Maturities of Long-Term Debt                              507,000    1,037,600
     Purchase Price Payable for Acquisitions                         2,126,400            0
     Customer Deposits                                                 943,500    1,226,900
     Deferred Revenues                                               1,119,200    1,545,900
     Income Taxes Payable                                              199,200            0
                                                                  --------------------------
              Total Current Liabilities                             31,615,900   24,847,200

Long-Term Debt, Net of Current Portion                                 940,400      305,200
Purchase Price Payable for Acquisitions                                      0    1,868,200
Other                                                                   35,300      277,400
                                                                  --------------------------
              Total Liabilities                                     32,591,600   27,298,000

Manditorily  Redeeemable  Series A Preferred
  Stock, $0.01 par value, 9,850 and                                          0    6,042,100
  10,000 issued and outstanding
  (liquidation value of $ 13,969,200 and
  $10,150,000) respectively, in Default and
  Classified as a Current Liability
Manditorily Redeeemable Warrants                                     3,426,600    3,426,600
Manditorily Redeeemable Minority Interest Warrants                           0      867,300

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' (DEFICIT) / EQUITY

     Preferred Stock, $0.01 par value: 990,000
     shares authorized (1,000,000                                            0            0
     authorized, net 10,000 designated as
     mandatorily redeemable stock), no
     shares issued and outstanding.
     Common Stock, $0.01 par value: 20,000,000
     shares authorized, and 9,383,161 shares                       9,43694,400       93,800
     issued and outstanding  respectively.
     Additional Paid In Capital                                     65,143,600   65,049,500
     Treasury Stock                                                    (60,000)           0
     Accumulated Deficit                                           (68,961,300) (10,025,900)
     Accumulated Other Comprehensive Loss                           (1,602,400)    (967,900)
                                                                  --------------------------
              Total Stockholders' (Deficit) / Equity                (5,385,700)  54,149,500

                                                                  --------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) / EQUITY            $ 30,632,500 $ 91,783,500
                                                                  ==========================

         See accompanying Notes to Consolidated Financial Statements.


                                  ASPEON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEARS ENDED
                                                                           JUNE 30,
                                                                       2001         2000
REVENUE

     Products                                                     $ 40,883,600 $  54,902,300
     Services                                                       20,226,900    26,142,900
                                                                  ---------------------------
     Total Revenue                                                  61,110,500    81,045,200

COST OF SALES

     Products                                                       38,811,400    40,973,800
     Services                                                       16,550,900    20,300,100
                                                                  ---------------------------
     Total Cost of Sales                                            55,362,300    61,273,900
                                                                  ---------------------------
GROSS PROFIT                                                         5,748,200    19,771,300

OPERATING EXPENSES

     Research and Development                                        1,285,200     1,968,000
     General and Administrative                                     25,684,300    19,189,800
     Selling and Marketing                                           6,622,700     8,396,900
     Impairment Charge                                              23,331,400             0
                                                                  ---------------------------
     Total Operating Expenses                                       56,923,600    29,554,700

OPERATING (LOSS)                                                   (51,175,400)   (9,783,400)

Interest Expense                                                    (2,297,900)     (807,800)
Interest Income                                                        262,600       422,800
Other Income / (Expense), Net                                          809,100       (82,300)

                                                                  ---------------------------
(Loss) before Income Taxes and
   Cumulative Effect of Accounting Change                          (52,401,600)  (10,250,700)

Income Taxes (Expense) / Benefit                                      (159,300)      949,500

                                                                  ---------------------------
NET (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (52,560,900)   (9,301,200)

Cumulative Effect of Accounting Change                                 817,600             0
                                                                  ---------------------------
NET (LOSS) AFTER CUMULATIVE EFFECT OF ACCOUNTING CHANGE            (51,743,300)   (9,301,200)

Accretion of Manditorily Redeemable Preferred Stock
  Discount & Dividend                                               (7,192,100)   (6,090,500)
                                                                  ---------------------------
NET (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                       $(58,935,400 $ (15,391,700)
                                                                  ===========================

NET (LOSS) PER COMMON SHARE

     Basic & Diluted
              Before cumulative effect of accounting change              (6.34)        (1.67)
              Cumulative effect of accounting change                      0.09          0.00

                                                                    -----------  ------------
              Net Loss                                                  ($6.25)       ($1.67)
                                                                    ===========  ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

     Basic & Diluted                                                 9,424,304     9,243,079
                                                                  ===========================

         See accompanying Notes to Consolidated Financial Statements.


                                                  ASPEON, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                   FOR THE YEARS ENDED JUNE 30, 2005 and 2004

                               Common Stock         Treasury Stock      Additional    Deferred
                                                                        Paid - in     Stock-based
                            Shares       Amount    Shares      Amount    Capital     Compensation

                               #          $          #          $           $            $

Balance, June 30 1999      8,887,203     88,900          0          0   55,800,700        (6,700)

Shares issued in
  connection with            104,802      1,000          0          0    2,059,700             0
  the acquisition
  of Monument

Shares issued in
  connection with            271,256      2,700          0          0    2,565,300             0
  the earnout
  provisions of the
  RGB and Jade
  acquisitions

Accretion of
  mandatorily redeem
  -able preferred                  0          0          0          0    3,708,400             0
  stock beneficial
  conversion feature

Accretion of
  mandatorily redeemable           0          0          0          0            0             0
  preferred stock
  discount and dividends

Amortization of deferred
  stock-based                      0          0          0          0            0         6,700
compensation

Exercise of stock options    119,900      1,200          0          0      915,400             0

Net & Comprehensive Profit

                           ----------  ---------  ---------  ---------  ----------- -------------
Balance, June 30 2000      9,383,161     93,800          0          0   65,049,500             0

Conversion of manditorily     53,064        600          0          0       94,100             0
redeemable preferred stock

Accretion of manditory
  redeemable stock                 0          0          0          0            0             0
  discount and dividends

Purchase of Treasury Stock         0          0    (60,000)         0            0             0

Net & Comprehensive (Loss)

                           ----------  ---------  ---------  ---------  ----------- -------------
Balance, June 30 2001      9,436,225 $   94,400    (60,000)$        0 $ 65,143,600 $           0 $
                           ==========  =========  =========  =========  =========== =============

        See accompanying Notes to Consolidated Financial Statements.


                                  ASPEON, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2005 and 2004

                            Retained       Earnings        Accumulated
                          / (Accumulated  Comprehensive    Comprehensive
                            Deficit)       Profit / (Loss) Profit / (Loss)      Total

                                        $              $                           $
Balance, June 30 1999            3,799,700        (72,200)                 59,610,400

Shares issued in
  connection with                        0              0                   2,060,700
  the acquisition
  of Monument

Shares issued in
  connection with                        0              0                   2,568,000
  the earnout
  provisions of the
  RGB and Jade
  acquisitions

Accretion of
  mandatorily redeem
  -able preferred               (3,708,400)             0                           0
  stock beneficial
  conversion feature

Accretion of
  mandatorily redeemable          (816,000)             0                    (816,000)
  preferred stock
  discount and dividends

Amortization of deferred
  stock-based                            0              0                       6,700
compensation

Exercise of stock options                0              0                     916,600

Net & Comprehensive Profit      (9,301,200)      (895,700)    (10,196,900) (10,196,900)
                                                              ===========
                               ------------    -----------                 -----------
Balance, June 30 2000          (10,025,900)      (967,900)                 54,149,500

Conversion of manditorily                0              0                      94,700
redeemable preferred stock

Accretion of manditory
  redeemable stock              (7,192,100)             0                  (7,192,100)
  discount and dividends

Purchase of Treasury Stock                                                    (60,000)

Net & Comprehensive (Loss)     (51,743,300)      (634,500)    (52,377,800) (52,377,800)
                                                               ===========
                               ------------    -----------                 -----------
Balance, June 30 2001          (68,961,300)$   (1,602,400)               $ (5,385,700)
                               ============    ===========                 ===========



        See accompanying Notes to Consolidated Financial Statements.


                                  ASPEON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              FOR THE YEAR ENDED
                                                                     JUNE 30
                                                                 2001       2000
                                                           -----------------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET (LOSS)                                                 $ (51,743,300)$(9,301,200)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
     Cumulative Effect of Accounting Change                   (817,600)            0
     Depreciation and Amortization                           4,566,100     4,962,800
     Warrant Valuation Adjustment                             (137,800)            0
     Write-off of Purchased Software                                 0       136,400
     Amortization of Deferred Financing Costs                        0       304,700
     Amortization of Deferred / Stock-Based Compensation        83,200       121,100
     Gain on Sale of Fixed Assets                           (1,252,900)            0
     Impairment Charge                                      23,331,400             0
     Write-Off of Assets                                     1,652,500             0
     Deferred Income Taxes                                           0       530,900
     Deferred Rent Expense                                                    67,900
     Penalty Interest on Manditorily Redeeemable Series
        A Preferred  Stock                                   1,467,200
     Provision for Inventories                               2,156,799       629,400
     Provision for Accounts Receivable                       2,194,659       355,200
     Provision for Warranty and Other                        1,170,542        18,300

CHANGES IN OPERATING ASSETS & LIABILITIES
     (Increase)/Decrease in Accounts Receivable              3,515,300     3,298,100
     (Increase)/Decrease in Inventories                     10,392,200    (6,755,900)
     (Increase)/Decrease in Income Taxes Receivable          2,713,700    (2,713,700)
     (Increase)/Decrease in Prepaid Expenses and Other
          Current Assets                                       400,900      (100,000)
     (Increase)/Decrease in Other Assets                       524,900        (6,400)
     Increase/(Decrease) in Accounts Payable                (1,546,800)    2,705,900
     Increase/(Decrease) in Accrued Expenses                (3,892,500     3,997,000
     Increase/(Decrease) in Customer Deposits                 (283,400)      948,900
     Increase/(Decrease) in Deferred Revenues                 (318,600)      247,600
     Increase/(Decrease) in Income Taxes Payable                     0    (1,517,400)
                                                              -----------------------
     Total Cash Flow provided by / (used in) Operating
          Activities                                        (5,823,500)   (2,070,400)

CASH FLOW FROM INVESTING ACTIVITIES
     Purchase of Fixed Assets                               (1,072,600)   (3,528,500)
     Cash Paid for Purchased Businesses                       (427,000)   (7,953,600)
     Investment in Securities                                        0     6,446,800
     Proceeds from Sale of Fixed Assets                        900,000             0
     Proceeds from Sale of Investments                       1,037,300             0
     Advances Under Notes Receivable due from Related
         Parties                                              (400,000)     (496,000)
     Repayments of Notes Receivable due from Related Parties   706,000             0
                                                              -----------------------

  Total Cash Flow provided by / (used in) Investing
         Activities                                            743,700    (5,531,300)

CASH FLOW FROM FINANCING ACTIVITIES

     Net borrowings / (repayments) under line of credit     (1,691,200)    1,137,400
     Payments of Notes Payable to Third Parties                      0       (33,900)
     Payment of Notes Payable                                 (574,100)     (309,500)
     Advances / (Repayments) on Capital Leases                 249,900      (108,900)
     Net Proceeds from Issuance of Preferred Stock                   0     9,568,400
     Exercise of Stock Options and Warrants                          0       916,600
     Preferred Stock Dividend Paid                            (553,300)      (40,000)
                                                              -----------------------
     Total Cash Flow provided by / (used in)
          Financing Activities                              (2,568,700)   11,130,100

     Effects of Exchange Rate Changes on Cash                  (25,600)     (316,700)
                                                              -----------------------

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS           $(7,674,100)  $ 3,211,700
                                                              =======================

Cash and Cash Equivalents at the beginning of the period   $ 8,853,200   $ 5,641,500
                                                              =======================
Cash and Cash Equivalents at the end of the period         $ 1,179,100   $ 8,853,200
                                                             =======================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                     $   418,595   $   436,000
                                                             -----------------------
Cash paid for income tax                                   $   194,525   $ 1,425,900
                                                             -----------------------

          See accompanying Notes to Consolidated Financial Statements.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aspeon, Inc.
Denver, Colorado

I have audited the accompanying balance sheet of Aspeon, Inc. as of June 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspeon, Inc. as of June 30, 2001, and the results of its operations and cash flows for the year ended June 30, 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of June 30, 2001 and has subsequently ceased to trade and has no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty




/s/ Larry O'Donnell
Larry O'Donnell CPA, P.C.
Aurora, Colorado
July 15, 2006

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

On March 19, 2001 we retained BDO Seidman, LLP ("BDO") as our independent auditing firm. However, as PWC, our previous independent auditors, refused to allow BDO access to PWC's prior year work papers, BDO was unable to complete an audit of our financial statements for later periods at that time.

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

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

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

On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

Principles  of  Consolidation  --  The   accompanying   consolidated   financial
statements include the accounts of Aspeon and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Investments - We determined the appropriate classification of our investments at the time of purchase and reevaluated such determination at each balance sheet date. We classified our investments as available-for-sale in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". These securities were carried at fair market value, with unrealized gains and losses reported in stockholders' deficit as a component of other comprehensive income
(loss). Cost was determined using the specific identification method for the purpose of computing gains and losses

 Inventories - Inventories at June 30, 2001 and 2000 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

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

Depreciation expense was approximately $1,577,700 and $1,964,700 for the years ended June 30, 2001 and 2000 respectively.

Deferred Costs and Other -- Offering costs with respect to issue of common stock, warrants or options by us were initially deferred and ultimately offset against the proceeds from these equity transactions if successful or expensed if the proposed equity transaction is unsuccessful.

Impairment of Long-Lived and Intangible Assets -- In the event that facts and circumstances indicated that the cost of long-lived and intangible assets may be impaired, an evaluation of recoverability was performed. If an evaluation was required, the estimated future undiscounted cash flows associated with the asset were compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value was required.

An impairment charge of $23,331,000 was recognized in the fiscal year ended June 30, 2001 in respect of the goodwill write off of RCS, DTI and Monument and other intangible assets. No impairment charge was recognized in the fiscal year ended June 30, 2000.

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

Foreign Currency Translation -- The consolidated financial statements of our non-U.S. operations were translated into U.S. dollars for financial reporting purposes. The assets and liabilities of non-U.S. operations whose functional currencies are other than the U.S. dollar are translated at rates of exchange at fiscal year-end, and revenues and expenses are translated at average exchange rates for the fiscal year. The cumulative translation effects are reflected in accumulated other comprehensive income (loss). Gains and losses on transactions denominated in other than the functional currency of an operation were reflected in other income (expense).

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

Advertising cost -- Advertising costs were expensed as incurred. Advertising expense was $508,200 and $1,288,000 for the years ended 2001 and 2000

Research and development - Research and development costs are expensed as incurred. Research and development expenses principally comprised payroll and related costs, and the cost of prototypes.

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The net loss for the year ended June 30, 2001 was $(51,743,300) compared to a comprehensive loss of $(52,377,800) a variance of $634,500. The net loss for the year ended June 30, 2000 was $(9,301,200) compared to a comprehensive loss of $(10,196,900) a variance of $895,700. In both years the variance related primarily to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom and unrealized gains (losses) on available-for-sale securities.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the years ended June 30, 2001 and 2000 as we had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive. Stock-Based Compensation -- As permitted under the SFAS No. 123, Accounting for Stock-Based Compensation, we account for our stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. As such, compensation expense is recorded on the date of grant if the current market price of the underlying stock exceeds the exercise price. Certain pro forma net income and EPS disclosures for employee stock option grants are also included in the notes to the financial statements as if the fair value method as defined in SFAS No. 123 had been applied. Transactions in equity instruments with non-employees for goods or services are accounted for by the fair value method.

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

Cumulative Effect of Accounting Change -- Effective July 1, 2000, we adopted SFAS No. 133, which established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, were required to be recorded on the consolidated balance sheet at fair value. If the derivative was designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk were to be recognized in earnings. If the derivative was designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative were to be recorded in other comprehensive income (OCI) and were recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges were to be recognized in earnings.

At July 1, 2000 and June 30, 2001, we had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. We issued these derivatives as an incentive to the preferred stockholder to execute the transaction on March 8, 2000 discussed in Note 12 - page 83. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $0 at March 8, 2000, June 30, 2000 and June 30, 2001, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and September 30, 2000, respectively. We did not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, we had no derivatives designated as hedging instruments.

We recorded a pre- and after-tax reduction to loss of $817,600 for the cumulative effect at July 1, 2000 for the adoption of SFAS No. 133. For the nine months ended March 31, 2001, derivative gains of $133,000 are included in other income

Recently Issued Accounting Pronouncements -- In December 1999, Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements" was issued by the Securities and Exchange Commission staff (the "staff"), which summarizes the staff's views on selected revenue recognition issues based upon existing generally accepted accounting principles. The statements in the staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The staff has deferred the implementation date of SAB 101 until no later than the fourth quarter of fiscal years beginning after December 15, 1999. Our adoption of SAB 101 did not have a material impact on our consolidated results of operations or financial position.

 In March 2000, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions involving Stock Compensation." The adoption of this Interpretation did not have a material impact on our consolidated results of operations or financial position.

In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The adoption of this EITF did not have a material impact on our consolidated results of operations or financial position.

On June 30, 2001, the FASB approved the issuance of SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 states that all business combinations should be accounted for using the purchase method of accounting; use of pooling-of-interest method is prohibited. Accounting for the excess of the fair value of net assets over cost (negative goodwill), will be allocated to certain assets first with any remaining excess recognized as an extraordinary gain. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. Goodwill will be tested annually and on an interim basis if an event or circumstance occurs between the annual tests that might reduce the fair value of the reporting unit below its carrying value. SFAS No 142 is effective for fiscal years beginning after December 31, 2001, with early adoption permitted under certain circumstances. Goodwill and intangible assets acquired in a transaction completed after June 30, 2001 but before SFAS No. 142 is initially applied will be accounted for in accordance with SFAS No. 142. ". The adoption of SFAS No. 141 and SFAS No. 142 did not have a material impact on our consolidated results of operations or financial position.

In June  2001,  the  FASB  approved  for  issuance  SFAS  143  Asset  Retirement
Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material impact on our consolidated results of operations or financial position.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations or financial position.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Among other things, this statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item,net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material impact on our consolidated results of operations or financial position.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF

Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our consolidated results of operations or financial position. In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, we elected to continue to apply the intrinsic value-based method of accounting, and have adopted the disclosure requirements of SFAS 123. We elected not to adopt the provisions of SFAS 148.

In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact our historical or present financial statements, as we have not created or acquired any variable interest entities, nor do we expect to in the future.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 or hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated results of operations or financial position.

In May 2003, the FASB issued Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS 150). SFAS 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that a company classify a financial instrument that is within the scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations or financial position.

In January, 2004 the Financial Accounting Standards Board (`the FASB') issued Statement of Financial Accounting Standards No. 132 (revised 2003) "Employers' Disclosures about Pensions and Other Postretirement Benefits", an amendment of FASB Statements No. 87, 88, and 106. The Statement revises employers'
disclosures about pension plans and other postretirement benefit plans. The statement retains the disclosure requirements contained in FASB Statement No. 132, which it replaces, and requires additional annual disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Statement No. 132R requires us to provide disclosures in interim periods for pensions and other postretirement benefits. The initial application of SFAS No. 132R will have no impact on our financial statements

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial conditions or results of operation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial conditions or results of operation.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 (hereinafter "SFAS No. 153"). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. We do not believe that the adoption of SFAS No. 153 will have a material impact on our financial conditions or results of operation

In December 2004, the FASB issued a revision to FASB Statement No. 123, Accounting for Stock Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. . We do not believe that the adoption of SFAS No. 123( R ) will have a material impact on our financial conditions or results of operation

In March 2005, the FASB Interpretation No.47 "FIN 47" was issued, which clarifies certain terminology as used in FASB Statement No. 143, "Accounting for Asset Retirement Obligations". In addition it clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of FIN 47 is encouraged. We do not believe that the adoption of FIN 47 will have a material impact on our financial conditions or results of operation.

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

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We does not believe that the adoption of FASB Statement No. 155 will have a material impact on our financial conditions or results of operation

In March 2006, the Financial Accounting Standards Board (`FASB') issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, that accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments Is the same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We do not believe that the adoption of FASB Statement No. 156 will have a material impact on our financial conditions or results of operation.

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. We used the management approach for segment disclosure, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of our reportable segments. Following the cessation of our trading operations effective June 30, 2003 we believe our operations during fiscal 2005 and 2004 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

2.       GOING CONCERN AND LIQUIDITY:

As of June 30, 2001,  we had  $1,179,100  cash and cash  equivalents  on hand, a
working  capital   deficit  of  $15,675,800  and  a  shareholders'   deficit  of
$5,385,700.

As of March 31, 2006, we had $7 cash on hand, $49,000 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question

We sustained significant losses during the years ended June 30, 2001 and 2000 and had experienced negative cash flows from operations since our inception.

In  October   2000,   we  received  a  notice  of  default  from  our  Preferred
Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 83 below). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, the our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us, which alleged violations of the federal securities laws (Note 13 see page 85 below), and our ability to raise funds from additional debt and/or capital. We had reduced our workforce and planed to further reduce expenditures. We believed that such reductions, the securing of a new working capital borrowing facility, and funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 83 below. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, we intended to obtain additional debt or private equity financing. There could be no assurance that additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

Subsequently we were unable to improve the profitability or cash generation of our operations or to obtain additional debt or equity. During the years ended June 30, 2002 and 2003 we had no alternative but to sell or close down our remaining operating businesses leaving a substantial short fall to our creditors.

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

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed.

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

Restaurant Consulting Services, Inc.        acquired August 1999.               ceased trading in June 2002.

Aspeon Solutions, Inc.                      established February 2000.          dormant from June 2002.

Teneo Ltd                                   established March 2000.             sold March 2001.

Monument Software Corporation               acquired March 2000.                merged with RCS in fiscal 2001.

In August 1999 we acquired all of the outstanding capital stock of RCS. The aggregate purchase price for RCS consisted of $3,054,400 in cash (including acquisition costs of $21,300). The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of RCS have been included with ours commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $2,706,200. Such excess was being amortized on a straight-line basis over 10 years. In June 2000, we agreed to pay to the former owner of RCS, and then current employee of ours, $2,500,000 to settle all future contingent payments. This settlement was recorded as compensation expense and was paid in July 2000. The results of operations of RCS prior to the date of acquisition were not material.

In March 2000, we acquired all of the outstanding capital stock of Monument. The aggregate purchase price for Monument consisted of $1,579,000 in cash (including acquisition costs of $79,000) and 104,802 shares of common stock with a value of $2,060,700. The acquisition has been accounted for by the purchase method, and accordingly, the results of operations of Monument have been included with ours commencing on the date of acquisition. The purchase price resulted in excess of purchase price over the fair value of net assets acquired of approximately $3,639,700. Such excess was being amortized on a straight-line basis over three years. The results of operations of Monument prior to the date of acquisition were not material.

In August 2000, we executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000, which is reflected in other assets in the consolidated balance sheet, was payable to us in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized for the fiscal year ended June 30, 2001. In the event the Purchaser consummated an initial public offering or disposed of all or substantially all of Aspact's common stock, the Purchaser would be required to pay: a) the unpaid balance of the initial consideration and
b) 50% of the net proceeds received from the initial public offering less the amount paid under a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of ours.

 In February 2001, the our subsidiary, RGB, sold its interest in Teneo Limited to employees of Teneo for the consideration of a $350,000 note which is reflected in other assets in the consolidated balance sheet. Consequently a gain on sale of $432,000 was recognized during the fiscal year ended June 30, 2001.

On March 1, 2001, the we completed the sale of the consulting contracts and certain of the fixed assets of our Dynamic Technologies, Inc. (DTI) subsidiary to a company controlled by DTI's former owners and certain shareholders of ours, for a purchase price of $900,000 and the return for cancellation of 200,000 shares of our Common Stock valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the fiscal year ended March 31, 2001.

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

5. INVESTMENTS

During the years ended June 30, 2001 and 2000, we invested in debt securities with original maturities ranging from three to nine months.

Investments consisted of the following as of June 30, 2001 and 2000:

                                               2001                 2000

Obligations of U.S. government agencies     $     ---             $   519,500
Corporate debt securities                         ---                 505,700
                                            ----------            -------------
                                             $    ---             $ 1,025,200
                                            ==========            =============

6. INVENTORIES

Inventories at June 30, 2001 and 2000 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

                                           2001                       2000

Raw materials                          $4,008,100                $ 7,506,400
Work-in-progress                          194,900                    110,400
Finished goods                                                     2,981,600
13,049,500
                                       ------------               ------------
                                       $7,184,600                $20,666,300
                                       ============               ============

Effective January 1, 2004 all inventories were transferred to the trustee of the assignment for the benefit of the Aspeon and CCI creditors.

7. FIXED ASSETS

As at June 30, 2001 and 2000 our fixed assets comprised:


                                             2001                     2000

Computer equipment and software         $  5,155,300           $    6,597,400
Furniture and fixtures                     1,453,500                  835,300
Vehicles                                      58,500                  222,800
Leasehold improvements                       509,700                1,238,800
                                     ------------------        -----------------
                                           7,177,000                8,894,300
Accumulated depreciation                  (4,040,400)              (3,368,400)
                                     ------------------        -----------------
                                        $  3,136,600             $  5,525,900
                                     ==================        =================

Effective January 1, 2004 all fixed assets were transferred to the trustee of the assignment for the benefit of the Aspeon and CCI creditors.

Depreciation expense was approximately $1,577,700 and $1,964,700 for the years ended June 30, 2001 and 2000 respectively.

8. INTANGIBLE ASSETS

GOODWILL

 Excess of cost over net assets of purchased businesses (goodwill) represents the excess of purchase price over the fair value of the net assets of acquired businesses. For the acquisitions of Posnet, CCI, Aspact, RGB, Jade, RCS and Monument, the excess was allocated entirely to goodwill. We determined that for these acquired companies, there were no other identifiable intangible assets that would require an allocation of the purchase price. Goodwill was stated at cost and was amortized on a straight-line basis over periods ranging from three to 25 years.

OTHER INTANGIBLE ASSETS

Other intangible assets include the estimated value associated with a non-compete agreement, workforce and software acquired in the acquisition of DTI (Note 3). These items are being amortized on a straight-line basis over periods ranging from two to ten years.

Amortization of goodwill and other intangible assets amounted to approximately $2,988,400 and $2,998,100 for the years ended June 30, 2001 and 2000, respectively.

At September 30, 2000, we recorded an impairment charge of $17,366,000. The provision includes charges for the write-off of $16,624,600 of goodwill associated with DTI and Monument and the write-off of the remaining $741,400 balance of other intangible assets. At March 31, 2001, we recorded an impairment charge of $2,664,900. The provision includes charges for the write-off of goodwill associated with RCS and the remaining goodwill of Monument. A further write off of $3,300,500 was recorded as at June 30, 2001in respect of goodwill and other intangible assets.

9. LIABILITIES

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

10. ACCRUED SEVERANCE COSTS

Included in accrued expenses as of June 30, 2000 was $3,900,000 of severance costs for nine senior management personnel terminated in June 2000. Such costs include payroll and related expenses, health benefits and $2,500,000 associated with the settlement of future contingent payments with the selling shareholder of RCS (Note 3). The termination agreements provided for the extension of the exercise period to twenty-four months for previously granted stock options. The fair market value of the underlying common stock on the date the stock options were modified was less than the exercise price; accordingly, there was no impact to the consolidated statements of operations. In addition, we entered into consulting agreements with five of the terminated employees, in which a total of 200,000 of our stock options were granted with vesting periods of twenty-four months. The impact of these stock options to the consolidated financial statements was not material. As of June 30, 2001, there are no remaining accrued costs associated with these termination agreements.

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

11. LINES OF CREDIT, DEBT & NOTES PAYABLE

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

The remainder of the balance of notes payable as at March 31, 2006 represents a loan to us of $169,000 by David J Cutler, our Chief Executive Officer and one of our directors. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

12. MANDATORILY REDEEMABLE SERIES A PREFERRED STOCK

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

In August 2000, the holder of 150 shares of our Preferred Stock converted such shares into 53,064 shares of our common stock at a per share conversion price of $2.58.The issuance of the common stock was exempt from registration pursuant to
Section 3(a)(9) of the Securities Act of 1933.

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

The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and nine months ended March 31, 2001 were as follows:


                                                      Three months       Nine months
                                                         Ended              Ended
                                                   ------------------ ------------------
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

13.COMMITMENTS:

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

Minimum lease commitments at June 30, 2001 are as follows:


YEAR ENDING JUNE 30                                          CAPITAL            OPERATING
-------------------                                          ---------          ----------
2002..................................................      $   111,800          $ 1,734,300
2003..................................................          105,500            1,519,300
2004..................................................           71,900              929,100
2005..................................................           53,900              769,500
2006.....................................                            --              769,500
Thereafter............................................               --              691,600
                                                                ---------         ----------
Total minimum lease payments..........................          343,100           $6,413,300
                                                                =========         ==========
Less amount representing interest.....................          (64,600)
                                                                ---------
Present value of minimum obligations..................          278,500
Current portion.......................................         (101,600)
                                                               ----------
Long-term portion.....................................        $ 176,900
                                                               ==========

As at June 30, 2003 and 2004 we were in default on all of our outstanding capital and operating leases and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Rent expense under operating lease agreements aggregated approximately $ 1,929,600 and $1,373,100 for the years ended June 30, 2001 and 200o respectively and was included in general and administrative expenses in our consolidated statements of operations.

Employment Agreements

We had employment agreements with our key employees, which expired at various dates through June 2003. Certain agreements provided for incentive bonuses which are payable if specified management goals are attained.

Future annual minimum payments under the employment agreements as of June 30, 2001 were as follows:

                                                              EMPLOYMENT
YEAR ENDING JUNE 30                                           AGREEMENT
-------------------                                           ----------

2002........................................................   1,830,000
2003........................................................   1,491,000
                                                              ----------
Total.......................................................  $3,321,000
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


14. RELATED PARTY TRANSACTIONS

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

In August 2000, we executed a sale agreement with the then current director of Aspact (the "Purchaser"). The initial purchase price of $350,000, which is reflected in other assets in the consolidated balance sheet, was payable to the us in monthly installments of $14,600 commencing in July 2001. Consequently, a loss on sale of approximately $229,000 was recognized for the fiscal year ended June 30, 2001. In the event the Purchaser consummated an initial public offering or disposed of all or substantially all of Aspact's common stock, the Purchaser would be required to pay: a) the unpaid balance of the initial consideration and
b) 50% of the net proceeds received from the initial public offering less the amount paid under a), in an amount not to exceed $200,000. Concurrent with the sale agreement, the Purchaser was terminated as an employee of ours.

 In February 2001, the our subsidiary, RGB, sold its interest in Teneo Limited to employees of Teneo for the consideration of a $350,000 note which is reflected in other assets in the consolidated balance sheet. Consequently a gain on sale of $432,000 was recognized during the fiscal year ended June 30, 2001.

On March 1, 2001, the we completed the sale of the consulting contracts and certain of the fixed assets of our Dynamic Technologies, Inc. (DTI) subsidiary to a company controlled by DTI's former owners and certain shareholders of ours, for a purchase price of $900,000 and the return for cancellation of 200,000 shares of our Common Stock valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the fiscal year ended March 31, 2001.

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

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

15.  STOCKHOLDERS' DEFICIT:

Preferred Stock -- We have the authority to issue 1,000,000 shares of preferred stock of which 10,000 was subsequently designated as mandatorily redeemable stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

Common Stock - We have sold and issued the following securities, which were not registered under the Securities Act of 1933, as amended (the "Act") since June 30, 1999.

In September 1999 and December 1999, respectively, we issued 79,270 and 104,698 shares of our Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech Consultants, Ltd. as further consideration for our acquisition of all the outstanding capital stock of RGB/Trinet Limited and of Jade Communications, Ltd., corporations organized under the laws of England. The issuance of the Common Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended ("the Act") by virtue of Section 4(2) of the Act because the issuance did not involve a public offering.

In March 2000, we issued 104,802 shares of the our Common Stock to Mr. Chester Pazdziorny and Mr. Carl Rubin as consideration for our acquisition of all of the outstanding capital stock of Monument Software Corporation, organized under the laws of Massachusetts. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act because the issuance did not involve a public offering.

In March 2000, we issued 87,288 shares of the our Common Stock to Gary Green, Roger Scarlett, Anthony Sampson and Contech Consultants, Ltd. as further consideration for our acquisition of all the outstanding capital stock of RGB/Trinet Limited and of Jade Communications, Ltd., corporations organized under the laws of England. The issuance of the Common Stock was deemed to be exempt from registration under the Act by virtue of Section 4(2) of the Act because the issuance did not involve a public offering.

The recipients of the above-described securities represented their intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates issued in such transactions.

 In August 2000, 150 shares of Preferred Stock plus accrued and unpaid dividends were converted into 53,064 shares of our common stock valued at $94,700.

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

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

In connection with the credit facility described in Note 11 - page 81 above, we issued warrants to purchase 100,000 shares of its common stock at $9.00 per share to the financial institution and warrants to purchase 35,000 shares of its common stock at prices ranging from $9.36 to $12.65 to its independent financial advisors. The fair value of these warrants was estimated at $621,900 at the date of grant using a Black-Scholes pricing model with the assumptions described above. The fair value of the warrants was reflected as deferred financing costs included in other assets and in additional paid in capital in our balance sheets. As of June 30, 2000, deferred financing costs of $312,900 were included in other assets. The warrants expired unexercised in June 2003.

 In March 2000, we issued warrants a warrant to acquire 583,334 shares of our common stock at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of our wholly owned subsidiary, Aspeon Solutions, Inc., at an exercise price of $5.00 per share in connection with its issuance of our Preferred Stock (Note 12 page 83). On May 1, 2002 both of these warrants were cancelled as part of our negotiated settlements of the liabilities outstanding with our Preferred Shareholders.

Consequently as at June 30, 2003, 2004 and 2005, no warrants were outstanding.

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

Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding during the year ended June 30 2004:

                                                     YEAR ENDED
                                                     JUNE 30, 2004
                                         ---------------------------------------
                                                                WEIGHTED
                                                                AVERAGE

                                             OPTIONS         EXERCISE PRICE

FOR OPTIONS GRANTED AT FAIR MARKET
  VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                       850,000              $0.063
  Granted..........................               --                  --
  Exercised........................               --                  --
  Canceled.........................               --                  --
                                          -----------           ----------
Options outstanding................          850,000              $0.063
                                          ===========           ==========
Options exercisable................          616,667              $0.063
                                          ===========           ==========

The range of exercise prices for options outstanding and options exercisable at June 30, 2004 were as follows:



                                      OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                  ------------------------------              ------------------------------
RANGE OF                                        WEIGHTED AVERAGE
 EXERCISE PRICE         OUTSTANDING             REMAINING LIFE                  EXERCISABLE         EXERCISE PRICE
---------------         -----------             ----------------                -----------         --------------
$0.07.............        250,000                      3.0                        250,000                 $0.07
$0.06.............        600,000                      8.8                        366,667                  0.06
                        -----------                    ---                      ----------                ------
                          850,000                      7.0                        616,667                $0.063
                        ===========                    ===                      ==========                ======

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

16.  EMPLOYEE BENEFITS PLANS:

We sponsored several 401(k) retirement plans (the "Plans") that were considered defined contribution discretionary plans under which eligible participants may contribute up to a maximum of 15% of their pre-tax earnings subject to certain statutory limitations. We made no discretionary contributions to the Plans during the years ended June 30 2001 and 2000 or subsequent to that date.

17. INCOME TAXES:

We had, and have, very substantial net operating losses carried forward for Federal and State tax purposes which, unless utilized, expire from 2012 through 2024. However, following the issue of 52.7% of our total authorized and issued share capital on May 31, 2006 to Mr. Cutler, one of our directors, our ability to use these losses is substantially restricted by the impact of section 382 of the Internal Revenue Code following such a merger.

18. SEGMENT INFORMATION:

Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The segments and a description of their businesses follows:

The Research and Development segment provides all research and development activities for the other business segments

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

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." Segment data includes intersegment revenues. We do not allocate corporate-headquarters costs or research and development costs to the operating segments. Resources for research and development are allocated based on budgets. We evaluate the performance of our segments and allocate resources to them based on net income (loss).

Information about the our reportable segments for the years ended June 30 follows:

                                RESEARCH AND               POS             SOLUTION            ASP
                                DEVELOPMENT              PRODUCTS          SERVICES        SERVICES            TOTAL
                                ----------              -----------       ----------     -----------       -----------
2000
Revenues......................  $        --             $50,414,700      $33,091,000     $13,469,700       $96,975,400
Net income (loss).............   (1,298,900)               (681,500)        (406,500)     (5,713,000)       (8,099,900)
Total assets..................  $        --             $69,000,200      $16,122,000     $ 6,661,300       $91,783,500

2001
Revenues......................  $        --             $27,864,200      $31,301,800    $  7,470,900       $66,636,900
Net income (loss).............           --             (13,971,400)      (6,194,800)    (32,895,900)      (53,062,100)
Total assets..................  $        --             $ 8,990,400      $19,344,900    $  2,297,200       $30,632,500

A reconciliation of total segment sales to total consolidated revenues and total segment net income (loss) to total consolidated net income (loss) for the years ended June 30, 2001 and 2000 is as follows:


                                                                2001              2000
                                                             -----------       ------------
REVENUES:
  Total segment revenues..............................      $ 66,636,900         $ 96,975,400
  Elimination of inter-segment revenues...............        (5,526,400)         (15,930,200)
                                                            --------------      ---------------
  Consolidated revenues...............................      $ 61,110,500         $ 81,045,200
                                                            ==============      ===============
NET (LOSS):
  Total segment net (loss).....................             $(53,062,100)        $ (8,099,900)
  Elimination of inter-segment gross profit net of
    income taxes......................................           501,200             (323,900)
  Elimination of non-segment expenses, net of taxes...                --             (877,400)
                                                            --------------      ---------------
  Consolidated net (loss)......................             $(52,560,900)        $ (9,301,200)
                                                            ==============      ===============

Specified items included in segment (loss) for the years ended June 30:


                                        RESEARCH AND       POS        SOLUTION        ASP
                                        DEVELOPMENT     PRODUCTS      SERVICES      SERVICES        TOTAL
                                        ------------    --------      --------      --------        -----
2000
Interest expense..............          $       --     $  759,500    $  42,100     $    6,200    $  807,800
Interest income...............                  --       (389,800)     (33,000)            --      (422,800)
Depreciation and amortization
  expense.....................                  --        867,300    1,201,200      2,894,300     4,962,800
Income tax expense
  (benefit)...................            (669,100)    (2,598,800)     230,300      2,088,100      (949,500)
Expenditures for additions to
  long-lived assets...........           $      --    $ 1,199,600  $ 4,681,100    $14,170,900   $20,051,600

2001
Interest expense..............           $      --    $ 2,127,700  $   128,900     $   41,300    $2,297,900
Interest income...............                  --       (188,200)     (27,700)       (46,700)     (262,600)
Depreciation and amortization
  expense.....................                  --      1,187,700    1,077,600      2,300,800     4,566,100
Impairment Charge                               --             --    3,500,000     18,831,400    23,331,400
Income tax expense
  (benefit)...................                  --        (65,300)     224,600             --       159,300
Expenditures for additions to
  long-lived assets...........           $      --    $   106,200     $188,700     $  777,700    $1,072,600

Revenues and long-lived asset information by geographic area as of and for the years ended June 30:

                                         UNITED
                                         STATES        EUROPE            ASIA           AUSTRALIA         TOTAL
                                       -----------   -----------      ----------      --------------    ---------
2000
Revenues........................      $52,924,800      $23,375,200        $2,116,000     $2,629,200     $81,045,200
Long-lived assets...............      $39,318,600      $ 2,377,800        $1,454,700     $   42,400     $43,193,500

2001
Revenues........................      $36,340,800      $21,888,800        $  235,400     $2,645,500     $61,110,500
Long-lived assets...............     $  2,734,600      $   158,400        $  518,300     $   56,300     $ 3,467,600

19.  SUBSEQUENT EVENTS:

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

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000.

During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. We are currently establishing the likely costs and practicality of completing the SEC filings for the period April 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

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

On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $175,000

In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has been able to complete the audit of our June 30, 2001 financial statements as set out on pages 57 through 97. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period July 1, 2001 through June 30, 2003.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ASPEON, INC.

Date: August 25, 2006                           By: /s/ DAVID  J. CUTLER
                                                    ----------------------------
                                                    David J Cutler
                                                    Chief Executive Officer, &
                                                    Chief Financial Officer

    In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE


     /s/ DAVID J. CUTLER             Chief Executive Officer     August 25, 2006
     ------------------------
         David  J. Cutler                         &
                                     Chief Financial Officer
                                     (Principal Financial and
                                     Accounting Officer)