Form 10QSB
period 2001-09-30
ASPEON INC
filed 2006-09-22
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       52-1945748
         --------                                       ----------
(State or other jurisdiction of                         (IRS Employer Identifica
   incorporation or organization)                       -tion No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

           Class                              Outstanding September 19, 2006
           -----                              ------------------------------
Common Stock, $ 0.01 par value                      20,000,000 shares

         Transitional Small Business Disclosure format: Yes [_] No [X]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                   PAGE

Consolidated Balance Sheet - September 30, 2001.                              3

Consolidated Statements of Operations - Three Months ended
September 30, 2001 and 2000.                                                  4

Consolidated Statement of Cash Flows - Three Months ended
September 30, 2001 and 2000.                                                  5

Notes to Consolidated Financial Statements.                                   6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        43

Item 3.           Controls and Procedures                                    66




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                          67
Item 2.           Changes in Securities                                      68
Item 3.           Defaults on Senior Securities                              68
Item 4.           Submission of Matters to a Vote of Security Holders        68
Item 5.           Other Information                                          68
Item 6.           Exhibits and Reports on Form 8-K.                          68

Unaudited and Audited Extracts From 2002 - 2005 Consolidated Financial
Statements                                                                   74

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                     Aspeon, Inc.
                              Consolidated Balance Sheet
                                     (Unaudited)



                                                                            September 30,
                                                                                2001
                                                                           --------------
ASSETS

Current Assets
     Cash & Cash Equivalents                                                     506,300                                           $
     Accounts Receivable - net of allowance for doubtful debts                 7,205,500
     Inventories                                                               5,063,200
     Prepaid Expenses and Other Current Assets                                   875,200
                                                                            -------------
               Total Current Assets                                           13,650,200

Property and Equipment, net                                                    2,615,600
Goodwill                                                                      11,293,000
Other Assets, net                                                                440,200

                                                                           --------------
TOTAL ASSETS                                                               $  27,999,000
                                                                           ==============

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
     Line of Credit                                                              659,000                                           $
     Accounts Payable                                                          7,502,500
     Accrued Expenses                                                          2,603,800
     Current Maturities of Long-Term Debt                                        524,900
     Customer Deposits                                                           403,200
     Deferred Revenues                                                         1,597,900
     Income Taxes Payable                                                         15,600
     Manditorily Redeemable Preferred Stock (in default)                      14,671,000
     Purchase Price Payable for Acquisitions                                   2,126,400
                                                                            -------------
               Total Current Liabilities                                      30,104,300

Long-Term Debt, net of current portion                                         2,011,100
Other                                                                             42,900

                                                                            -------------
Total Liabilities                                                             32,158,300

Manditorily Redeemable Series A  Preferred Stock, $0.001 par value,
9,850 issued and outstanding as at September 30, 2001 (liquidation               -
value of $14,671,000)(in default) (classified as a current liability)

Manditorily Redeemable Warrants                                                3,426,600

STOCKHOLDERS' DEFICIT
     Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000            0
     authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
     Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225      94,400
     shares issued and outstanding.
     Additional Paid In Capital                                               65,143,600
     Treasury Stock                                                              (60,000)
     Accumulated Deficit                                                     (72,763,900)
                                                                           --------------
               Total Stockholders' Deficit                                    (7,585,900)

TOTAL LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND
                                                                           --------------
STOCKHOLDERS' DEFICIT                                                      $  27,999,000
                                                                           ==============

       See accompanying Notes to Consolidated Financial Statements.



                                  Aspeon, Inc.
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                      2001                  2000
                                                                                ----------------     ------------------

Revenue
      Products                                                                  $     7,815,500      $      13,310,400
      Services                                                                        3,901,800              6,314,700
                                                                                ----------------     ------------------
      Total Revenue                                                                  11,717,300             19,625,100

Cost of Sales
      Products                                                                        6,761,800             12,018,500
      Services                                                                        3,495,700              5,021,000
                                                                                ----------------     ------------------
      Total Cost of Sales                                                            10,257,500             17,039,500
                                                                                ----------------     ------------------
Gross Profit                                                                          1,459,800              2,585,600

Operating Expenses
      Research and Development                                                          262,200                333,400
      General and Administrative Expenses                                             2,062,200              8,307,400
      Selling and Marketing Expenses                                                    996,300              1,976,300
      Impairment Charge                                                                       0             17,336,000
                                                                                ----------------     ------------------
      Total Operating Expenses                                                        3,320,700             27,953,100

      Operating (Loss)                                                               (1,860,900)           (25,367,500)

Interest and Other Income / (Expenses) Net                                             (574,100)              (146,400)
                                                                                ----------------     ------------------
(Loss) before Income Taxes and Cumulative Effect of Accounting Change                (2,435,000)           (25,513,900)

Provision for Income Taxes                                                              (29,900)               (57,500)
                                                                                ----------------     ------------------
(Loss) before Cumulative Effect of Accounting Change                                 (2,464,900)           (25,571,400)

Cumulative Effect of Accounting Change (net of income tax of $0)                              0                817,600
                                                                                ----------------     ------------------
Net (Loss)                                                                           (2,464,900)           (24,753,800)

Accretion of Manditorily Redeemable Series A Preferred Stock Dividends                 (147,800)              (685,500)
                                                                                ----------------     ------------------
Net Loss Available to Common Stockholders                                       $    (2,612,700)     $     (25,439,300)
                                                                                ================     ==================

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

      Before Cumulative Effect of Accounting Change                             $        ($0.26)     $          ($2.72)
      Cumulative Effect of Accounting Change                                              $0.00                  $0.09
                                                                                ----------------     ------------------
      Net (Loss) Per Common Share                                               $        ($0.26)     $          ($2.63)
                                                                                ================     ==================

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        9,436,225             9,401,435
                                                                                ================     ==================

          See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                          Three Months Ended
                                                                                              September 30,
                                                                                       2001                  2000
                                                                                -----------------     ------------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET (LOSS)                                                                      $     (2,464,900)     $     (24,753,800)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Cumulative  Effect of Accounting Change                                                  0               (817,600)
      Depreciation and Amortization                                                      706,100              1,565,500
      Warrant Valuation Adjustment                                                             0               (137,800)
      Amortization of Deferred Stock-Based Compensation                                        0                 83,200
      Impairment Charge                                                                        0             17,366,000
      Write-Off of Assets                                                                      0                291,400
      Net Change in Allowance Accounts                                                         0              2,862,600
      Penalty Interest on Manditorily Redeemable Preferred Stock                         554,100                      0

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                      (1,107,200)            (1,771,800)
      (Increase)/Decrease in Inventories                                               2,121,400              2,687,300
      (Increase)/Decrease in Prepaid Expenses and Other Current Assets                  (411,000)               428,500
      Increase/(Decrease) in Accounts Payable                                           (418,900)            (1,649,900)
      Increase/(Decrease) in Accrued Expenses                                           (530,000)            (2,052,000)
      Increase/(Decrease) in Customer Deposits                                          (540,300)              (788,900)
      Increase/(Decrease) in Deferrred Revenues                                          478,700                552,100
                                                                                -----------------     ------------------
      Total Cash Flow provided by / (used in) Operating Activities                    (1,612,000)            (6,135,200)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                           (56,600)              (336,900)
      Proceeds from Sale of Securities                                                         0                275,300
      Notes Advanced to Related Parties                                                        0               (400,000)
      Repayment of Notes Due From Related Parties                                              0                706,000
                                                                                -----------------     ------------------
      Total Cash Flow provided by / (used in) Investing Activities                       (56,600)               244,400

CASH FLOW FROM FINANCING ACTIVITIES
      Net Borrowing / (Repayments) Under Line of Credit                                 (308,700)               158,400
      Current Obligations Converted to Long-Term Debt                                  1,115,300                      0
      Preferred Stock Dividend Paid                                                            0               (150,000)
      Repayment of Notes Payable and Capital Leases                                      (26,700)              (136,400)
                                                                                -----------------     ------------------
      Total Cash Flow provided by / (used in)  Financing Activities                      779,900               (128,000)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                 215,900                221,300

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $       (672,800)     $      (5,797,500)
                                                                                =================     ==================

Cash and Cash Equivalents at the beginning of the period                        $      1,179,100      $       8,853,200
                                                                                =================     ==================
Cash and Cash Equivalents at the end of the period                              $        506,300      $       3,055,700
                                                                                =================     ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $         27,100      $         253,900
                                                                                -----------------     ------------------
Cash paid for income tax                                                        $              0      $               0
                                                                                -----------------     ------------------

                  See accompanying Notes to Consolidated Financial Statements.

                                                  ASPEON, INC.                                  (Continued...)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                     Common Stock      Treasury Stock     Additional Deferred        Retained      Accumulated
                                                          Paid - in  Stock-based     Earnings /   Comprehensive   Comprehensive
                   Shares     Amount   Shares    Amount   Capital   Compensation    (Accumulated    Profit /      (Profit/Loss)
                                                                                       Deficit)     (Loss)
                      #         $        #         $         $           $             $            $
Balance, June 30
1999                 8,887,203   88,900        0      0    55,800,700    (6,700)   3,799,700        (72,200)

Shares issued in
connection with        104,802    1,000        0      0     2,059,700         0            0              0
the acquisition
of Monument

Shares issued in
connection with        271,256    2,700        0      0     2,565,300         0            0              0
the earnout provi-
sions of the RGB
and Jade acquisi-
tions

Accretion of man-
datorily redeemable
preferred stock              0        0        0      0     3,708,400         0   (3,708,400)             0
beneficial conver-
sion feature

Accretion of man-
datorily redeemable
preferred stock              0        0        0      0             0         0     (816,000)             0
discount and
dividends

Amortization of
deferred stock-
based compensation           0        0        0      0             0     6,700            0              0

Exercise of stock
options                119,900    1,200        0      0       915,400         0            0              0

Net & Comprehensive
Profit                                                                            (9,301,200)      (895,700)  (10,196,900)
                                                                                                                =========
                      --------  -------- -------- ------  --------- -----------  ----------     ----------
Balance, June 30
2000                 9,383,161   93,800        0      0    65,049,500         0  (10,025,900)      (967,900)

Conversion of man-
datorily redeemable     53,064      600        0      0        94,100         0            0              0
preferred stock

Accretion of man-
datory redeemable
stock discount               0        0        0      0             0         0   (7,192,100)             0
and dividends

Purchase of
Treasury Stock               0        0  (60,000)     0             0         0

Net & Comprehen-
sive (Loss)                                                                      (51,743,300)      (634,500)  (52,377,800)
                                                                                                               =========
                      --------  -------- --------  -----  --------- -----------  ----------       ----------
Balance, June 30
2001                 9,436,225    94,400  (60,000)     0    65,143,600 $       0 (68,961,300)    (1,602,400)

Accretion of man-
datory redeemable
stock discount               0         0        0      0          0            0    (147,800)             0
and dividends

Net & Comprehensive
(Loss)                                                                            (2,464,900)       412,500    (2,052,400)
                                                                                                                =========
                      --------  -------- --------  -----  --------- -----------  ----------      ----------
Balance, September
30 2001              9,436,225 $ 94,400  (60,000)$    0 $ 65,143,600 $        0 $(71,574,000)  $ (1,189,900)

                                                                                                (72,763,900)

                                                  ASPEON, INC.   (...Continued)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                             Total

                               $

Balance, June 30
1999                       59,610,400

Shares issued in
connection with             2,060,700
the acquisition
of Monument

Shares issued in
connection with             2,568,000
the earnout provi-
sions of the RGB
and Jade acquisi-
tions

Accretion of man-
datorily redeemable
preferred stock                    0
beneficial conver-
sion feature

Accretion of man-
datorily redeemable
preferred stock             (816,000)
discount and
dividends

Amortization of
deferred stock-
based compensation             6,700

Exercise of stock
options                      916,600

Net & Comprehensive
Profit                   (10,196,900)

                           ----------
Balance, June 30
2000                      54,149,500

Conversion of man-
datorily redeemable           94,700
preferred stock

Accretion of man-
datory redeemable
stock discount            (7,192,100)
and dividends

Purchase of
Treasury Stock               (60,000)

Net & Comprehen-
sive (Loss)              (52,377,800)
                           ----------
Balance, June 30
2001                    $ (5,385,700)

Accretion of man-
datory redeemable
stock discount              (147,800)
and dividends

Net & Comprehensive
(Loss)                    (2,052,400)
                           ----------
Balance, September
30 2001                 $ (7,585,900)

                          (7,585,900)

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

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and on August 1, 2006 we filed the Form 10QSB for the three months ended September 30, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October1, 2001 through June 30, 2003.

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

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Form 10QSB for the three months ended September 30, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October1, 2001 through June 30, 2003.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the years ended June 30, 2001, 2004 and 2005 filed with the SEC.

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

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has completed the audit of our June 30, 2001 financial statements and in September 2006 we filed our Form 10-QSB for the three months ended September 30, 2001.

         We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October1, 2001 through June 30, 2003

         We have also included unaudited and audited extracts from our financial statements for the period July 1, 2001 through June 30, 2005 on pages 74 though 76 below.

Note. 3           Liquidity

            As of September 30, 2001, we had $ 506,000 cash and cash equivalents on hand, a working capital deficit of $ 16.5 million and a shareholders' deficit of $7.9 million.

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

         In October 2000, we received a notice of default from our Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 29 below). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us which alleged violations of the federal securities laws (Note 17 see page 38 below), and our ability to raise funds from additional debt and, or, equity. We had reduced our workforce and planed to further reduce expenditures. We believed that such reductions, the securing of a new working capital borrowing facility, together with funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 29 below. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, management intended to obtain additional debt or private equity financing. There could be no assurance that such additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

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

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future. There is no guarantee that Mr. Cutler will continue to provide us with further financing in the future.

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


Aspeon, Inc.                                established September 1995.         ceased trading operations as
at June 30, 2003.

                                                                                assets transferred to the trustee
                                                                                for the assignment for the benefit
                                                                                of Aspeon and CCI creditors in January
                                                                                2004




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

         In February 2001, our subsidiary, RGB, sold its interest in Teneo Limited to employees of Teneo for the consideration of a $350,000 note which is reflected in other assets in the consolidated balance sheet. Consequently a gain on sale of $432,000 was recognized during the fiscal year ended June 30, 2001.

         On March 1, 2001, we completed the sale of the consulting contracts and certain of the fixed assets of our Dynamic Technologies, Inc. (DTI) subsidiary to a company controlled by DTI's former owners and certain shareholders of ours, for a purchase price of $900,000 and the return for cancellation of 200,000 shares of our Common Stock valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the fiscal year ended June 30, 2001.

Note. 6           Summary of Significant Accounting Policies

Cash and Cash Equivalents -- Cash and cash equivalents consist of cash and highly liquid debt instruments with original maturities of less than three months.

Inventories - Inventories at September 30, 2001 and 2000 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

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

An impairment charge of $17,366,000 was recognized at September 30, 2000, $16,643,600 in respect of the goodwill associated with the DTI and Monument acquisitions and $741,400 in respect of other intangible assets. No impairment charge was recognized in the three months ended September 30, 2001.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The net loss for the three months ended September 30, 2001 was $(2,465,000) compared to a comprehensive loss of $(2,052,000) a variance of $413,000. The net loss for the three months ended September 30, 2000 was $(24,754,000) compared to a comprehensive loss of $(24,833,000) a variance of $79,000. In both years the variance related primarily to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom and unrealized gains (losses) on available-for-sale securities.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the three months ended September 30, 2001 and 2000 as we had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive.

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

Cumulative Effect of Accounting Change -- Effective July 1, 2000, we adopted SFAS No. 133, which established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, were required to be recorded on the consolidated balance sheet at fair value. If the derivative was designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk were recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative were recorded in other comprehensive income
(OCI) and were recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges were recognized in earnings.

          At July 1, 2000 and September 30, 2000, we had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. We issued these derivatives as an incentive to the preferred stockholder to execute the transaction on March 8, 2000 discussed in Note 12 on page 29 below. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $2,600 at March 8, 2000, June 30, 2000 and September
30, 2000, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and September 30, 2000,
respectively. We did not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, we had no derivatives designated as hedging instruments.

         We recorded a pre- and after-tax reduction to loss of $817,600 for the cumulative effect at July 1, 2000 for the adoption of SFAS No. 133. For the three months ended September 30, 2000, derivative gains of $133,000 are included in other income.

          The mandatorily redeemable minority interest warrants were valued using the Black-Scholes option pricing model with the following assumptions:

                                         March 8,     June 30,   September 30,
                                           2000          2000            2000
                                       ------------  ------------ ------------
Risk free interest rate                        6.6%          6.2%          5.9%
Dividend yield                                None          None          None
Volatility                                    84.0%        107.0%        130.0%
Term                                       6 years     5.7 years      5.4 years
Exercise price                          $     5.00   $      5.00   $      5.00


         The mandatory redemption option was valued using the Black-Scholes option pricing model with the following assumptions:

                                            March 8,     June 30,  September 30,
                                              2000         2000           2000
                                        ------------  -----------  -------------
Risk free interest rate                         6.5%          6.4%           --
Dividend yield                                 None          None          None
Volatility                                     82.0%         92.0%           --
Term                                        2 years       2 years            --
Exercise price                          $     20.00   $     20.00  $      20.00


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

            In May 2005, the FASB issued FASB Statement No. 154, which replaces APB Opinion No. 20 and FASB No. 3. This Statement provides guidance on the reporting of accounting changes and error corrections. It established, unless impracticable retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements to a newly adopted accounting principle. The Statement also provides guidance when the retrospective application for reporting of a change in accounting principle is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. This Statement is effective for financial statements for fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We do not believe that the adoption of FASB Statement No. 154 will have a material impact on our financial conditions or results of operation.

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

Note. 7.                   Assets

            Effective January 1, 2004, all our remaining assets, with the exception of certain other receivables, were transferred to the trustee of the assignment for benefit of the Aspeon and CCI creditors at a fair market value of $496,000. Our only remaining asset - other receivables - related to Directors' and Officers' insurance due from our insurance company to be paid to our attorneys in respect of legal fees incurred in respect of the law suit brought against us by certain of our shareholders

Note 8.           Intangible Assets

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

OTHER INTANGIBLE ASSETS

            Other intangible assets include the estimated value associated with a non-compete agreement, workforce and software acquired in the acquisition of DTI (Note 5, page 15 above). These items are being amortized on a straight-line basis over periods ranging from two to ten years.

            At September 30, 2000, we recorded an impairment charge of $17,366,000. The provision included charges for the write-off of $16,624,600 of goodwill associated with DTI and Monument and the write-off of the remaining $741,400 balance of other intangible assets.

Note 9.            Liabilities

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

Note 10.                   Accrued Severance Costs

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

Note. 11          Lines of Credit, Debt & Notes Payable

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


         The term loan was repaid in full in December 2000. At that time, the revolving line of credit facility was limited to aggregate borrowings, which at no time was to exceed $3,538,000
          In November 2000, additional events of default occurred under the loan agreement. In March 2001, we obtained from the lender a forbearance from exercising its rights and remedies in terms of the credit facility to allow us to obtain financing sufficient to fully repay our obligations. Terms of the forbearance agreement provided aggregate outstanding principal be limited to the lesser of $1,375,000 less any loan reserves or the sum of:

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

            The remainder of the balance of notes payable as at March 31, 2006 represents a loan to us of $169,000 by David J Cutler, our Chief Executive Officer and one of our directors. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

Note. 12          Mandatorily Redeemable Series A Preferred Stock

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

         The components of the accretion of the mandatory redeemable preferred stock included in the statements of stockholders' equity for the three and nine months ended March 31, 2001 were as follows:


                                                 Three months      Nine months
                                                     Ended             Ended
                                               ----------------  -----------------
                                               March 31, 2001       March 31, 2001
Discount accretion to stated face value        $ --              $  4,138,400
Premium on mandatory redemption accretion        --                 2,462,400
Dividend recordation                              147,800           443,500
                                               ----------------  -----------------
                                               $  147,800        $  7,044,300
                                               ================  =================

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

Note. 13 Stockholders' Equity

Common Stock

         In August 2000, 150 shares of Preferred Stock plus accrued and unpaid dividends were converted into 53,064 shares of our common stock valued at $94,700.

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

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

            In December 1997, our stockholders approved our 1997 Equity Incentive Plan (the "1997 Plan") under which the Board, or a committee appointed for such purpose, was authorized to grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants to acquire up to an aggregate of 2,100,000 shares of our common stock. Options issued under the 1997 Plan generally vested 20% per year over a 5-year period. All options expired ten years from the date of grant.

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

            Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2003, all outstanding stock options were cancelled except for the following which were outstanding during the year ended June 30 2004:


                                                              YEAR ENDED
                                                              JUNE 30, 2004
                                                              ------------------------------------------
                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                OPTIONS             EXERCISE PRICE
FOR OPTIONS GRANTED AT FAIR MARKET
  VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                                           850,000            $0.063
  Granted..........................                                   --                --
  Exercised........................                                   --                --
  Canceled.........................                                   --                --
                                                               -----------         --------
Options outstanding................                              850,000            $0.063
                                                               ===========         ========
Options exercisable................                              616,667            $0.063
                                                               ===========         ========

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

            In connection with the credit facility described in Note 11, we issued warrants to purchase 100,000 shares of its common stock at $9.00 per share to the financial institution and warrants to purchase 35,000 shares of its common stock at prices ranging from $9.36 to $12.65 to its independent financial advisors. The fair value of these warrants was estimated at $621,900 at the date of grant using a Black-Scholes pricing model with the assumptions described above. The fair value of the warrants was reflected as deferred financing costs included in other assets and in additional paid in capital in our balance sheets. As of June 30, 2000, deferred financing costs of $312,900 were included in other assets. The warrants expired unexercised in June 2003.

            In March 2000, we issued warrants a warrant to acquire 583,334 shares of our common stock at an initial exercise price of $17.00 per share and a warrant to acquire 1,250,000 shares of common stock of our wholly owned subsidiary, Aspeon Solutions, Inc., at an exercise price of $5.00 per share in connection with its issuance of our Preferred Stock (Note 12). On May 1, 2002 both of these warrants were cancelled as part of our negotiated settlements of the liabilities outstanding with our Preferred Shareholders.

            Consequently as at March 31, 2006 no warrants were outstanding and none have been issued subsequently.

Note. 14 Treasury Stock

         In connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock, valued at $60,000, were cancelled

Note. 15 Related Party Transactions

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

         In February 2001, our subsidiary, RGB, sold its interest in Teneo Limited to employees of Teneo for the consideration of a $350,000 note which is reflected in other assets in the consolidated balance sheet. Consequently a gain on sale of $432,000 was recognized during the fiscal year ended June 30, 2001.

         On March 1, 2001, we completed the sale of the consulting contracts and certain of the fixed assets of our Dynamic Technologies, Inc. (DTI) subsidiary to a company controlled by DTI's former owners and certain shareholders of ours, for a purchase price of $900,000 and the return for cancellation of 200,000 shares of our Common Stock valued at $60,000. With the completion of the transfer of its help desk business to a third party on April 27, 2001, the business activities of DTI ceased. A gain on the sale of the net assets of DTI totaling $820,900 was recognized during the fiscal year ended March 31, 2001.

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

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

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

Note.16  Segment Reporting

            Our reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The segments and a description of their businesses follows:

            The Research and Development segment provides all research and devel -opment activities for the other business segments

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

            Information about our reportable segments for the three months ended September 30 follows:


                                      POS             SOLUTION            ASP
                                    PRODUCTS          SERVICES        SERVICES       TOTAL
                                  --------------     -----------     -----------   -----------
2001
Revenues......................     $  4,416,900     $  7,617,700     $   686,100   $ 12,720,700
Net income (loss).............       (2,275,000)          89,200        (286,500)    (2,472,300)
Total assets..................     $ 17,727,900     $  8,454,700     $ 1,816,400   $ 27,990,000

2000
Revenues......................      $12,465,100     $  7,243,700     $ 2,942,900   $ 22,651,700
Net income (loss).............       (3,884,100)      (1,062,800)    (19,469,000)   (24,415,900)
Total assets..................      $44,937,900     $ 12,626,200     $ 4,779,400   $ 62,343,500

A reconciliation of total segment sales to total consolidated revenues and total segment net income (loss) to total consolidated net income (loss) for the three months ended September 30 is as follows:


                                                            2001                   2000
                                                          -----------           ------------
REVENUES:
  Total segment revenues..............................   $  12,720,700          $ 22,651,700
  Elimination of inter-segment revenues...............      (1,003,400)           (3,026,600)
                                                         --------------        -----------------
  Consolidated revenues...............................   $  11,717,300          $ 19,625,100
                                                         ==============        =================
NET (LOSS):
  Total segment net (loss).....................          $  (2,472,300)         $(24,415,900)
  Elimination of inter-segment gross profit net of
    income taxes......................................           5,600              (138,600)
  Elimination of non-segment expenses, net of taxes...            --                (199,300)
                                                         --------------        -----------------
  Consolidated net (loss)......................          $  (2,466,700)         $(24,753,800)
                                                         ==============        =================


Specified items included in segment (loss) for the three months ended September 30:


                                          POS              SOLUTION              ASP
                                        PRODUCTS           SERVICES            SERVICES             TOTAL
                                    ------------------  -------------       --------------     --------------
2001

Interest expense..............      $   (556,900)       $    (11,500)       $     (13,200)      $   (581,600)
Interest income...............             1,700               5,800                  --               7,500
Depreciation and amortization
  expense.....................          (201,500)            (49,600)            (455,000)          (706,100)
Income tax (expense) /
  benefit...................              (7,800)             37,700                  --              29,900
Expenditures for additions to
  long-lived assets...........      $      8,200        $     36,400        $      12,000       $     56,600

2000

Interest expense..............      $   (219,100)       $    (28,300)       $      (6,500)      $   (253,900)
Interest income...............           117,700              13,300                6,500            137,500
Depreciation and amortization
  expense.....................          (262,000)           (264,000)          (1,039,300)        (1,565,500)
Impairment Charge                            --                 --            (17,366,000)       (17,366,000)
Income tax (expense) /
  benefit...................              75,000            (133,500)                --              (57,500)
Expenditures for additions to
  long-lived assets...........      $    (57,000)       $    (42,800)       $    (236,300)      $   (336,900)


Revenues and long-lived asset information by geographic area as of and for the three months ended September 30:


                          UNITED
                          STATES            EUROPE           ASIA          AUSTRALIA         TOTAL
                        -----------       -----------      ----------   ----------------   -----------
2001

Revenues..............     $ 6,094,400    $ 5,115,100    $     --       $   507,800      $ 11,717,300
Long-lived assets.....     $39,318,600    $ 2,377,800    $ 1,454,700    $    42,400      $ 43,193,500

2000

Revenues..............     $ 2,391,700    $   127,500    $   485,700    $    50,900      $  3,055,800
Long-lived assets.....     $ 5,381,300    $   270,500    $   912,000    $    38,400      $  6,602,200


Note.17  Commitments

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

         We leased office and warehouse space in Warrington, Cheshire UK comprising approximately 7,200 square feet to support sales, administration, and warehousing activities for the Solutions Services business. We paid rent of approximately $4,500 per month. The lease expired in 2001 and was subsequently extended to September 2003. Aspeon, Inc. provided a guaranty in respect of this lease that was to be released on its sale of RGB in March 2002 and in respect of which it was indemnified by the purchasers of RGB. Aspeon, Inc.'s potential contingent liability in respect of this lease ended in September 2003 with the expiration of the lease

Note.18  Subsequent Events

         On March 22, 2002 we signed an agreement to sell our subsidiary RGB (renamed Javelin Holdings International Ltd.), the UK holding company that in turn owned our Javelin Europe and Jade subsidiaries, to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement.

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

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $185,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 and in September we filed the Form 10QSB for the three months ended September 30, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October 1, 2001 through June 30, 2003.

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

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Form 10QSB for the three months ended September 30, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003.In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October 1, 2001 through June 30, 2003.

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

         On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler has made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Form 10QSB for the three months ended September 30, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003.In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October 1, 2001 through June 30, 2003

         On February 23, 2006 the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice of the law suit brought against us by certain of our shareholders. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

         Effective March 13, 2006, David Cutler, at that time our sole director and officer, appointed Wesley F Whiting and Redgie Green as new, non executive directors to join him on our board of directors.

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Form 10QSB for the three months ended September 30, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October 1, 2001 through June 30, 2003

LIQUIDITY AND CAPITAL RESOURCES

            As of September 30, 2001, we had $ 506,000 cash and cash equivalents on hand, a working capital deficit of $ 16.5 million and a shareholders' deficit of $7.9 million.

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

         In October 2000, we received a notice of default from our Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 29 above). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us which alleged violations of the federal securities laws (Note 17 see page 38 above), and our ability to raise funds from additional debt and, or, equity. We had reduced our workforce and planed to further reduce expenditures. We believed that such reductions, the securing of a new working capital borrowing facility, together with funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page

29 above. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, management intended to obtain additional debt or private equity financing. There could be no assurance that additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

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

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

         It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed

Delisting from NASDAQ Market and the Over the Counter Bulletin Board

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In July 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and on August 1, 2006 we filed the Form 10QSB for the three months ended September 30, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period October 1, 2001 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period October 1, 2001 through June 30, 2003.

Results of Operations - Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2001

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

Revenue.

         Revenue for the three months ended September 30, 2001 was $11,717,000 compared to $19,625,000 for the three months ended September 30, 2000, a decrease of $7,908,000 or 40.3%. Our mix of products and services sold was largely unchanged between the three months ended September 30, 2001 and 2000. The sale of products represented 66.7% of our total revenue in the three months ended September 30, 2001 compared to 67.8% the three months ended September 30, 2000, a decrease of 1.1%. Conversely the sale of services represented 33.3% of our total revenues in the three months ended September 30, 2001 compared to 32.2% the three months ended September 30, 2000, an increase of 1.1%. The revenue for products sold for the three months ended September 30, 2001 was $7,816,000 compared to $13,310,000 for the three months ended September 30, 2000, a decrease of $5,494,000 or 41.3%. The revenue for services provided for the three months ended September 30, 2001 was $3,902,000 compared to $6,315,000 for the three months ended September 30, 2000, a decrease of $2,413,000 or 38.2%

         The decease in revenues was due to the industry wide slowdown in POS hardware sales and technology spending as a whole, together with the uncertainty and loss of confidence in the marketplace in our abilities to support our products arising from the restatement of our financial results, the law suit brought against us by certain of our shareholders, the resignation of our auditors, our de-listing from Nasdaq and our weakened financial position.
Cost of Sales

         Cost of sales for the three months ended September 30, 2001 was $10,258,000 compared to $17,040,000 for the three months ended September 30, 2000, a decrease of $6,782,000 or 39.8%, broadly in line with the overall 40.3% decrease in total revenues.

         The  cost of  sales  for  products  sold  for the  three  months  ended
September 30, 2001 was $6,762,000 compared to $12,019,000 for the three months ended September 30, 2000, a decrease of $5,257,000 or 43.8% compared to the 41.3% decrease in revenue from the sale of products as set out above, a variance of 2.5%. This decrease of cost of sales as a percentage of revenue for products sold was attributable to increasing inventory reserves in the three months ended September 30, 2000 on our inventory of parts for the product lines to be discontinued. The cost of services provided for the three months ended September 30, 2001 was $3,496,000 compared to $5,021,000 for the three months ended September 30, 2000, a decrease of $1,525,000 or 30.4% compared to the 38.2% decrease in revenue from the provision of services as set out above, a variance of 7.8%. Cost of sales as a percentage of revenue from services provided increased during the three months ended September 30, 2001 as we entered into a one significant contract with low margins in 2000 and had a major impact on margins in 2001 and our revenue fell by more than we were able to reduce our fixed costs of sales for services.

Gross Profit

         Gross profit for the three months ended September 30, 2001 was $1,460,000, or 12.5% of revenue, compared to $2,586,000, or 13.2% of revenue, for the three months ended September 30, 2000, a negative variance of 0.7%. The gross profit on the sale of products was $1,054,000, or 13.5% of revenue, for the three months ended September 30, 2001 compared to $1,292,000, or 9.7% of revenue, for the three months ended September 30, 2000, a positive variance of 3.8%. The gross profit on the provision of services was $406,100 or 10.4% of revenue, for the three months ended September 30, 2001 compared to $1,294,000, or 20.5% of revenue, for the three months ended September 30, 2000, a negative variance of 10.1%. The reasons for these variances in gross profit are set out above.

Research and Development Expenses

         Research and development expenses for the three months ended September 30, 2001 were $262,000, compared to $333,000 for the three months ended September 30, 2000, a decrease of $71,000, or 21.3%. As a percentage of total revenues, research and development expenses amounted to 2.2% and 1.7% for the three months ended September 30, 2001 and 2000 respectively, an increase of 0.5%. The decreased expenditure on research and development relates primarily to additional development costs and activities relating to the design of new products in the three months ended September 30, 2000.

General and Administrative Expenses.

         General and administrative expenses for the three months ended September 30, 2001 were $2,063,000 compared to $8,307,000 for the three months ended September 30, 2000, a decrease of $6,244,000, or 75.2%. As a percentage of total revenues, general and administrative expenses amounted to 17.6% and 42.3% for the three months ended September 30, 2001 and 2000 respectively, a decrease of 24.7%. This decrease was primarily due to the fact that the three months to September 30, 2000 included substantial one off infrastructure costs associated with the ASP service business, higher goodwill amortization costs prior to the substantial write off of goodwill at September 30, 2000, severance costs associated with the termination of certain management, substantial legal and accounting fees incurred in connection with our 2000 audit and pending litigation and the loss incurred on the sale of Aspact. Also adding to the greater expense was an increase in reserves for doubtful accounts of $1.4 million, approximately $750,000 of which related to the ASP services business, part of which was sold in March 2001.

Selling and Marketing Expenses

         Selling and marketing expenses for the three months ended September 30, 2001 were $996,000, compared to $1,976,000 for the three months ended September 30, 2000, a decrease of $980,000, or 49.6%. As a percentage of total revenues, selling and marketing expenses amounted to 8.5% and 10.1% for the three months ended September 30, 2001 and 2000 respectively, a decrease of 2.6%. The variance arose due to the fact that the three months to September 30, 2000 included substantial one off costs in respect of ASP service sales infrastructure costs while the three months ended September 30, 2001 reflected the impact of the cost reduction programs introduced by us to conserve cash and attempt to achieve profitability.

Impairment Charge

         An impairment charge of $17,366,000 was recognized at September 30, 2000, $16,643,600 in respect of the goodwill associated with the DTI and Monument acquisitions and $741,400 in respect of other intangible assets. No impairment charge was recognized in the three months ended September 30, 2001

Operating Loss.

         An operating loss of $(1,861,000) was recognized in the three months ending September 30, 2001 compared to an operating loss of $(23,368,000) for the three months ended September 30, 2000, a decrease of $(21,507,000) or 92%, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

         Interest expense and other income / (expenses) for the three months ended September 30, 2001 was an expense of $(574,000), compared to an expense $(146,000) for the three months ended September 30, 2000, an increase of $428,000, or more than 100%. This increase was primarily due to a $555,000 accrual of interest relating to our mandatory redeemable preferred stock.

Provision for Income Taxes.

         The provision for income taxes for the three months ended September 30, 2001 was $30,000, compared to $58,000 for the three months ended September 30, 2000, a variance of $28,000, or 48.3%. The variance arose as the level on income which we were not able to offset against our brought forward tax losses declined between the three months ended September 30, 2001 and 2000.

Net Loss Before Cumulative Effect of Accounting Change.

         A net loss before the cumulative effect of accounting change of $(2,465,000) was recognized in the three months ending September 30, 2001 compared to a net loss before the cumulative effect of accounting change of $(25,571,000) for the three months ended September 30, 2000, an decrease of $(23,106,000), or 90.4%, due to the factors discussed above.

Cumulative Effect of Accounting Change

         A cumulative effect of accounting change of $818,000 was recognized in the three months ended September 30, 2000 in respect of the adoption of SFAS No. 133 (see Note 6 - page 20 above). No cumulative effect of accounting change was recognized in the three months ended September 30, 2001.

Net Loss After Cumulative Effect of Accounting Change and Comprehensive Loss.

         The net loss for the three months ended September 30, 2001 was $(2,465,000) compared to a comprehensive loss of $(2,052,000) a variance of $413,000. The net loss for the three months ended September 30, 2000 was $(24,754,000) compared to a comprehensive loss of $(24,833,000) a variance of $79,000. In both years the variance related to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom.

Accretion of Manditorily Redeemable Preferred Stock Discount & Dividend

         Accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend of $148,000 was recognized in the three months ending September 30, 2001 compared to $686,000 for the three months ended September 30, 2000, a decrease of $538,000 or 78.4%. The basis of the calculation of the accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend is set out in Note 12 on page 29 above.

Net Loss Available to Common Stockholders.

         A net  loss  available  to  common  stockholders  of  $(2,613,000)  was recognized in the three months ending September 30, 2001 compared to $(25,439,000) for the three months ended September 30, 2000, a decrease of $(22,826,000) or 89.7%, due to the factors discussed above.

Cash Flow Information

            As of September 30, 2001, we had $ 506,000 cash and cash equivalents on hand, a working capital deficit of $ 16.5 million and a shareholders' deficit of $7.9 million.

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

         In October 2000, we received a notice of default from our Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 29 above). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us which alleged violations of the federal securities laws (Note 17 see page 38 above), and our ability to raise funds from additional debt and, or, equity. We had reduced our workforce and planed to further reduce expenditures. we believed that such reductions, the securing of a new working capital borrowing facility, together with funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 29 above. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, management intended to obtain additional debt or private equity financing. There could be no assurance that additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

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

         During the fiscal year ended June 30, 2005, our then sole director, David J Cutler, advanced to us $88,000 by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the nine months ended March 31, 2006 Mr. Cutler made further advances to us of $80,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006, $14,243 of this debt was converted into 10,536,775 shares of our common stock on the basis of an independent third party valuation and the approval of the majority of our independent directors. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000. There is no guarantee that Mr. Cutler will continue to provide further funding to us in the future.

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

            For the three months ended September 30, 2001, net cash used in operations was $(1,612,000) compared to $(6,135,000) net cash used in operations in the three months ended September 30, 2000, a decrease of $4,523,000, or 73.7%. For the three months ended September 30, 2001 the net loss, adjusted for non-cash items, was $(1,205,000) compared to a the net loss, adjusted for non-cash items, of $(3,541,000) for the three months ended September 30, 2000, a decrease of $2,336,000, or 66% due to the decreased level of our operating losses for the three months ended September 30, 2001 for the reasons set out above. In the three months ended September 30, 2001 changes in operating assets and liabilities consumed net cash of $(403,000) as compared to changes in operating assets and liabilities for the three months ended September 30, 2000 which consumed net cash of $(2,595,000), a variance of $2,192,000, or 84.5%. This variance in the changes in operating assets and liabilities was largely due to substantially greater reduction the level of our accounts payable and accrued expenses in the three months ended September 30, 2000 as compared to the three months ended September 30, 2001.

            Cash flow used in investing activities was $(57,000) for the three months ended September 30, 2001 compared to $244,000 cash provided by investing activities for the three months ended September 30, 2000, a variance of $301,000, or more than 100%. In the three months ended September 30, 2001 we used $57,000 for the purchase of fixed assets. This compared to the three months ended September 30, 2000 where we used $337,000 for the purchase of fixed assets offset by $276,000 received from the proceeds of the sale of investments and a net $306,000 from the repayment of advances under notes receivable to related parties.

         Cash flow generated by financing activities was $780,000 for the three months ended September 30, 2001 compared to $(128,000) used in financing activities for the three months ended September 30, 2000, a variance of $908,000, or more than 100%. In the three months ended September 30, 2001 we generated $1,115,000 from the conversion of current obligations to long term debt offset by $(311,000) in repayment of our line of credit and capital leases. This compared to the three months ended September 30, 2000 where we generated $158,000 under our line of credit offset by $186,000 paid in respect of dividends on our Preferred Stock and capital lease payments.

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

Item 2.  Changes in Securities.

All details of changes in our securities are set out in Note 13. Shareholders' Equity on page 32 above.

Item 3.  Defaults upon Senior Securities

All details of our defaults in respect of our debt and our Preferred Stock are set out in Note. 11 Line of Credit, Debt & Notes Payable on page 27 above and Note. 12 Mandatorily Redeemable Series A Preferred Stock on page 29 above.

We are in default on a number of operating and capital leases either directly or as guarantor for our subsidiary companies. These liabilities have been included in the balance of our accounts payable. We will attempt to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities.

Item 4.  Submission of Matters to Vote of Security Holders

No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2002 through June 30, 2006 or subsequent to that date

Item 5.  Other Information.

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

        b.       Reports on Form 8-K.

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

On December 9, 2005 we filed a report on Form 8-K/A appointing Larry O'Donnell CPA PC as our independent accountant.

On March 16, 2006 we filed a report on Form 8-K appointing Messrs. Whiting and Green as two non-executive directors to our board of directors.

On March 28, 2006 we filed a report on Form 8-K reporting that on February 23, 2006 the United States Court of Appeals for the Ninth Circuit affirmed the dismissal of the court case brought against us by certain of our shareholders with prejudice.

On March 31, 2006 we filed a report on Form 8-K reporting that Mr. Cutler, one of our directors and our sole officer, converted $14,243 of his loan to us into 10,536,775 shares of our common stock on the basis of an independent third party valuation and with the approval of the majority of our independent directors.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ASPEON, INC,
                                    (Registrant)




Date: September 19, 2006            /s/     David J. Cutler
------------------------            ----------------------------------------
                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.