Form 10QSB
period 2001-12-31
ASPEON INC
filed 2006-09-26
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477


                                  ASPEON, INC.
                              -------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                            52-1945748
        ----------                                          ------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                              Identification No.)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

              Class                             Outstanding September 21, 2006
-------------------------------                 ------------------------------
Common Stock, $ 0.01 par value                    20,000,000 shares

        Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                                       PAGE

Consolidated Balance Sheet - December 31, 2001.                                     3

Consolidated Statements of Operations -      Three and Six Months ended             4
December 31, 2001 and 2000.

Consolidated Statement of Cash Flows - Six Months ended December 31,                5
2001 and 2000.

Notes to Consolidated Financial Statements.                                         6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              44

Item 3.           Controls and Procedures                                          69




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                69
Item 2.           Changes in Securities                                            71
Item 3.           Defaults on Senior Securities                                    71
Item 4.           Submission of Matters to a Vote of Security Holders              71
Item 5.           Other Information                                                71
Item 6.           Exhibits and Reports on Form 8-K.                                71

Unaudited and Audited Extracts From 2002 - 2005 Consolidated Financial Statements  77

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements



                                                                             December 31,
                                                                                 2001
                                                                           ---------------
ASSETS

Current Assets
      Cash & Cash Equivalents                                              $      371,200
      Accounts Receivable - net of allowance for doubtful debts                 4,524,100
      Inventories                                                               3,540,500
      Prepaid Expenses and Other Current Assets                                   266,200
                                                                             -------------
                Total Current Assets                                            8,702,000

Property and Equipment, net                                                     2,296,900
Goodwill                                                                       11,112,400
Other Assets, net                                                                 390,300
                                                                           ---------------
TOTAL ASSETS                                                               $   22,501,600
                                                                           ===============

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Line of Credit                                                       $      281,100
      Accounts Payable                                                          6,127,800
      Accrued Expenses                                                          2,085,600
      Current Maturities of Long-Term Debt                                        520,900
      Customer Deposits                                                           241,400
      Deferred Revenues                                                         1,000,100
      Manditorily Redeemable Preferred Stock (in default)                      15,372,900
      Purchase Price Payable for Acquisitions                                   2,123,900
                                                                             -------------
                Total Current Liabilities                                      27,753,700

Long-Term Debt, net of current portion                                          1,936,300
Other                                                                              40,200
                                                                             -------------
Total Liabilities                                                              29,730,200

Manditorily Redeemable Series A  Preferred Stock, $0.001 par value,
9,850 issued and outstanding as at December 31, 2001 (liquidation                 -
value of $15,372,900)(in default) (classified as a current liability)

Manditorily Redeemable Warrants                                                 3,426,600

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225      94,400
      shares issued and outstanding.
      Additional Paid In Capital                                               65,143,600
      Treasury Stock                                                              (60,000)
      Accumulated Deficit                                                     (75,833,200)
                                                                           ---------------
                Total Stockholders' Deficit                                   (10,655,200)

TOTAL LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND
                                                                           ---------------
STOCKHOLDERS' DEFICIT                                                      $   22,501,600
                                                                           ===============

       See accompanying Notes to Consolidated Financial Statements.


                                                  Aspeon, Inc.
                                     Consolidated Statements of Operations
                                                  (Unaudited)

                                                                      Three Months Ended                   Six Months Ended
                                                                          December 31,                         December 31,
                                                                     2001             2000                2001             2000
                                                                --------------  ----------------    ---------------  ---------------
Revenue
      Products                                                  $   6,333,200   $    10,595,100     $   14,148,700   $   23,905,500
      Services                                                      3,118,100         5,552,800          7,019,900       11,867,500
                                                                --------------  ----------------    ---------------  ---------------
      Total Revenue                                                 9,451,300        16,147,900         21,168,600       35,773,000

Cost of Sales
      Products                                                      5,739,100         8,981,200         12,500,900       20,999,700
      Services                                                      2,611,200         5,920,600          6,106,900       10,941,600
                                                                --------------  ----------------    ---------------  ---------------
      Total Cost of Sales                                           8,350,300        14,901,800         18,607,800       31,941,300
                                                                --------------  ----------------    ---------------  ---------------
Gross Profit                                                        1,101,000         1,246,100          2,560,800        3,831,700

Operating Expenses
      Research and Development                                        193,000           312,100            455,200          645,500
      General and Administrative Expenses                           2,836,800         5,477,900          4,899,000       13,785,300
      Selling and Marketing Expenses                                  880,900         1,838,900          1,877,200        3,815,200
      Impairment Charge                                                     0                 0                  0       17,366,000
                                                                --------------  ----------------    ---------------  ---------------
      Total Operating Expenses                                      3,910,700         7,628,900          7,231,400       35,612,000

      Operating (Loss)                                             (2,809,700)       (6,382,800)        (4,670,600)     (31,780,300)

Interest and Other Income / (Expenses) Net                            (74,400)         (522,600)          (648,500)        (639,000)
                                                                --------------  ----------------    ---------------  ---------------
(Loss) before Income Taxes and Cumulative Effect of                (2,884,100)       (6,905,400)        (5,319,100)     (32,419,300)
Accounting Change

Provision for Income Taxes                                             24,500            13,300             (5,400)         (44,200)
                                                                --------------  ----------------    ---------------  ---------------
(Loss) before Cumulative Effect of Accounting Change               (2,859,600)       (6,892,100)        (5,324,500)     (32,463,500)

Cumulative Effect of Accounting Change (net of income tax of $0)            0                 0                  0          817,600
                                                                --------------  ----------------    ---------------  ---------------
Net (Loss)                                                         (2,859,600)       (6,892,100)        (5,324,500)     (31,645,900)

Accretion of Manditorily Redeemable Series A Preferred               (147,700)       (6,211,000)          (295,500)      (6,896,500)
Stock Dividends
                                                                --------------  ----------------    ---------------  ---------------
Net Loss Available to Common Stockholders                       $  (3,007,300)  $   (13,103,100)    $   (5,620,000)  $  (38,542,400)
                                                                ==============  ================    ===============  ===============

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

      Before Cumulative Effect of Accounting Change             $      ($0.30)  $        ($0.73)    $       ($0.56)  $       ($3.45)
      Cumulative Effect of Accounting Change                            $0.00             $0.00              $0.00            $0.09
                                                                --------------  ----------------    ---------------  ---------------
      Net (Loss) Per Common Share                               $      ($0.30)  $        ($0.73)    $       ($0.56)  $       ($3.36)
                                                                ==============  ================    ===============  ===============

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                          9,436,225          9,436,225        9,436,225        9,418,626
                                                                ==============  ================    ===============  ===============

                  See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                      2001                  2000
                                                                                ----------------     ------------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET (LOSS)                                                                      $    (5,324,500)     $     (31,645,900)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Cumulative  Effect of Accounting Change                                                 0               (817,600)
      Depreciation and Amortization                                                   1,259,300              2,679,700
      Warrant Valuation Adjustment                                                            0               (137,800)
      Amortization of Deferred Stock-Based Compensation                                       0                 83,200
      Impairment Charge                                                                       0             17,366,000
      Write-Off of Assets                                                                     0                324,100
      Net Change in Allowance Accounts                                                        0              3,784,500
      Penalty Interest on Manditorily Redeemable Preferred Stock                      1,108,200                390,900

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                      1,978,800                 88,500
      (Increase)/Decrease in Inventories                                              4,090,000              5,793,500
      (Increase)/Decrease in Prepaid Expenses and Other Current Assets                  302,000                414,500
      Increase/(Decrease) in Accounts Payable                                        (2,696,500)            (1,881,400)
      Increase/(Decrease) in Accrued Expenses                                        (1,070,700)            (2,471,900)
      Increase/(Decrease) in Customer Deposits                                         (702,100)              (865,300)
      Increase/(Decrease) in Deferrred Revenues                                        (119,100)               626,800
                                                                                ----------------     ------------------
      Total Cash Flow provided by / (used in) Operating Activities                   (1,174,600)            (6,268,200)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                         (160,400)              (899,900)
      Cash Paid for Purchased Businesses                                                      0               (133,500)
      Proceeds from Sale of Securities                                                        0              1,025,200
      Notes Advanced to Related Parties                                                       0               (400,000)
      Repayment of Notes Due From Related Parties                                             0                706,000
                                                                                ----------------     ------------------
      Total Cash Flow provided by / (used in) Investing Activities                     (160,400)               297,800

CASH FLOW FROM FINANCING ACTIVITIES
      Net Borrowing / (Repayments) Under Line of Credit                                (686,600)              (561,200)
      Current Obligations Converted to Long-Term Debt                                 1,115,300                      0
      Preferred Stock Dividend Paid                                                           0               (297,800)
      Repayment of Notes Payable and Capital Leases                                    (105,500)              (691,200)
                                                                                ----------------     ------------------
      Total Cash Flow provided by / (used in)  Financing Activities                     323,200             (1,550,200)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                203,900                 29,800

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $      (807,900)     $      (7,490,800)
                                                                                ================     ==================

Cash and Cash Equivalents at the beginning of the period                        $     1,179,100      $       8,853,200
                                                                                ================     ==================
Cash and Cash Equivalents at the end of the period                              $       371,200      $       1,362,400
                                                                                ================     ==================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $        49,400      $         285,400
                                                                                ----------------     ------------------
Cash paid for income tax                                                        $             0      $          47,200
                                                                                ----------------     ------------------


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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001 and the three and six months ended December 31, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003.

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

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001 and the three and six months ended December 31, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003.

Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the years ended June 30, 2001, 2004 and 2005 filed with the SEC.

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

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has completed the audit of our June 30, 2001 financial statements and in September 2006 we filed our Forms 10-QSB for the three months ended September 30, 2001 and the three and six months ended December 31, 2001.

         We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003

         We have also included unaudited and audited extracts from our financial statements for the period July 1, 2001 through June 30, 2005 on pages 77 though 79 below.

Note. 3           Liquidity

            As of December 31, 2001, we had $ 371,000 cash and cash equivalents on hand, a working capital deficit of $ 19.1 million and a shareholders' deficit of $10.7 million.

         As of June  30,  2006,  we had $7  cash on  hand,  $195 of  assets,  no operating  business  or other  source  of  income,  outstanding  liabilities  of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question

            We sustained significant losses during the years ended June 30, 2001 and 2000 and had experienced negative cash flows from operations since our inception.

         In October 2000, we received a notice of default from our Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 28 below). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us which alleged violations of the federal securities laws (Note 17 see page 39 below), and our ability to raise funds from additional debt and, or, equity. We had reduced our workforce and planed to further reduce expenditures. We believed that such reductions, the securing of a new working capital borrowing facility, together with funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 28 below. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, management intended to obtain additional debt or private equity financing. There could be no assurance that such additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

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

            If we were to be subject to any further appeal which may be made in respect of the law suit brought against us by certain of our shareholders it is unlikely that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the damages assessed and we would have no alternative but to file for bankruptcy.

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. Since June 30, 2006 Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Inventories - Inventories at December 31, 2001 and 2000 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

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

         An impairment charge of $17,366,000 was recognized at September 30, 2000, $16,643,600 in respect of the goodwill associated with the DTI and Monument acquisitions and $741,400 in respect of other intangible assets. No impairment charge was recognized in the six months ended December 31, 2001.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The net loss for the six months ended December 31, 2001 was $(5,325,000) compared to a comprehensive loss of $(4,974,000) a variance of $351,000. The net loss for the six months ended
December  31,  2000  was  $(31,646,000)  compared  to a  comprehensive  loss  of
$(36,696,000)  a  variance  of  $50,000.  In both  years  the  variance  related primarily to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom and unrealized gains (losses) on available-for-sale securities.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the six months ended December 31, 2001 and 2000 as we had losses from operations and, therefore, the effect of all additional potential common stock was antidilutive.

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

         At July 1, 2000 and September 30, 2000, we had derivative instruments consisting of mandatorily redeemable minority interest warrants and an embedded "mandatory redemption" option associated with its mandatorily redeemable Series A preferred stock. We issued these derivatives as an incentive to the preferred stockholder to execute the transaction on March 8, 2000 discussed in Note 12 on page 28 below. The mandatorily redeemable minority interest warrants were valued at $867,300, $50,600 and $2,600 at March 8, 2000, June 30, 2000 and September
30, 2000, respectively. The mandatory redemption option was valued at $93,000, $43,000 and $0 at March 8, 2000, June 30, 2000 and September 30, 2000,
respectively. We did not use derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. Accordingly, we had no derivatives designated as hedging instruments.

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


Recently Issued Accounting Pronouncements -- In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The adoption of this EITF did not have a material impact on our consolidated results of operations or financial position.


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

            Consequently as at June 30, 2006 no warrants were outstanding and none have been issued subsequently.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006 $14,000 of this debt was converted to equity. Since June 30, 2006 Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

            Information about our reportable segments for the three and six months ended December 31 follows:


                                           POS             SOLUTION            ASP
                                         PRODUCTS          SERVICES         SERVICES            TOTAL
                                     --------------       -----------      -----------        -----------
Three months ended December 31:

2001
Revenues......................        $  5,096,700     $  5,675,200     $     574,700         $ 11,346,600
Net income (loss).............          (2,377,700)          38,200           (69,400)          (2,408,900)
Total assets..................        $ 14,462,800    $   6,502,000     $   1,536,800         $ 22,501,600

2000
Revenues......................        $  5,671,000     $  8,942,800        $2,326,300         $ 16,940,100
Net income (loss).............          (2,965,500)        (452,900)       (3,057,700)          (6,476,100)
Total assets..................         $20,077,600     $ 25,286,300      $  8,721,000         $ 54,084,900

Six months ended December 31:

2001
Revenues......................        $  9,513,600     $ 13,292,900    $    1,260,800         $ 24,067,300
Net income (loss).............          (4,652,700)         127,400          (355,900)          (4,881,200)
Total assets..................        $ 14,462,800     $  6,502,000     $   1,536,800        $  22,501,600

2000
Revenues......................         $18,136,100      $16,186,500     $   5,269,200         $ 39,591,800
Net income (loss).............          (6,849,600)      (1,515,700)      (22,526,700)         (30,892,000)
Total assets..................         $20,077,600     $ 25,286,300      $  8,721,000         $ 54,084,900

A reconciliation of total segment sales to total consolidated revenues and total segment net income (loss) to total consolidated net income (loss) for the three and six months ended December 31 is as follows:


                                                       Three Months Ended                Six Months Ended
                                                           December 31,                     December 31,
                                                     2001            2000               2001             2000
                                                  -----------      ------------     ------------     ------------
REVENUES:
Total segment revenues........................    $11,346,600     $ 16,940,100      $ 24,067,300   $  39,591,800
Elimination of inter-segment revenues...           (1,895,300)        (792,200)       (2,898,700)     (3,818,800)
                                                 --------------   --------------    -------------  --------------
  Consolidated revenues.......................    $ 9,451,300     $ 16,147,900      $ 21,168,600   $  35,773,000
                                                 ==============   ==============    =============  ==============


NET (LOSS):
Total segment net (loss).....................     $(2,408,900)    $ (6,476,100)     $ (4,881,200)  $ (30,892,000)
 Elimination of inter-segment gross
 profit net of income taxes...................       (320,000)        (333,300)         (312,600)       (671,000)
 Elimination of non-segment expenses,
net of taxes..................................       (130,700)         (82,700)         (130,700)        (82,900)
                                                 --------------- ----------------   -------------  --------------
---------------
  Consolidated net (loss).....................    $(2,859,600)    $ (6,892,100)     $ (5,324,500)  $ (31,645,900)
                                                 ===============  ===============   =============  ==============

Specified items included in segment (loss) for the three and six months ended December 31:


                                                 POS            SOLUTION               ASP
                                               PRODUCTS         SERVICES            SERVICES               TOTAL
                                           ---------------    --------------     --------------        --------------
Three months ended December 31

2001

Interest expense..............           $   (559,700)       $    (2,200)       $     (14,000)         $   (575,900)
Interest income...............                  2,500              2,000                  --                  4,500
Depreciation and amortization
  expense.....................               (219,500)           (55,900)            (277,800)             (553,200)
Income tax (expense) /
  benefit...................                     (100)           (24,400)                 --                (24,500)
Expenditures for additions to
  long-lived assets...........           $     57,200       $     35,400        $      11,200            $  103,800

2000

Interest expense..............           $   (572,500)       $   (27,200)       $      (6,600)          $  (593,100)
Interest income...............                 15,000              5,800               23,000                43,800
Depreciation and amortization
  expense.....................               (316,100)          (313,400)            (484,700)           (1,114,200)
Income tax (expense) /
  benefit...................                   55,700             42,600)                 --                 13,300
Expenditures for additions to
  long-lived assets...........           $    (44,700)       $  (114,600)       $    (403,700)           $ (563,000)


                                          POS                 SOLUTION              ASP
                                        PRODUCTS              SERVICES            SERVICES           TOTAL
                                     ---------------        --------------      -------------    -------------
Six months ended December 31

2001

Interest expense..............     $   (1,116,600)       $    (13,700)       $     (27,200)         $(1,157,500)
Interest income...............              4,200               7,800                  --                12,000
Depreciation and amortization
  expense.....................           (421,000)           (105,500)            (732,800)          (1,259,300)
Income tax (expense) /
  benefit...................               (7,900)             13,300                  --                 5,400
Expenditures for additions to
  long-lived assets...........     $       65,400        $     71,800        $      23,200          $   160,400

2000

Interest expense..............     $     (791,600)       $    (55,300)       $        (100)         $  (847,000)
Interest income...............            132,700              19,100               29,500              181,300
Depreciation and amortization
  expense.....................           (578,300)           (577,400)          (1,524,000)          (2,679,700)
Impairment Charge                              --                  --          (17,366,000)         (17,366,000)
Income tax (expense) /
  benefit...................              131,900            (176,100)                --                (44,200)
Expenditures for additions to
  long-lived assets...........     $     (102,500)       $   (157,400)       $    (640,000)         $  (899,900)


Revenues and long-lived asset information by geographic area as of and for the three and six months ended December 31:

Three months ended December 31:


                                    UNITED
                                    STATES           EUROPE          ASIA          AUSTRALIA        TOTAL
                                  -----------      -----------     ----------   ----------------  -----------
2001

Revenues........................   $  4,618,400    $ 4,362,500    $          --   $    470,400    $  9,451,300
Long-lived assets...............   $  2,137,000    $ 1,249,000    $     374,900   $     50,400    $  2,687,200

2000

Revenues........................   $ 9,085,700     $ 6,499,100    $      31,200   $    531,900    $ 16,147,900
Long-lived assets...............   $ 5,097,900     $   248,400    $   1,188,100   $     71,300    $  6,605,700


Six months ended December 31:


                                     UNITED
                                     STATES           EUROPE          ASIA          AUSTRALIA         TOTAL
                                  -----------       -----------      ----------   ---------------   -----------
2001

Revenues........................    $10,712,800    $   9,477,600    $        --     $   978,200   $ 21,168,600
Long-lived assets...............   $  2,137,000    $   1,249,000    $    374,900    $    50,400   $  2,687,200

2000

Revenues........................    $22,552,300     $ 11,645,500    $    255,300    $ 1,319,900    $35,773,000
Long-lived assets...............   $  5,097,900     $    248,400    $  1,188,100    $   144,500    $ 6,038,000

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001 and the three and six months ended December 31, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003.

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

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001 and the three and six months ended December 31, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003.In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003.

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001 and the three and six months ended December 31, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003.In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003

         On February 23, 2006 the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice of the law suit brought against us by certain of our shareholders. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

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

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001 and the three and six months ended December 31, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2001, we had $ 371,000 cash and cash equivalents on hand, a working capital deficit of $ 19.1 million and a shareholders' deficit of $10.7 million.


         As of June  30,  2006,  we had $7  cash on  hand,  $195 of  assets,  no operating  business  or other  source  of  income,  outstanding  liabilities  of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question


         We sustained significant losses during the years ended June 30, 2001 and 2000 and had experienced negative cash flows from operations since our inception.

         In October 2000, we received a notice of default from our Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 28 above). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us which alleged violations of the federal securities laws (Note 17 see page 39 above), and our ability to raise funds from additional debt and, or, equity. We had reduced our workforce and planed to further reduce expenditures. We believed that such reductions, the securing of a new working capital borrowing facility, together with funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 28 above. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, management intended to obtain additional debt or private equity financing. There could be no assurance that additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

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

            If we were to be subject to any further appeal which may be made in respect of the law suit brought against us by certain of our shareholders it is unlikely that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the damages assessed and we would have no alternative but to file for bankruptcy.

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. Since June 30, 2006 Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001 and three and six months ended December 31, 2001. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period January 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period January 1, 2002 through June 30, 2003.

Results of Operations - Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2001

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



Revenue.

         Revenue for the three months ended December 31, 2001 was $9,451,000 compared to $16,148,000 for the three months ended December 31, 2000, a decrease of $6,697,000 or 41.5%. Our mix of products and services sold was largely unchanged between the three months ended December 31, 2001 and 2000. The sale of products represented 67% of our total revenue in the three months ended December 31, 2001 compared to 65.6% the three months ended December 31, 2000, an increase of 1.14%. Conversely the sale of services represented 33% of our total revenues in the three months ended December 31, 2001 compared to 34.4% the three months ended December 31, 2000, a decrease of 1.4%. The revenue for products sold for the three months ended December 31, 2001 was $6,333,000 compared to $10,595,000 for the three months ended December 31, 2000, a decrease of $4,262,000 or 40.2%. The revenue for services provided for the three months ended December 31, 2001 was $3,118,000 compared to $5,553,000 for the three months ended December 31, 2000, a decrease of $2,435,000 or 43.8%

         The decease in revenues was due to the industry wide slowdown in POS hardware sales and technology spending as a whole, together with the uncertainty and loss of confidence in the marketplace in our abilities to support our products arising from the restatement of our financial results, the law suit brought against us by certain of our shareholders, the resignation of our auditors, our de-listing from Nasdaq and our weakened financial position.

Cost of Sales

         Cost of sales for the three months ended December 31, 2001 was $8,350,000 compared to $14,902,000 for the three months ended December 31, 2000, a decrease of $6,552,000 or 44%, broadly in line with the overall 41.5% decrease in total revenues.

         The cost of sales for products sold for the three months ended December 31, 2001 was $5,739,000 compared to $8,981,000 for the three months ended December 31, 2000, a decrease of $3,242,000 or 36.1% compared to the 40.2% decrease in revenue from the sale of products as set out above, a variance of 4.1%. This decrease of cost of sales as a percentage of revenue for products sold was attributable to increasing inventory reserves in the three months ended December 31, 2000 on our inventory of parts for the product lines to be discontinued. The cost of services provided for the three months ended December 31, 2001 was $2,611,000 compared to $5,921,000 for the three months ended December 31, 2000, a decrease of $3,309,000 or 55.9% compared to the 43.8% decrease in revenue from the provision of services as set out above, a variance of 12.1%. Cost of sales as a percentage of revenue from services provided increased during the three months ended December 31, 2001 as we entered into a one significant contract with low margins in 2000 and had a major impact on margins in 2001 and our revenue fell by more than we were able to reduce our fixed costs of sales for services.

Gross Profit

         Gross profit for the three months ended December 31, 2001 was $1,101,000, or 11.7% of revenue, compared to $1,246,000, or 7.7% of revenue, for the three months ended December 31, 2000, a positive variance of 4%. The gross profit on the sale of products was $594,000, or 9.4% of revenue, for the three months ended December 31, 2001 compared to $1,614,000, or 15.2% of revenue, for the three months ended December 31, 2000, a negative variance of 5.8%. The gross profit on the provision of services was $507,100 or 16.3% of revenue, for the three months ended December 31, 2001 compared to a gross loss of ($368,000) or 6.6% of revenue, for the three months ended December 31, 2000, a positive variance of 22.9%. The reasons for these variances in gross profit are set out above.


Research and Development Expenses

         Research and development expenses for the three months ended December 31, 2001 were $193,000, compared to $312,000 for the three months ended December 31, 2000, a decrease of $119,000, or 38.2%. As a percentage of total revenues, research and development expenses amounted to 2% and 1.9% for the three months ended December 31, 2001 and 2000 respectively, an increase of 0.1%. The decreased expenditure on research and development relates primarily to additional development costs and activities relating to the design of new products in the three months ended December 31, 2000.

General and Administrative Expenses.

         General and administrative expenses for the three months ended December 31, 2001 were $2,837,000 compared to $5,478,000 for the three months ended December 31, 2000, a decrease of $2,641,000, or 48.2%. As a percentage of total revenues, general and administrative expenses amounted to 30% and 33.9% for the three months ended December 31, 2001 and 2000 respectively, a decrease of 3.9%.

This decrease was primarily due to the fact that the three months to December 31, 2000 included substantial one off infrastructure costs associated with the ASP service business, higher goodwill amortization costs prior to the substantial write off of goodwill at September 30, 2000, severance costs associated with the termination of certain management, substantial legal and accounting fees incurred in connection with our 2000 audit and pending litigation and the loss incurred on the sale of Aspact. Also adding to the greater expense was an increase in reserves for doubtful accounts of $1.4 million, approximately $750,000 of which related to the ASP services business, part of which was sold in March 2001.

Selling and Marketing Expenses

         Selling and marketing expenses for the three months ended December 31, 2001 were $881,000, compared to $1,839,000 for the three months ended December 31, 2000, a decrease of $958,000, or 52.1%. As a percentage of total revenues, selling and marketing expenses amounted to 9.3% and 11.4% for the three months ended December 31, 2001 and 2000 respectively, a decrease of 2.1%. The variance arose due to the fact that the three months to December 31, 2000 included substantial one off costs in respect of ASP service sales infrastructure costs while the three months ended December 31, 2001 reflected the impact of the cost reduction programs introduced by us to conserve cash and attempt to achieve profitability.

Operating Loss.

         An operating loss of $(2,810,000) was recognized in the three months ending December 31, 2001 compared to an operating loss of $(6,383,000) for the three months ended December 31, 2000, a decrease of $(3,573,000) or 56%, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

         Interest expense and other income / (expenses) for the three months ended December 31, 2001 was an expense of $(74,000), compared to an expense $(523,000) for the three months ended December 31, 2000, an decrease of $449,000, or 85.8%. This variance was primarily due to other income of $497,000 recorded in the three months ended December 31, 2001.





Provision for Income Taxes.

         The provision for income taxes for the three months ended December 31, 2001 was a credit of $25,000, compared to a credit of $13,000 for the three months ended December 31, 2000, a variance of $12,000, or 92.3%, arising from the offset of losses in the current quarter against profits generated on prior periods.

Net Loss Before Cumulative Effect of Accounting Change.

         A net loss before the cumulative effect of accounting change of $(2,860,000) was recognized in the three months ending December 31, 2001 compared to a net loss before the cumulative effect of accounting change of $(6,892,000) for the three months ended December 31, 2000, an decrease of $(4,032,000), or 58.5%, due to the factors discussed above.

Net Loss After Cumulative Effect of Accounting Change and Comprehensive Loss.

         The net loss for the three months ended December 31, 2001 was $(2,860,000) compared to a comprehensive loss of $(2,922,000) a variance of $62,000. The net loss for the three months ended December 31, 2000 was $(6,892,000) compared to a comprehensive loss of $(6,863,000) a variance of $29,000. In both years the variance related to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom.

Accretion of Manditorily Redeemable Preferred Stock Discount & Dividend

         Accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend of $148,000 was recognized in the three months ending December 31, 2001 compared to $6,211,000 for the three months ended December 31, 2000, a decrease of 6,063,000 or 97.6%. %. The variance was largely due to our default under the terms of the Preferred Stock in October 2000 which required us to accrete the Preferred Stock to the manditorily redemption value of $12,313,000. The basis of the calculation of the accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend is set out in Note 12 on page 29 above.

Net Loss Available to Common Stockholders.

         A net loss available to common stockholders of $(3,007,000) was recognized in the three months ending December 31, 2001 compared to $(13,103,000) for the three months ended December 31, 2000, a decrease of $(10,096,000) or 77%, due to the factors discussed above.

Results of Operations - Six Months Ended December 31, 2001 Compared to Six Months Ended December 31, 2001

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

Revenue.

         Revenue for the six months ended December 31, 2001 was $21,169,000 compared to $35,773,000 for the six months ended December 31, 2000, a decrease of $14,604,000 or 40.8%. Our mix of products and services sold was unchanged between the six months ended December 31, 2001 and 2000. The sale of products represented 66.8% of our total revenue in the six months ended December 31, 2001 and 2000. Conversely the sale of services represented 33.2% of our total revenues in the six months ended December 31, 2001 and 2000. The revenue for products sold for the six months ended December 31, 2001 was $14,149,000 compared to $23,906,000 for the six months ended December 31, 2000, a decrease of $9,757,000 or 40.8%. The revenue for services provided for the six months ended December 31, 2001 was $7,020,000 compared to $11,868,000 for the six months ended December 31, 2000, a decrease of $4,848,000 or 40.8%

         The decease in revenues was due to the industry wide slowdown in POS hardware sales and technology spending as a whole, together with the uncertainty and loss of confidence in the marketplace in our abilities to support our products arising from the restatement of our financial results, the law suit brought against us by certain of our shareholders, the resignation of our auditors, our de-listing from Nasdaq and our weakened financial position.

Cost of Sales

         Cost of sales for the six months ended December 31, 2001 was $18,608,000 compared to $31,941,000 for the six months ended December 31, 2000, a decrease of $13,333,000 or 41.7%, broadly in line with the overall 40.8% decrease in total revenues.

         The cost of sales for products sold for the six months ended December 31, 2001 was $12,501,000 compared to $21,000,000 for the six months ended December 31, 2000, a decrease of $8,499,000 or 40.5% compared to the 40.8% decrease in revenue from the sale of products as set out above, a variance of 0.3%. This decrease of cost of sales as a percentage of revenue for products sold was attributable to increasing inventory reserves in the six months ended December 31, 2000 on our inventory of parts for the product lines to be discontinued. The cost of services provided for the six months ended December
31,  2001 was  $6,107,000  compared  to  $10,942,000  for the six  months  ended
December 31, 2000, a decrease of $4,835,000 or 44.2% compared to the 40.8% decrease in revenue from the provision of services as set out above, a variance of 3.6%. Cost of sales as a percentage of revenue from services provided decreased during the six months ended December 31, 2001 as we entered into a one significant contract with low margins in 2000 and had a major impact on margins in 2001 and our revenue fell by more than we were able to reduce our fixed costs of sales for services.


Gross Profit

         Gross profit for the six months ended December 31, 2001 was $2,561,000, or 12.1% of revenue, compared to $3,832,000, or 10.7% of revenue, for the six months ended December 31, 2000, a positive variance of 1.4%. The gross profit on the sale of products was $1,648,000, or 11.7% of revenue, for the six months ended December 31, 2001 compared to $2,906,000, or 12.2% of revenue, for the six months ended December 31, 2000, a negative variance of 0.5%. The gross profit on the provision of services was $913,000 or 13% of revenue, for the six months ended December 31, 2001 compared to a gross profit of $926,000 or 7.8% of revenue, for the six months ended December 31, 2000, a positive variance of 5.2%. The reasons for these variances in gross profit are set out above.

Research and Development Expenses

         Research and development expenses for the six months ended December 31, 2001 were $455,000, compared to $646,000 for the six months ended December 31, 2000, a decrease of $190,000, or 29.5%. As a percentage of total revenues, research and development expenses amounted to 2.2% and 1.8% for the six months ended December 31, 2001 and 2000 respectively, an increase of 0.4%. The decreased expenditure on research and development relates primarily to additional development costs and activities relating to the design of new products in the six months ended December 31, 2000.

General and Administrative Expenses.

         General and administrative expenses for the six months ended December 31, 2001 were $4,899,000 compared to $13,785,000 for the six months ended December 31, 2000, a decrease of $8,886,000, or 64.5%. As a percentage of total revenues, general and administrative expenses amounted to 23% and 38.5% for the six months ended December 31, 2001 and 2000 respectively, a decrease of 15.5%. This decrease was primarily due to the fact that the six months to December 31, 2000 included substantial one off infrastructure costs associated with the ASP service business, higher goodwill amortization costs prior to the substantial write off of goodwill at September 30, 2000, severance costs associated with the termination of certain management, substantial legal and accounting fees incurred in connection with our 2000 audit and pending litigation and the loss incurred on the sale of Aspact. Also adding to the greater expense was an increase in reserves for doubtful accounts of $1.4 million, approximately $750,000 of which related to the ASP services business, part of which was sold in March 2001.

Impairment Charge

         An impairment charge of $17,366,000 was recognized at September 30, 2000, $16,643,600 in respect of the goodwill associated with the DTI and Monument acquisitions and $741,400 in respect of other intangible assets. No impairment charge was recognized in the six months ended December, 2001

Selling and Marketing Expenses

         Selling and marketing expenses for the six months ended December 31, 2001 were $1,877,000, compared to $3,815,000 for the six months ended December 31, 2000, a decrease of $1,938,000, or 50.8%. As a percentage of total revenues, selling and marketing expenses amounted to 8.9% and 10.7% for the six months ended December 31, 2001 and 2000 respectively, a decrease of 1.8%. The variance arose due to the fact that the six months to December 31, 2000 included substantial one off costs in respect of ASP service sales infrastructure costs while the three months ended December 31, 2001 reflected the impact of the cost reduction programs introduced by us to conserve cash and attempt to achieve profitability.

Operating Loss.

         An operating loss of $(4,671,000) was recognized in the six months ending December 31, 2001 compared to an operating loss of $(31,780,000) for the six months ended December 31, 2000, a decrease of $(27,110,000) or 85.3%, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

         Interest expense and other income / (expenses) for the six months ended December 31, 2001 was an expense of $(649,000) broadly in line with the expense $(639,000) for the six months ended December 31, 2000.

Provision for Income Taxes.

         The provision for income taxes for the six months ended December 31, 2001 was a credit of $(5,000), compared to a credit of $(44,000) for the six months ended December 31, 2000, a variance of $39,000, or 87.8%, reflecting the lower level of brought forward profits available for offset against current year tax losses

Net Loss Before Cumulative Effect of Accounting Change.

         A net loss before the cumulative effect of accounting change of $(5,325,000) was recognized in the six months ending December 31, 2001 compared to a net loss before the cumulative effect of accounting change of $(32,464,000) for the six months ended December 31, 2000, an decrease of $(27,139,000), or 83.6%, due to the factors discussed above.

Cumulative Effect of Accounting Change

         A cumulative effect of accounting change of $818,000 was recognized in the six months ended December 31, 2000 in respect of the adoption of SFAS No. 133 (see Note 6 - page 20 above). No cumulative effect of accounting change was recognized in the six months ended December 31, 2001.

Net Loss After Cumulative Effect of Accounting Change and Comprehensive Loss.

         The net loss for the six months ended December 31, 2001 was $(5,325,000) compared to a comprehensive loss of $(4,974,000) a variance of $351,000. The net loss for the six months ended December 31, 2000 was $(31,646,000) compared to a comprehensive loss of $(31,696,000) a variance of $50,000. In both years the variance related to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom.

Accretion of Manditorily Redeemable Preferred Stock Discount & Dividend

         Accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend of $296,000 was recognized in the six months ending December 31, 2001 compared to $6,897,000 for the six months ended December 31, 2000, a decrease of 6,601,000 or 95.7%. %. The variance was largely due to our default under the terms of the Preferred Stock in October 2000 which required us to accrete the Preferred Stock to the manditorily redemption value of $12,313,000. The basis of the calculation of the accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend is set out in Note 12 on page 29 above.

Net Loss Available to Common Stockholders.

         A net loss available to common stockholders of $(5,620,000) was recognized in the six months ending December 31, 2001 compared to $(38,542,000) for the six months ended December 31, 2000, a decrease of $(32,922,000) or 85.4%, due to the factors discussed above.

Cash Flow Information

            As of December 31, 2001, we had $371,000 cash and cash equivalents on hand, a working capital deficit of $ 19.1 million and a shareholders' deficit of $10.7 million.

         As of June  30,  2006,  we had $7  cash on  hand,  $195 of  assets,  no operating  business  or other  source  of  income,  outstanding  liabilities  of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question

         We sustained significant losses during the years ended June 30, 2001 and 2000 and had experienced negative cash flows from operations since our inception.

         In October 2000, we received a notice of default from our Preferred Stockholders, which triggered certain payment requirements as well as a Repricing and Redemption Event, as defined in the Preferred Stock Agreement (see
Note 12 - page 28 above). We were also delinquent in the payments of various trade payables. These matters, among others, raised substantial doubt as to our ability to continue as a going concern. Our continued existence was dependent upon, among other factors, our ability to return to profitability, the continued forbearance of the our lenders and creditors, the successful renegotiation of the terms of our Preferred Stock, the outcome of litigation filed against us which alleged violations of the federal securities laws (Note 17 see page 38 above), and our ability to raise funds from additional debt and, or, equity. We had reduced our workforce and planed to further reduce expenditures. we believed that such reductions, the securing of a new working capital borrowing facility, together with funds expected to be generated from operations, would be sufficient to meet our expected short-term needs for working capital, exclusive of any obligation to redeem our Preferred Stock as discussed in Note 12 - page 28 above. However, there could be no assurance that sufficient cash flows would be generated by us to avoid the further depletion of our working capital, that we would successfully renegotiate the terms of our Preferred Stock, or that the outcome of the litigation would not have a material adverse impact on our operations. Accordingly, management intended to obtain additional debt or private equity financing. There could be no assurance that additional debt or equity financing would be available, if and when needed, or that, if available, such financing could be completed on commercially favorable terms.

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

            If we were to be subject to any further appeal which may be made in respect of the law suit brought against us by certain of our shareholders it is unlikely that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the damages assessed and we would have no alternative but to file for bankruptcy.

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. Since June 30, 2006 Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

            For the six months ended December 31, 2001, net cash used in operations was $(1,175,000) compared to $(6,268,000) net cash used in operations in the six months ended December 31, 2000, a decrease of $5,094,000, or 81.3%. For the six months ended December 31, 2001 the net loss, adjusted for non-cash items, was $(2,957,000) compared to a the net loss, adjusted for non-cash items, of $(7,973,000) for the six months ended December 31, 2000, a decrease of $5,016,000, or 62.9% due to the decreased level of our operating losses for the six months ended December 31, 2001 for the reasons set out above. In the six months ended December 31, 2001 changes in operating assets and liabilities generated net cash of $1,782,000 as compared to changes in operating assets and liabilities for the six months ended December 31, 2000 which generated net cash of $1,705,000, a variance of $77,000, or 4.5%.

            Cash flow used in investing activities was $(160,000) for the six months ended December 31, 2001 compared to $298,000 cash provided by investing activities for the six months ended December 31, 2000, a variance of $458,000, or more than 100%. In the six months ended December 31, 2001 we used $160,000 for the purchase of fixed assets. This compared to the six months ended December 31, 2000 where we used $900,000 for the purchase of fixed assets and $134,000 to pay for businesses we had purchased, offset by $1,025,000 received from the proceeds of the sale of investments and a net $306,000 from the repayment of advances under notes receivable to related parties.

         Cash flow generated by financing activities was $323,000 for the six months ended December 31, 2001 compared to $(1,550,000) used in financing activities for the six months ended December 31, 2000, a variance of $1,873,000, or more than 100%. In the six months ended December, 2001 we generated $1,115,000 from the conversion of current obligations to long term debt offset by $(792,000) in repayment of our line of credit, notes payable and capital leases. This compared to the six months ended December 31, 2000 where we repaid $(1,252,000) of our line of credit, notes payable and capital leases and paid $(298,000) in respect of dividends on our Preferred Stock.


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


Item 2.  Changes in Securities.

         All details of changes in our securities are set out in Note 13. Shareholders' Equity on page 31 above.

Item 3.  Defaults upon Senior Securities

         All details of our defaults in respect of our debt and our Preferred Stock are set out in Note. 11 Line of Credit, Debt & Notes Payable on page 26 above and Note. 12 Mandatorily Redeemable Series A Preferred Stock on page 28 above.

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


               UNAUDITED & AUDITED EXTRACTS FROM 2002 - 2005 FINANCIAL STATEMENTS

                                          ASPEON, INC.
                                   CONSOLIDATED BALANCE SHEET
                                          AS AT JUNE 30

                                                                   2002            2003           2004           2005
                                                                 Unaudited       Audited         Audited       Audited
                ASSETS

Current assets

      Cash and cash equivalents                               $     234,900 $          1,500 $           0 $       20,000
      Accounts receivable                                         1,762,800          986,800             0              0
      Inventories                                                   441,800          586,400             0              0
      Prepaid expenses and other current assets                     407,300          233,500         5,600          6,300
                                                                ------------  ---------------  ------------  -------------
                Total current assets                              2,846,800        1,808,200         5,600         26,300

Property and equipment, net                                         577,700          473,200             0              0
Goodwill                                                            500,000                0             0              0
Other assets, net                                                   106,600            5,200             0              0
                                                                ------------  ---------------  ------------  -------------
                Total assets                                  $   4,031,100 $      2,286,600 $       5,600 $       26,300
                                                                ============  ===============  ============  =============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities

      Accounts payable                                        $   5,565,700 $     10,780,800 $   6,763,000 $    6,762,600
      Accrued expenses                                            1,289,400          803,300       568,800        569,800
      Current maturities of long-term debt                          827,100          610,400             0              0
      Notes payable                                                       0                0       128,000        216,400
      Purchase price payable for acquisitions                     1,123,900        1,123,900       208,200        208,200
      Customer deposits and unearned income                         786,000          442,400       236,100        236,100
      Income taxes payable                                            9,100                0             0              0
                                                                ------------  ---------------  ------------  -------------
                Total current liabilities                         9,601,200       13,760,800     7,904,100      7,993,100

Long-term debt, net of current portion                            1,690,900                0             0              0
                                                                ------------  ---------------  ------------  -------------
                Total liabilities                                11,292,100       13,760,800     7,904,100      7,993,100

Stockholders' (deficit)

      Preferred stock, $0.01 par value, 990,000 shares authorized (1,000,000 authotized net of 10,000 designated as mandatorily redeemable stock);
      no shares issued and outstanding                                    0                0             0              0
      Common Stock, $0.01 par value, 20,000,000 shares authorized
      9,436,225 issued and outstanding                               94,400           94,400        94,400         94,400
      Additional paid in capital                                 84,938,400       84,938,400    84,938,400     84,938,400
      Treasury stock                                                (60,000)         (60,000)      (60,000)       (60,000)
      Accumulated deficit                                       (92,618,900)     (96,518,900)  (92,943,200)   (93,011,500)
      Accumulated other comprehensive (loss) / profit               385,100           71,900        71,900         71,900
                                                                ------------  ---------------  ------------  -------------
                Total  stockholders' equity / (deficit)          (7,261,000)     (11,474,200)   (7,898,500)    (7,966,800)
                                                                ------------  ---------------  ------------  -------------
                Total liabilities and stockholders' (deficit) $   4,031,100 $      2,286,600 $       5,600 $       26,300
                                                                ============  ===============  ============  =============


                       UNAUDITED & AUDITED EXTRACTS FROM 2002 - 2005 FINANCIAL STATEMENTS

                                                  ASPEON, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                       FOR THE TWELVE MONTHS ENDED JUNE 30

                                                            2002             2003             2004             2005
                                                        Unaudited        Unaudited          Audited           Audited

Revenues
      Products                                        $   22,131,700   $   10,749,100   $      457,800    $           0
      Services                                            10,406,600        2,476,000          407,700                0
                                                        -------------    -------------    -------------     ------------
Total revenues                                            32,538,300       13,225,100          865,500                0

Cost of revenues
      Products                                            19,173,100        8,345,500          708,700                0
      Services                                             9,622,200        1,331,400          139,400                0
                                                        -------------    -------------    -------------     ------------
Total cost of revenues                                    28,795,300        9,676,900          848,100                0
                                                        -------------    -------------    -------------     ------------
Gross profit                                               3,743,000        3,548,200           17,400                0

Operating expenses
      Research and development                               779,300          503,200                0                0
      Selling and marketing                                2,550,300          789,300           13,400                0
      General and administrative                           9,704,800        4,412,700          604,600           67,200
      Impairment charge                                   12,874,100        1,850,900                0                0
      Gain on settlement of litigation                             0                0       (1,007,200)               0
      Gain on assignment for the benefit of creditors              0                0       (3,173,100)               0
                                                        -------------    -------------    -------------     ------------
Total operating expenses                                  25,908,500        7,556,100       (3,562,300)          67,200

Income / (loss) from operations                          (22,165,500)      (4,007,900)       3,579,700          (67,200)

Interest and Other Income / (Expenses) Net                (1,048,700)         107,800           (4,100)          (1,000)
                                                        -------------    -------------    -------------     ------------
Income (loss) before income tax and                      (23,214,200)      (3,900,100)       3,575,600          (68,200)
cumulative effect of accounting change

Income tax (expense) / benefit                                (1,800)             100                0                0
                                                        -------------    -------------    -------------     ------------
Net  income / (loss)                                     (23,216,000)      (3,900,000)       3,575,600          (68,200)

Accretion of mandatorily redeemable                         (441,600)               0                0                0
Series A Preferred stock discounts and dividends
                                                        -------------    -------------    -------------     ------------
Net income (loss) available to common stockholders    $  (23,657,600)  $   (3,900,000)  $    3,575,600    $     (68,200)
                                                        =============    =============    =============     ============

Basic and Dilured income (loss) per share:

      Basic and Diluted                               $        (2.51)  $        (0.41)  $         0.38    $       (0.01)
                                                        =============    =============    =============     ============

Shares used in computing income (loss) per common share:

      Basic and Diluted                                    9,436,225        9,436,225        9,436,225        9,436,225
                                                        =============    =============    =============     ============


                       UNAUDITED & AUDITED EXTRACTS FROM 2002 - 2005 FINANCIAL STATEMENTS

                                                  ASPEON, INC.
                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)

                                        Common Stock        Additional                             Accumulated
                                                            Paid - in     Treasury   Accumulated  Comprehensive
                                     Shares      Amount      Capital       Stock      Deficit        Loss          Total

                                       #            $           $            $           $             $             $
Balance, June 30, 2001 - audited   94,316,225      94,400   65,143,600     (60,000)  (68,961,300)  (1,602,400)   (5,385,700)

Accretion of manditory redeemable                                                       (441,600)                  (441,600)
stock discount and dividends

Comprehensive (loss)                                                                 (23,216,000)   1,987,500   (21,228,500)

Forgiveness of Deferred Earnouts                               741,000                                              741,000

Cancellation of Preferred Stock                             15,627,200                                           15,627,200

Cancellation of Warrants                                     3,426,600                                            3,426,600
                                   -----------  ----------  -----------  ---------- ------------- ------------  ------------
Balance, June 30 2002 - unaudited  94,316,225      94,400   84,938,400     (60,000)  (92,618,900)     385,100    (7,261,000)

Comprehensive (Loss)                                                                  (3,900,000)    (313,200)   (4,213,200)
                                   -----------  ----------  -----------  ---------- ------------- ------------  ------------
Balance, June 30 2003 - audited    94,316,225      94,400   84,938,400     (60,000)$ (96,518,900)$     71,900 $ (11,474,200)

Comprehensive Profit                                                                   3,575,600                  3,575,600
                                   -----------  ----------  -----------  ---------- ------------- ------------  ------------
Balance, June 30 2004 - audited    94,316,225      94,400   84,938,400    (120,000)$ (92,943,300)$     71,900 $  (7,898,600)

Comprehensive (Loss)                                                                     (68,200)                   (68,200)
                                   -----------  ----------  -----------  ---------- ------------- ------------  ------------
Balance, June 30 2005 - audited    94,316,225 $    94,400 $ 84,938,400 $  (240,000)$ (93,011,500)$     71,900 $  (7,966,800)
                                   ===========  ==========  ===========  ========== ============= ============  ============

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ASPEON, INC,
                                            (Registrant)




Date: September 21, 2006                    /s/ David J. Cutler
------------------------                    --------------------------------
                                            David J. Cutler,
                                            Chief Executive Officer
                                            Chief Financial Officer.