Form 10QSB
period 2002-03-31
ASPEON INC
filed 2006-09-26
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                             52-1945748
----------------------------------                     -------------------------
(State or other jurisdiction of                        (IRS Employer Identifica-
   incorporation or organization)                      tion No.)

           2460 WEST 26th AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
          -------------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

              Class                              Outstanding September 22, 2006
--------------------------------                --------------------------------
Common Stock, $ 0.01 par value                     20,000,000 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]


                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                         PAGE

Consolidated Balance Sheet - March 31, 2002.                                        3

Consolidated Statements of Operations - Three and Nine Months ended                 4
March 31, 2002 and 2001.

Consolidated Statement of Cash Flows - Nine Months ended March 31,                  5
2002 and 2001.

Notes to Consolidated Financial Statements.                                         6


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                              44

Item 3.           Controls and Procedures                                          70




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                70
Item 2.           Changes in Securities                                            72
Item 3.           Defaults on Senior Securities                                    72
Item 4.           Submission of Matters to a Vote of Security Holders              72
Item 5.           Other Information                                                72
Item 6.           Exhibits and Reports on Form 8-K.                                72

Unaudited and Audited Extracts From 2002 - 2005 Consolidated Financial Statements  78

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                     Aspeon, Inc.
                              Consolidated Balance Sheet
                                     (Unaudited)


                                                                              March 31,
                                                                                 2002
                                                                           ---------------
ASSETS

Current Assets
      Cash & Cash Equivalents                                              $      177,700
      Accounts Receivable - net of allowance for doubtful debts                 1,153,800
      Inventories                                                               1,457,600
      Prepaid Expenses and Other Current Assets                                 1,803,100
                                                                             -------------
                Total Current Assets                                            4,592,200

Property and Equipment, net                                                     2,027,900
Goodwill                                                                        6,071,800
Other Assets, net                                                                 302,100
                                                                           ---------------
TOTAL ASSETS                                                               $   12,994,000
                                                                           ===============

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES & STOCKHOLDERS' DEFICIT

Current Liabilities
      Line of Credit                                                       $            0
      Accounts Payable                                                          4,674,300
      Accrued Expenses                                                          2,405,100
      Current Maturities of Long-Term Debt                                        416,400
      Customer Deposits                                                           219,800
      Deferred Revenues                                                           735,200
      Manditorily Redeemable Preferred Stock (in default)                      16,074,700
      Purchase Price Payable for Acquisitions                                   2,123,900
                                                                             -------------
                Total Current Liabilities                                      26,649,400

Long-Term Debt, net of current portion                                          1,660,200
Other                                                                               9,900
                                                                             -------------
Total Liabilities                                                              28,319,500

Manditorily Redeemable Series A  Preferred Stock, $0.001 par value,
9,850 issued and outstanding as at Marcg 31, 2002 (liquidation                    -
value of $16,074,700)(in default) (classified as a current liability)

Manditorily Redeemable Warrants                                                 3,426,600

STOCKHOLDERS' DEFICIT
      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  9,436,225      94,400
      shares issued and outstanding.
      Additional Paid In Capital                                               65,143,600
      Treasury Stock                                                              (60,000)
      Accumulated Deficit                                                     (83,930,100)
                                                                           ---------------
                Total Stockholders' Deficit                                   (18,752,100)

TOTAL LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND
                                                                           ---------------
STOCKHOLDERS' DEFICIT                                                      $   12,994,000
                                                                           ===============


          See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                                Three Months Ended                    Nine Months Ended
                                                                     March 31,                             March 31,
                                                                2002             2001                2002              2001
                                                          ---------------  ----------------    ----------------  ---------------
Revenue
      Products                                            $    4,468,100   $    10,137,400     $    18,616,800   $   34,042,900
      Services                                                 2,210,500         4,562,800           9,230,400       16,430,300
                                                          ---------------  ----------------    ----------------  ---------------
      Total Revenue                                            6,678,600        14,700,200          27,847,200       50,473,200

Cost of Sales
      Products                                                 3,380,400         9,751,500          15,881,300       30,751,200
      Services                                                 2,250,500         3,249,900           8,357,400       14,191,500
                                                          ---------------  ----------------    ----------------  ---------------
      Total Cost of Sales                                      5,630,900        13,001,400          24,238,700       44,942,700
                                                          ---------------  ----------------    ----------------  ---------------
Gross Profit                                                   1,047,700         1,698,800           3,608,500        5,530,500

Operating Expenses
      Research and Development                                   168,800           325,900             624,000          971,400
      General and Administrative Expenses                      2,069,900         5,270,800           6,968,900       19,056,100
      Selling and Marketing Expenses                             374,000         1,515,900           2,251,200        5,331,100
      Gain on Debt Restructuring                                (520,100)                0            (520,100)               0
      Loss on Disposal of Fixed Assets                         7,276,100                 0           7,276,100                0
      Impairment Charge                                                0         2,664,900                   0       20,030,900
                                                          ---------------  ----------------    ----------------  ---------------
      Total Operating Expenses                                 9,368,700         9,777,500          16,600,100       45,389,500

      Operating (Loss)                                        (8,321,000)       (8,078,700)        (12,991,600)     (39,859,000)

Interest and Other Income / (Expenses) Net                    (1,058,200)          459,600          (1,706,700)        (179,400)
                                                          ---------------  ----------------    ----------------  ---------------
(Loss) before Income Taxes and Cumulative Effect of           (9,379,200)       (7,619,100)        (14,698,300)     (40,038,400)
Accounting Change

Provision for Income Taxes                                             0          (162,800)             (5,400)        (207,000)
                                                          ---------------  ----------------    ----------------  ---------------
(Loss) before Cumulative Effect of Accounting Change          (9,379,200)       (7,781,900)        (14,703,700)     (40,245,400)

Cumulative Effect of Accounting Change (net of income
        tax of $0)                                                     0                 0                   0          817,600
                                                          ---------------  ----------------    ----------------  ---------------
Net (Loss)                                                    (9,379,200)       (7,781,900)        (14,703,700)     (39,427,800)

Accretion of Manditorily Redeemable Series A Preferred          (147,700)         (147,800)           (443,200)      (7,044,300)
Stock Dividends
                                                          ---------------  ----------------    ----------------  ---------------
Net Loss Available to Common Stockholders                 $   (9,526,900)  $    (7,929,700)    $   (15,146,900)  $  (46,472,100)
                                                          ===============  ================    ================  ===============

BASIC AND DILUTED NET (LOSS) PER COMMON SHARE

      Before Cumulative Effect of Accounting Change       $       ($0.99)  $        ($0.82)    $        ($1.56)  $       ($4.27)
      Cumulative Effect of Accounting Change                       $0.00             $0.00               $0.00            $0.09
                                                          ---------------  ----------------    ----------------  ---------------
      Net (Loss) Per Common Share                         $       ($0.99)  $        ($0.82)    $        ($1.56)  $       ($4.19)
                                                          ===============  ================    ================  ===============

BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING                                    9,436,225           9,436,225         9,436,225        9,418,626
                                                          ===============  ================    ================  ===============

                  See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                      Nine Months Ended
                                                                                           March 31,
                                                                                   2001                 2000
                                                                            -----------------    -----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET (LOSS)                                                                  $    (14,703,700)    $    (39,427,800)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Cumulative  Effect of Accounting Change                                              0             (817,600)
      Depreciation and Amortization                                                1,630,100            3,681,300
      Warrant Valuation Adjustment                                                         0             (137,800)
      Amortization of Deferred Stock-Based Compensation                                    0               83,200
      Impairment Charge                                                                    0           20,030,900
      Disposal of Assets                                                           7,276,100           (1,252,900)
      Write-Off of Assets                                                                  0              324,100
      Net Change in Allowance Accounts                                                     0            4,275,900
      Penalty Interest on Manditorily Redeemable Preferred Stock                   1,662,300              913,100

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                   2,368,900             (577,800)
      (Increase)/Decrease in Inventories                                           4,609,500            8,433,000
      (Increase)/Decrease in Income Tax Recievable                                         0            2,413,700
      (Increase)/Decrease in Prepaid Expenses and Other Current Assets              (709,200)             438,200
      Increase/(Decrease) in Accounts Payable                                     (2,168,600)          (1,317,300)
      Increase/(Decrease) in Accrued Expenses                                        478,200           (3,381,100)
      Increase/(Decrease) in Customer Deposits                                      (723,700)            (820,200)
      Increase/(Decrease) in Deferrred Revenues                                     (384,000)             190,300
                                                                            -----------------    -----------------
      Total Cash Flow provided by / (used in) Operating Activities                  (664,100)          (6,948,800)

CASH FLOW FROM INVESTING ACTIVITIES
      Purchase of Fixed Assets                                                      (311,700)            (899,900)
      Cash Paid for Purchased Businesses                                                   0             (427,000)
      Proceeds from Sale of Assets                                                                        900,000
      Proceeds from Sale of Securities                                                     0            1,025,200
      Notes Advanced to Related Parties                                                    0             (400,000)
      Repayment of Notes Due From Related Parties                                          0              706,000
                                                                            -----------------    -----------------
      Total Cash Flow provided by / (used in) Investing Activities                  (311,700)             904,300

CASH FLOW FROM FINANCING ACTIVITIES
      Net Borrowing / (Repayments) Under Line of Credit                             (862,200)            (839,600)
      Current Obligations Converted to Long-Term Debt                              1,115,300                    0
      Preferred Stock Dividend Paid                                                        0             (553,300)
      Repayment of Notes Payable and Capital Leases                                 (486,100)            (772,500)
                                                                            -----------------    -----------------
      Total Cash Flow provided by / (used in)  Financing Activities                 (233,000)          (2,165,400)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                             207,400              (92,800)

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                            $     (1,001,400)    $     (8,302,700)
                                                                            =================    =================

Cash and Cash Equivalents at the beginning of the period                    $      1,179,100     $      8,853,200
                                                                            =================    =================
Cash and Cash Equivalents at the end of the period                          $        177,700     $        550,500
                                                                            =================    =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                      $         49,400     $        829,500
                                                                            -----------------    -----------------
Cash paid for income tax                                                    $              0     $        144,600
                                                                            -----------------    -----------------

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.


Note. 2           Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-KSB for the years ended June 30, 2001, 2004 and 2005 filed with the SEC.

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

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell has completed the audit of our June 30, 2001 financial statements and in September 2006 we filed our Forms 10-QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and nine months ended March 31, 2002.

         We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003

         We have also included unaudited and audited extracts from our financial statements for the period July 1, 2001 through June 30, 2005 on pages 78 though 80 below.

Note. 3           Liquidity

                  As of March 31, 2002, we had $ 178,000 cash and cash equivalents on hand, a working capital deficit of $ 22.1 million and a shareholders' deficit of $18.8 million.

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

Inventories - Inventories at March 31, 2002 and 2001 consisted primarily of point of sale computer hardware and components and were stated at the lower of cost (first-in first-out) or market.

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

An impairment charge of $17,366,000 was recognized at September 30, 2000, $16,643,600 in respect of the goodwill associated with the DTI and Monument acquisitions and $741,400 in respect of other intangible assets. At March 31, 2001, we recorded an impairment charge of $2,664,900. The provision includes charges for the write-off of goodwill associated with RCS and the remaining goodwill of Monument. A further write off of $3,300,500 was recorded as at June 30, 2001in respect of goodwill and other intangible assets. No impairment charge was recognized in the nine months ended March 31, 2002.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. The net loss for the nine months ended March 31, 2002 was $(9,379,000) compared to a comprehensive loss of $(7,949,000) a variance of $1,430,000. The net loss for the nine months ended March 31, 2001 was $(39,428,000) compared to a comprehensive loss of $(40,070,000) a variance of $642,000. In both years the variance related primarily to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom and unrealized gains (losses) on available-for-sale securities.

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



         The net proceeds from the issuance of the Preferred Stock were allocated based on the relative fair values of each equity instrument using an independent valuation as follows:

Preferred Stock                                          $        5,274,500
Warrants, Aspeon                                                  3,426,600
Warrants, Aspeon Solutions                                          867,300
                                                         ------------------


 Total net proceeds                                      $        9,568,400
                                                         ------------------


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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006 $14,000 of this debt was converted to equity. Since June 30, 2006 Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future

Note.16  Segment Reporting

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

            Information about our reportable segments for the three and nine months ended March 31 follows:


                                           POS             SOLUTION            ASP
                                         PRODUCTS          SERVICES         SERVICES            TOTAL
                                     --------------       -----------      -----------        -----------

Three months ended March 31:

2002
Revenues......................        $  3,631,600     $  4,902,000     $     393,900         $  8,927,500
Net income (loss).............          (1,816,100)        (188,900)         (161,400)          (2,166,400)
Total assets..................        $  8,171,200     $  3,435,200     $   1,337,600         $ 12,944,000

2001
Revenues......................        $  5,641,000     $  8,528,200       $ 1,462,300         $ 15,631,500
Net income (loss).............          (3,495,300)        (305,300)       (4,122,900)          (7,923,500)
Total assets..................         $13,159,800     $ 25,704,000      $  4,687,600         $ 43,551,400

Nine months ended March 31:

2002
Revenues......................         $13,145,200     $ 18,194,900     $   1,654,700         $ 32,994,800
Net income (loss).............          (6,468,800)         (61,500)         (517,300)          (7,047,600)
Total assets..................        $  8,171,200     $  3,435,200     $   1,337,600         $ 12,944,000


2001
Revenues......................         $23,777,100      $24,714,700      $  6,731,500         $ 55,223,300
Net income (loss).............         (10,344,900)      (1,821,000)      (26,649,600)         (38,815,500)
Total assets..................         $13,159,800      $25,704,000      $  4,687,600         $ 43,551,400






A reconciliation of total segment sales to total consolidated revenues and total segment net income (loss) to total consolidated net income (loss) for the three and nine months ended March 31 is as follows:


                                                        Three Months Ended                    Nine Months Ended
                                                             March 31,                              March 31,
                                                        2002            2001               2002            2001
                                                     -----------     ------------        ------------     ------------
REVENUES:
Total segment revenues........................    $  8,927,500     $ 15,631,500       $ 32,994,800        $ 55,223,300
Elimination of inter-segment revenues.........      (2,248,900)        (931,300)        (5,147,600)         (4,750,100)
                                                  --------------  ----------------   --------------      --------------


  Consolidated revenues.......................     $ 6,678,600      $14,700,200       $ 27,847,200        $ 50,473,200
                                                  ==============  ================   ==============      ==============
NET (LOSS):
Total segment net (loss)......................     $(2,166,400)    $ (7,923,500)      $ (7,047,600)       $(38,815,500)
 Elimination of inter-segment gross
 (Profit) / Loss net of income taxes..........         188,200         (141,600)          (255,100)           (612,300)
 Elimination of non-segment expenses,
net of taxes..................................      (7,401,000)              --         (7,401,000)                 --
                                                  --------------  ----------------   --------------      --------------
  Consolidated net (loss)......................    $(9,379,200)   $  (7,781,900)       $(5,324,500)       $(39,427,800)
                                                  ==============  ================   ==============      ==============

Specified items included in segment (loss) for the three and nine months ended March 31:


                                                  POS                 SOLUTION               ASP
                                               PRODUCTS               SERVICES            SERVICES               TOTAL
                                           ------------------      --------------      --------------        --------------
Three months ended March 31

2002

Interest expense..............            $   (599,100)       $         --         $      (10,600)            $   (609,700)
Interest income...............                     800               1,000                     --                    1,800
Depreciation and amortization
  expense.....................                (147,400)            (49,700)              (173,900)                (370,800)
Income tax (expense) /
  benefit...................                      --                    --                     --                       --
Expenditures for additions to
  long-lived assets...........            $     79,500        $     62,800         $        9,000             $    151,300

2001

Interest expense..............            $   (640,400)       $    (42,200)        $      (49,700)            $   (732,300)
Interest income...............                   8,400               4,200                 17,200                   29,800
Depreciation and amortization
  expense.....................                (301,200)           (278,900)              (421,500)              (1,001,600)
Impairment charges.......                         --                   --              (2,664,900)              (2,664,900)
Income tax (expense) /
  benefit...................                   (42,000)           (120,800)                    --                 (162,800)
Expenditures for additions to
  long-lived assets...........            $       --          $        --          $           --             $        --


                                                 POS                SOLUTION                ASP
                                              PRODUCTS              SERVICES             SERVICES                TOTAL
                                          ----------------       --------------       --------------         -------------

Nine months ended March 31

2002

Interest expense..............            $ (1,715,700)       $    (13,700)         $     (37,800)            $(1,767,200)
Interest income...............                   5,000               8,800                     --                  13,800


Depreciation and amortization
  expense.....................                (568,200)           (155,200)              (906,500)             (1,630,100)
Income tax (expense) /
  benefit...................                    (7,900)             13,300                     --                   5,400
Expenditures for additions to
  long-lived assets...........            $    144,900        $    134,600          $      32,200             $   311,700

2001

Interest expense..............            $ (1,432,000)       $    (97,500)         $     (49,800)            $(1,579,300)
Interest income...............                 141,100              23,300                 46,700                 211,100
Depreciation and amortization
  expense.....................                (879,500)           (856,300)            (1,945,500)             (3,681,300)
Impairment Charge                                 --                  --              (20,030,900)            (20,030,900)
Income tax (expense) /
  benefit...................                    89,900            (296,900)                    --                (207,000)
Expenditures for additions to
  long-lived assets...........            $   (102,500)       $   (157,400)         $    (640,000)            $  (899,900)

Revenues and long-lived asset information by geographic area as of and for the three and nine months ended March 31:

Three months ended March 31:


                                     UNITED
                                     STATES           EUROPE          ASIA          AUSTRALIA           TOTAL
                                  -----------       -----------     ----------   ----------------   ------------
2002
Revenues........................   $  3,707,500    $  2,704,400    $          --     $    266,700   $  6,678,600
Long-lived assets...............   $  1,985,700    $         --    $     298,200     $     46,100   $  2,330,000



2001

Revenues........................   $  8,028,100     $ 5,989,900    $     (19,300)    $    701,500   $ 14,700,200
Long-lived assets...............   $  4,387,800     $   521,100    $   1,091,100     $     58,000   $  6,057,900


Nine months ended March 31:

                                     UNITED
                                     STATES           EUROPE          ASIA          AUSTRALIA           TOTAL
                                  -----------       -----------     ----------   ----------------   ------------
2002

Revenues........................    $14,420,300    $ 12,182,000    $          --      $ 1,244,900   $ 27,847,200
Long-lived assets...............   $  1,985,700    $         --    $     298,200      $    46,100   $  2,330,000

2001

Revenues........................    $30,580,400     $ 17,635,400   $     236,000      $ 2,021,400   $ 50,473,200
Long-lived assets...............    $ 4,387,800     $    521,100   $   1,091,100      $    58,000   $  6,057,900

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and none months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and none months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003.In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and none months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003.In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003

         On February 23, 2006 the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice of the law suit brought against us by certain of our shareholders. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. There can be no assurance that the shareholders who have brought this suit against us will not file a further appeal against the Courts' latest ruling in which case we will continue to vigorously defend against the claims.

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

         In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003

LIQUIDITY AND CAPITAL RESOURCES

            As of March 31, 2002, we had $ 178,000 cash and cash equivalents on hand, a working capital deficit of $ 22.1 million and a shareholders' deficit of $18.8 million.

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

         In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements and in September 2006 we filed the Forms 10QSB for the three months ended September 30, 2001, the three and six months ended December 31, 2001 and the three and nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

Results of Operations - Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

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


Revenue.

         Revenue for the three months ended March 31, 2002 was $6,679,000 compared to $14,700,000 for the three months ended March 31, 20001, a decrease of $8,021,000 or 54.6%. Our mix of products and services sold was largely unchanged between the three months ended Marc 31, 2002 and 2001. The sale of products represented 66.9% of our total revenue in the three months ended March 31, 2002 compared to 69% the three months ended March 31, 2001, a decrease of 2.1%. Conversely the sale of services represented 33.1% of our total revenues in the three months ended March 31, 2002 compared to 31% the three months ended March 31, 2001, an increase of 2.1%. The revenue for products sold for the three months ended March 31, 2002 was $4,468,000 compared to $10,137,000 for the three months ended March 31, 2001, a decrease of $5,669,000 or 55.9%. The revenue for services provided for the three months ended March 31, 2002 was $2,211,000 compared to $4,563,000 for the three months ended March 31, 2001, a decrease of $2,352,000 or 51.6%

         The decease in revenues was due to the industry wide slowdown in POS hardware sales and technology spending as a whole, together with the uncertainty and loss of confidence in the marketplace in our abilities to support our products arising from the restatement of our financial results, the law suit brought against us by certain of our shareholders, the resignation of our auditors, our de-listing from Nasdaq and our weakened financial position.

Cost of Sales

         Cost of sales for the three months ended March 31, 2002 was $5,631,000 compared to $13,001,000 for the three months ended March 31, 2001, a decrease of $7,370,000 or 56.7%, broadly in line with the overall 54.6% decrease in total revenues.

         The cost of sales for products sold for the three months ended March 31, 2002 was $3,380,000 compared to $9,752,000 for the three months ended March 31, 2001, a decrease of $6,372,000 or 65.3% compared to the 55.9% decrease in revenue from the sale of products as set out above, a variance of 9.4%. This decrease of cost of sales as a percentage of revenue for products sold was attributable to increasing inventory reserves in the three months ended March 31, 2001 on our inventory of parts for the product lines to be discontinued. The cost of services provided for the three months ended March 31, 2002 was $2,251,000 compared to $3,250,000 for the three months ended March 31, 2001, a decrease of $999,000 or 30.7% compared to the 50.6% decrease in revenue from the provision of services as set out above, a variance of 19.9%. Cost of sales as a percentage of revenue from services provided increased during the three months ended March 31, 2002 as we entered into a one significant contract with low margins in 2000 and had a major impact on margins in 2001 and our revenue fell by more than we were able to reduce our fixed costs of sales for services.

Gross Profit

         Gross profit for the three months ended March 31, 2002 was $1,048,000, or 15.7% of revenue, compared to $1,699,000, or 11.6% of revenue, for the three months ended March 31, 2001, a positive variance of 4.1%. The gross profit on the sale of products was $1,088,000, or 24.3% of revenue, for the three months ended March 31, 2002 compared to $386,000, or 3.8% of revenue, for the three months ended March 31, 2001, a positive variance of 18.5%. There was a gross loss on the provision of services of $(40,000) or 1.8% of revenue, for the three months ended March 31, 2002 compared to a gross profit of $1,313,000 or 28.8% of revenue, for the three months ended March 31, 2001, a negative variance of 30.6%. The reasons for these variances in gross profit are set out above.

Research and Development Expenses

         Research and development expenses for the three months ended March 31, 2002 were $169,000, compared to $326,000 for the three months ended March 31, 2001, a decrease of $157,000, or 48.2%. As a percentage of total revenues, research and development expenses amounted to 2.5% and 2.2% for the three months ended March 31, 2002 and 2001 respectively, an increase of 0.3%. The decreased expenditure on research and development relates primarily to additional development costs and activities relating to the design of new products in the three months ended March 31, 2001.

General and Administrative Expenses.

         General and administrative expenses for the three months ended March 31, 2002 were $2,070,000 compared to $5,271,000 for the three months ended March 31, 2001, a decrease of $3,201,000, or 60.7%. As a percentage of total revenues, general and administrative expenses amounted to 31% and 35.9% for the three months ended March 31, 2002 and 2001 respectively, a decrease of 4.9%. This decrease was primarily due to the fact that the three months to March 31, 2001 included substantial one off infrastructure costs associated with the ASP service business, higher goodwill amortization costs, severance costs associated with the termination of certain management, substantial legal and accounting fees incurred in connection with our 2000 audit and pending litigation and the loss incurred on the sale of Aspact. Also adding to the greater expense was an increase in reserves for doubtful accounts of $1.4 million, approximately $750,000 of which related to the ASP services business, part of which was sold in March 2001.

Selling and Marketing Expenses

         Selling and marketing expenses for the three months ended March 31, 2002 were $374,000, compared to $1,516,000 for the three months ended March 31, 2001, a decrease of $1,142,000, or 75.3%. As a percentage of total revenues, selling and marketing expenses amounted to 5.6% and 10.3% for the three months ended March 31, 2002 and 2001 respectively, a decrease of 4.7%. The variance arose due to the fact that the three months to March 31, 2001 included substantial one off costs in respect of ASP service sales infrastructure costs while the three months ended March 31, 2002 reflected the impact of the cost reduction programs introduced by us to conserve cash and attempt to achieve profitability.

Gain on Debt Restructuring

         A gain of $520,000 was recognized in the three months ended March 31, 2002 in respect of the negotiate settlement of certain accounts payable pursuant to debt restructuring agreements. There were no such gains in the three months ended March 31, 2001.

Loss on Sale of Subsidiary

         A loss of $(7,276,000) was recognized in the three months ended March 31, 2002 in respect of the sale of our subsidiaries Javelin Holdings International, Ltd., Javelin Systems (Europe) Ltd and Jade Communications, Ltd. to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement. There were no such losses in the three months ended March 31, 2001.

Impairment Charge

         An impairment charge of $2,665,000 was recognized in the three ended March 31, 2001 relating to the write off of goodwill for RCS and Monument. No impairment charge was recognized in the three months ended March 31, 2002.

Operating Loss.

         An operating loss of $(8,321,000) was recognized in the three months ending March 31, 2002 compared to an operating loss of $(8,079,000) for the three months ended March 31, 2001, an increase of $242,000 or 3%, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

         Interest expense and other income / (expenses) for the three months ended March 31, 2002 was an expense of $(1,058,000), compared to income of $460,000 for the three months ended March 31, 2000, a decrease of $1,518,000, or more than%. This variance was primarily due to other income of $1.2 million recorded in the three months ended March 31, 2001 in respect of the sale of Teneo and DTI and increased interest expense on our increased indebtedness.

Provision for Income Taxes.

         There was no (provision) or credit for income taxes for the three months ended March 31, 2002, compared to an expense of $(163,000) for the three months ended March 31, 2001, a variance of $163,000, or 100%, arising from a provision required for foreign income taxes in the three months ended March 31, 2001 that was no required in the months ended March 31, 2002.

Net Loss Before Cumulative Effect of Accounting Change.

         A net loss before the cumulative effect of accounting change of $(9,379,000) was recognized in the three months ending March 31, 2002 compared to a net loss before the cumulative effect of accounting change of $(7,782,000) for the three months ended March 31, 2001, an increase of $1,597,000, or 20.5%, due to the factors discussed above.

Net Loss After Cumulative Effect of Accounting Change and Comprehensive Loss.

         The net loss for the three months ended March 31, 2002 was $(9,379,000) compared to a comprehensive loss of $(7,949,000) a variance of $1,430,000. The net loss for the three months ended March 31, 2001 was $(7,782,000) compared to a comprehensive loss of $(8,375,000) a variance of $593,000. In both years the variance related to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom.

Accretion of Manditorily Redeemable Preferred Stock Discount & Dividend

         Accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend of $148,000 was recognized in both the three months ending March 31, 2002 and 2001.The basis of the calculation of the accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend is set out in Note 12 on page 29 above.

Net Loss Available to Common Stockholders.

         A net loss available to common stockholders of $(9,527,000) was recognized in the three months ending March 31, 2002 compared to $(7,930,000) for the three months ended March 31, 2001, an increase of $(1,597,000) or 20.1%, due to the factors discussed above.

Results of Operations - Nine Months Ended March 31, 2002 Compared to Nine Months Ended March 31, 2002

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

Revenue.

         Revenue for the nine months ended March 31, 2002 was $27,847,000 compared to $50,473,000 for the nine months ended March 31, 2001, a decrease of $15,426,000 or 45.3%. Our mix of products and services sold was broadly unchanged between the nine months ended March 31, 2002 and 2001. The sale of products represented 66.9% of our total revenue in the nine months ended March 31, 2002 compared to 67.5% for the nine months ended March 31, 2001, a negative variance of 0.6%. Conversely the sale of services represented 33.1% of our total revenues in the nine months ended March 31, 2002 compared to 32.5% for the three months ended March 31, 2001, a positive variance of 0.6%. The revenue for products sold for the nine months ended March 31, 2002 was $18,617,000 compared to $34,043,000 for the nine months ended March 31, 2001, a decrease of $15,426,000 or 45.3%. The revenue for services provided for the nine months ended March 31, 2002 was $9,230,000 compared to $16,430,000 for the nine months ended March 31, 2001, a decrease of $7,200,000 or 43.8%

         The decease in revenues was due to the industry wide slowdown in POS hardware sales and technology spending as a whole, together with the uncertainty and loss of confidence in the marketplace in our abilities to support our products arising from the restatement of our financial results, the law suit brought against us by certain of our shareholders, the resignation of our auditors, our de-listing from Nasdaq and our weakened financial position.

Cost of Sales

         Cost of sales for the nine months ended March 31, 2002 was $24,239,000 compared to $44,943,000 for the nine months ended March 31, 2001, a decrease of $13,333,000 or 46.1%, broadly in line with the overall 45.3% decrease in total revenues.

         The cost of sales for products sold for the nine months ended March 31, 2002 was $15,881,000 compared to $30,751,000 for the nine months ended March 31, 2001, a decrease of $14,870,000 or 48.4% compared to the 45.3% decrease in revenue from the sale of products as set out above, a variance of 3.1%. This decrease of cost of sales as a percentage of revenue for products sold was attributable to increasing inventory reserves in the nine months ended March 31, 2001 on our inventory of parts for the product lines to be discontinued. The cost of services provided for the nine months ended March 31, 2002 was $8,357,000 compared to $14,192,000 for the nine months ended March 31, 2001, a decrease of $5,835,000 or 41.1% compared to the 43.8% decrease in revenue from the provision of services as set out above, a variance of 2.7%. Cost of sales as a percentage of revenue from services provided increased during the nine months ended March 31, 2002 as we entered into a one significant contract with low margins in 2000 and had a major impact on margins in 2002 and our revenue fell by more than we were able to reduce our fixed costs of sales for services.

Gross Profit

         Gross profit for the nine months ended March 31, 2002 was $3,609,000, or 13% of revenue, compared to $5,531,000, or 11% of revenue, for the nine months ended March 31, 2001, a positive variance of 2%. The gross profit on the sale of products was $2,736,000, or 14.7% of revenue, for the nine months ended March 31, 2002 compared to $3,292,000, or 9.7% of revenue, for the nine months ended March 31, 2001, a positive variance of 5%. The gross profit on the provision of services was $873,000 or 9.5% of revenue, for the nine months ended March 31, 2002 compared to a gross profit of $2,239,000 or 13.6% of revenue, for the nine months ended March 31, 2001, a negative variance of 4.1%. The reasons for these variances in gross profit are set out above.

Research and Development Expenses

         Research and development expenses for the nine months ended March 31, 2002 were $624,000, compared to $971,000 for the nine months ended March 31, 2001, a decrease of $347,000, or 35.7%. As a percentage of total revenues, research and development expenses amounted to 2.2% and 1.9% for the nine months ended March 31, 2001 and 2000 respectively, an increase of 0.3%. The decreased expenditure on research and development relates primarily to additional development costs and activities relating to the design of new products in the nine months ended March 31, 2001.

General and Administrative Expenses.

         General and administrative expenses for the nine months ended March 31, 2002 were $6,969,000 compared to $19,056,000 for the nine months ended March 31, 2001, a decrease of $12,087,000, or 63.4%. As a percentage of total revenues, general and administrative expenses amounted to 25% and 37.8% for the nine months ended March 31, 2002 and 2001 respectively, a decrease of 12.8%. This decrease was primarily due to the fact that the nine months to March 31, 2001 included substantial one off infrastructure costs associated with the ASP service business, higher goodwill amortization costs, severance costs associated with the termination of certain management, substantial legal and accounting fees incurred in connection with our 2000 audit and pending litigation and the loss incurred on the sale of Aspact. Also adding to the greater expense was an increase in reserves for doubtful accounts of $1.4 million, approximately $750,000 of which related to the ASP services business, part of which was sold in March 2001.





Selling and Marketing Expenses

         Selling and marketing expenses for the nine months ended March 31, 2002 were $2,251,000, compared to $5,331,000 for the nine months ended March 31, 2001, a decrease of $3,080,000, or 57.8%. As a percentage of total revenues, selling and marketing expenses amounted to 8.1% and 10.6% for the nine months ended March 31, 2002 and 2001 respectively, a decrease of 2.5%. The variance arose due to the fact that the nine months to March 31, 2001 included substantial one off costs in respect of ASP service sales infrastructure costs while the nine months ended March 31, 2002 reflected the impact of the cost reduction programs introduced by us to conserve cash and attempt to achieve profitability

Gain on Debt Restructuring

         A gain of $520,000 was recognized in the nine months ended March 31, 2002 in respect of the negotiate settlement of certain accounts payable pursuant to debt restructuring agreements. There were no such gains in the nine months ended March 31, 2001.

Loss on Sale of Subsidiary

         A loss of $(7,276,000) was recognized in the nine months ended March 31, 2002 in respect of the sale of our subsidiaries Javelin Holdings International, Ltd., Javelin Systems (Europe) Ltd and Jade Communications, Ltd. to an investment group that included members of the existing UK management team for $125,995 and the repayment of inter-company debt. $750,000 was paid on signing with $175,000 to be paid upon completion of a technology escrow agreement. There were no such losses in the nine months ended March 31, 2001.

Impairment Charge

         An impairment charge of $20,031,000 was recognized in the nine months ended March 31, 2001 largely relating to the goodwill write off of RCS, DTI and Monument. No impairment charge was recognized in the nine months ended March 31, 2002.

         Operating Loss.

         An operating loss of $(12,992,000) was recognized in the nine months ending March 31, 2002 compared to an operating loss of $(39,859,000) for the nine months ended March 31, 2001, a decrease of $(26,867,000) or 67.4%, due to the factors discussed above.

Interest and Other Income / (Expenses) Net

         Interest expense and other income / (expenses) for the nine months ended March 31, 2002 was an expense of $1,707,000 compared to an expense of $179,000 for the nine months ended March 31, 2001, a variance of $1,528,000. This variance was primarily due to other income of $1.2 million recorded in the nine months ended March 31, 2001 in respect of the sale of Teneo and DTI and increased interest expense on our increased indebtedness.

Provision for Income Taxes.

         The provision for income taxes for the nine months ended March 31, 2002 was an expense of $5,000, compared to an expense of $207,000 for the nine months ended March 31, 2001, a variance of $202,000, or 95.6%, reflecting the impact of the net losses in the nine months ended March 31, 2002.


Net Loss Before Cumulative Effect of Accounting Change.

         A net loss before the cumulative effect of accounting change of $(14,704,000) was recognized in the nine months ending March 31, 2002 compared to a net loss before the cumulative effect of accounting change of $(40,245,000) for the nine months ended March 31, 2001, a decrease of $(25,541,000), or 63.5%, due to the factors discussed above.

Cumulative Effect of Accounting Change

         A cumulative effect of accounting change of $818,000 was recognized in the nine months ended March 31, 2001 in respect of the adoption of SFAS No. 133 (see Note 6 - page 20 above). No cumulative effect of accounting change was recognized in the nine months ended March 31, 2002.

Net Loss After Cumulative Effect of Accounting Change and Comprehensive Loss.

         The net loss for the nine months ended March 31, 2002 was $(14,704,000) compared to a comprehensive loss of $(12,923,000) a variance of $1,781,000. The net loss for the nine months ended March 31, 2001 was $(31,646,000) compared to a comprehensive loss of $(31,696,000) a variance of $50,000. In both years the variance related to the change in the cumulative foreign currency translation adjustment relating to our non-US subsidiaries in Australia, Singapore and the United Kingdom.

Accretion of Manditorily Redeemable Preferred Stock Discount & Dividend

         Accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend of $443,000 was recognized in the nine months ending March 31, 2002 compared to $7,044,000 for the nine months ended March 31, 2001, a decrease of $6,601,000 or 93.7%. The variance was largely due to our default under the terms of the Preferred Stock in October 2000 which required us to accrete the Preferred Stock to the manditorily redemption value of $12,313,000. The basis of the calculation of the accretion of manditorily redeemable preferred stock discount and manditorily redeemable preferred stock dividend is set out in Note 12 on page 29 above.

Net Loss Available to Common Stockholders.

         A net loss available to common stockholders of $(15,147,000) was recognized in the nine months ending March 31, 2002 compared to $(46,472,000) for the nine months ended March 31, 2001, a decrease of $(31,325,000) or 67.4%, due to the factors discussed above.

Cash Flow Information

            As of March 31, 2002, we had $178,000 cash and cash equivalents on hand, a working capital deficit of $ 22.1 million and a shareholders' deficit of $18.8 million.

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




         It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed

            For the nine months ended March 31, 2002, net cash used in operations was $(664,000) compared to $(6,949,000) net cash used in operations in the nine months ended March 31, 2001, a decrease of $6,285,000, or 90.4%. For the nine months ended March 31, 2002 the net loss, adjusted for non-cash items, was $(4,135,000) compared to a the net loss, adjusted for non-cash items, of $(12,328,000) for the nine months ended March 31, 2001, a decrease of $8,193,000, or 66.5% due to the decreased level of our operating losses for the nine months ended March 31, 2002 for the reasons set out above. In the nine months ended March 31, 2002 changes in operating assets and liabilities generated net cash of $3,471,000 as compared to changes in operating assets and liabilities for the nine months ended March 31, 2001 which generated net cash of $5,379,000, a variance of $1,908,000, or 35.5%, largely due to an income tax receivable of $2.5 million received in the nine months ended March 31, 2001 while no income tax receivable was received in the nine months ended March 31, 2002.

            Cash flow used in investing activities was $(312,000) for the nine months ended March 31, 2002 compared to $904,000 cash provided by investing activities for the nine months ended March 31, 2001, a variance of $1,216,000, or more than 100%. In the nine months ended March 31, 2002 we used $312,000 for the purchase of fixed assets. This compared to the nine months ended March 31, 2001 where we used $900,000 for the purchase of fixed assets and $427,000 to pay for businesses we had purchased, offset by $1,025,000 received from the proceeds of the sale of investments, $900,000 proceeds received from the sale of fixed assets and a net $306,000 from the repayment of advances under notes receivable to related parties.

         Cash flow used in financing activities was $233,000 for the nine months ended March 31, 2002 compared to $(2,165,000) used in financing activities for the nine months ended March 31, 2001, a variance of $1,932,000, or more than 89,2%. In the nine months ended March 31, 2002 we generated $1,115,000 from the conversion of current obligations to long term debt offset by $(1,348,000) in repayment of our line of credit, notes payable and capital leases. This compared to the nine months ended March 31, 2000 wher1 we repaid $(1,612,000) of our line of credit, notes payable and capital leases and paid $(553,000) in respect of dividends on our Preferred Stock.






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

Accounting Pronouncements - In November 2000, the Emerging Task Force ("EITF") issued EITF 00-27, "Application of Issue No. 98-5, "Accounting for Convertible Conversion Features or Contingently Adjustable Conversion Ratios to Certain Convertible Instruments". The adoption of this EITF did not have a material impact on our consolidated results of operations or financial position.







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


                                    ASPEON, INC,
                                    (Registrant)




Date: September 22, 2006            /s/     David J. Cutler
------------------------            -------------------------------------
                                    David J. Cutler,
                                    Chief Executive Officer
                                    Chief Financial Officer.