Form 10KSB/A
period 2006-06-30
ASPEON INC
filed 2006-10-10
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2006.

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

    The Registrant's revenues for its fiscal year ended June 30, 2006 were $0.

    The aggregate market value of the voting common equity held by non-affiliates of the Registrant on September 27, 2006 was approximately $9,436 based upon the reported closing sale price of such shares on the Grey Sheets for that date. As of September 27, 2006, there were 20,000,000 shares outstanding of which 9,436,225 shares were held by non-affiliates. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock of the Company have been excluded because such persons are deemed to be.

    Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                  ASPEON, INC.

                        2006 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

ITEM                                  DESCRIPTION                           PAGE

Item 1.    Description of Business..........................................   3

Item 2.    Description of Properties........................................  11

Item 3.    Legal Proceedings................................................  12

Item 4.    Submission of Matters to a Vote of Security Holders..............  12

Item 5.    Market for Common Equity and Related Stockholder Matters.......    12

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  13

Item 7.    Financial Statements.............................................  28

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  28

Item 8a.   Controls and Procedures..........................................  28

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act................  29

Item10.    Executive Compensation...........................................  32

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.......................................................  33

Item 12.   Certain Relationships and Related Transactions...................  34

Item 13.   Exhibits and Reports on Form 8-K.................................  34

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although Aspeon, Inc. ("Aspeon" or the "Company", which may also be referred to as "we", "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003.. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

In March 2005 we entered into a three month lease for a 300 square foot executive office suite in Laguna Hills, California at $1,150 per month to facilitate bringing our financial statements and SEC filings up to dat . This lease was terminated in September 2005.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2006 and 2005 or subsequent to that date.

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

Last Reported Price. On September 27, 2005, the last reported bid price of the common stock reported on the Grey Sheets was $0.0001 per share.

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

  Sale of Unregistered Securities -- details concerning the sale of any unregistered securities during the period are set out in Note 10. Stockholders' Deficit of the Financial Statements on page 58 below.

  Stock Incentive Plans -- details concerning the activities and status of our stock incentive plan during the period are set out in Note 10. Stockholders' Deficit of the Financial Statements on page 58 below.

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

OVERVIEW

Effective June 30, 2003 we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

Our significant accounting policies are described in Note 1 to the financial statements on page 45 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 8 to the financial statements on page 57 below.

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

General and Administrative Expenses.

General and administrative expenses for the fiscal year ended June 30, 2006 were $116,000 compared to $67,000 for the fiscal year ended June 30, 2005, a variance of $49,000 or 73%. The variance was primarily due to the fact that we had activities throughout the entire fiscal year ended June 30, 2006 while in the fiscal year ended June 30, 2005 we only recommenced operations at the end of April 2005 and consequently operated for less than three months in the fiscal year ended June 30, 2005.

Loss on Assignment for the Benefit of Creditors

         During the fiscal year ended June 30, 2006 we recognized a loss of $20,000 on our assignment for the benefit of the creditors of Aspeon and CCI due to the payment of $20,000 we made to Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, for the benefit of Aspeon and CCI creditors.

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

         We incurred no profit / (loss) on the assignment for the benefit of creditors in the fiscal year ended June 30, 2005 as no payments were made for the benefit of our creditors during the period.

Profit / (Loss) from Operations.

The loss from operations in the fiscal year ended June 30, 2006 was $(136,000) compared to a loss from operations of $(68,000) for the fiscal year ended June 30, 2005, a variance of $68,000 or 100%, due to the factors discussed above.

Other Income (Expense), net

Other income (expense), net for the fiscal year ended June 30, 2006 was an expense of $(11,000) compared to an expense of $(1,000) for the fiscal year ended June 30, 2005, a variance of $10,000, or more than 100%, as during the fiscal year ended June 30, 2006 , interest accrued for a full twelve months on an increasing loan made available to us by one of our directors, David J Cutler, while in the fiscal year ended June 30, 2005 interest accrued for less than four months on a significantly lower loan balance.

No interest expense was accrued in the fiscal years ended June 30, 2006 and 2005 in respect of liabilities outstanding as at January 1, 2004 as these liabilities are anticipated to be settled at, oe at less than, the carrying value at which they are currently recorded in our balance sheet.

Provision for Income Taxes.

No provision for income taxes was required in the fiscal years ended June 30, 2006 and 2005 as we generated taxable losses in both fiscal years.

Net (Loss) and Comprehensive (Loss).

We reported a net loss of $(147,000) in the fiscal year ended June 30, 2006 compared to a net loss of $(68,000) for the fiscal year ended June 30, 20045 a variance of $79,000 or more than 100% due to the factors outlined above.

The comprehensive (loss) / profit was identical to the net (loss) / profit for the fiscal years ended June 30, 2006 and 2005 respectively.

CASH FLOW INFORMATION

For the twelve months ended June 30, 2006 net cash used in operations was $(135,000) compared to net cash used in operations of $(68,000) for the twelve months ended June 30, 2005, a variance of $67,000 or 99%.

In the fiscal year ended June 30, 2006 our operating activities generated negative cash flow of $(147,000) offset by a net $12,000 of funds generated by changes in our working capital. This compares with our fiscal year ended June 30, 2005 where our operating activities generated negative cash flow of $(68,000) and no net funds were generated / (used ) by changes in our working capital.

In the fiscal years ended June 30, 2006 and 2005 no cash generated by or used in investing activities as we owned no investments to sell and had no cash available to buy investments.

Cash flow generated from financing activities in the fiscal year ended June 30, 2006 was $115,000 compared to $88,000 generated from financing activities in the fiscal year ended June 30, 2005, a variance of $27,000 or 31%. The variance arose to increased financing provided to us by one of our directors, David J Cutler, $13,000of this increase was by way of debt and $14,000 by way of equity.

ACCOUNTING PRONOUNCEMENTS

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

SUBSEQUENT EVENTS

In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

As at June 30, 2006 we had outstanding liabilities of approximately $ 8.1 million due to creditors who were not eligible to be part of the assignment for the benefit of Aspeon and CCI creditors, or who elected not to participate in our assignment for the benefit of Aspeon and CCI creditors. We have no assets, no operating business or our source of income from which to pay these creditors. Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements. If we are unable to settle these liabilities it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders

WE HAVE BEEN SUBJECT TO A LAW SUIT BY CERTAIN OF OUR SHAREHOLDERS

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

WE HAVE  INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

As at June 30, 2006 we had retained deficit in excess $90 million and a stockholders' deficit of approximately $ 8.1 million. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended June 30, 2006 and 2005 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

WE HAVE A MAJORITY STOCKHOLDER WHO WILL HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

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

ITEM 8A    CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of June 30, 2006 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

During the fiscal year ended June 30, 2005, Richard P Stack was our sole director and executive officer from July 1, 2004 through April 22, 2005. Effective April 22, 2005, David J Cutler was appointed as a director and an officer and, following the resignation of Richard P Stack as a director and officer as the same date, became our sole director and officer:

                NAME            AGE             POSITION
         ---------------        ---  ----------------------------------------
         David J. Cutler        50   President, Chief  Executive Officer,
                                     Chief Financial Officer, and Director
         Richard P Stack        40   Former President, Chief Executive Officer,
                                     Chief Financial Officer and Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our sole director and officer on April 22, 2005.Mr. Cutler has more than 20 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Mr. Cutler was appointed as a director and Chief Executive Officer of Cavion Technologies, Inc. effective March 2006. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Richard P. Stack - had been President, Chief Executive Officer and a director of the Company since the Company's inception in September 1995 until his resignation in April 2005. Prior to that time, from 1991 through September 1995, Mr. Stack was Managing Director of Hi-Technology Supply, a manufacturer and distributor of personal computers and components located in South Africa, which he founded and grew to approximately $6 million in annual sales and 15 employees prior to its sale to a South Africa-based personal computer and component manufacturing company. From 1988 through 1991, Mr. Stack was employed by Pan American Airlines in technical management positions. Mr. Stack holds a B.A. degree from the University of California at Berkeley.

Wesley F Whiting and Redgie Green were appointed as directors in March 2006.

Effective June 30, 2006, our directors and officers were:


              NAME               AGE             POSITION
       ----------------          ---  ------------------------------------------
       David J. Cutler           49   President, Chief Executive Officer, Chief
                                      Financial Officer and Director

       Wesley F Whiting          73   Secretary and Director

       Redgie Green              51   Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Biographical details provided above.

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

Redgie Green - Director. Mr Green became our director on March 13, 2006 Mr. Green has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green wasthe co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 - 2006. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was recently elected as a director for Mountains West Exploration, Inc. He was Secretary, Treasurer and Director of Baymark Technologies, Inc and appointed as a Director of Cavion Technolgies, Inc. in March 2006.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2006, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of David J Cutler, Wesley F Whiting and Redgie Green who had not filed.

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

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid by us for services rendered during the fiscal years ended June 30, 2006 and 2005 to Richard P Stack and David J Cutler who served as our Chief Executive Officers and sole directors during the fiscal years in question. Messrs. Whiting and Green received no compensation from the date of their appointment during the fiscal year ended June 30, 2006.


                                                                  FISCAL YEAR
                                                                     ENDED                ANNUAL COMPENSATION
               NAME AND PRINCIPAL POSITION                         JUNE 30,            SALARY             BONUS
      --------------------------------------------             ----------------  ----------------- ------------
      David J Cutler..............................                   2006             $    60,000               --
        President, Chief Executive Officer, Chief Financial          2005             $    20,000               --
      Officer and Director

      Richard  P Stack............................                   2006             $       --                --
        Former President, Chief Executive Officer, Chief             2005             $     7,000               --
        Financial Officer and Director


EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal years ended June 30, 2006 and 2005.

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

During the fiscal year June 30, 2001, 2,107,500 stock options were issued at an exercise price of $4.00. During the fiscal year ended June 30, 2002, 1,655,000 stock options were issued at an exercise price of $0.35 and 600,000 with exercise prices ranging from $0.50 to $1.50. During the fiscal year ended June 30, 2003, 2,000,000 stock options were issued at an exercise price of $0.07 and 600,000 with an exercise price of $0.06. During the fiscal years ended June 30, 2006, 2005 and 2004, no stock options were issued.

Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2005 all outstanding stock options were cancelled.


                                                  JUNE 30, 2006                        JUNE 30, 2005
                                                           WEIGHTED                                   WEIGHTED
                                                           AVERAGE                                    AVERAGE
                                           OPTIONS       EXERCISE PRICE           OPTIONS        EXERCISE PRICE
FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                         --            $0.000               850,000              $0.063
  Granted..........................            --                --                    --                  --
  Exercised........................            --                --                    --                  --
  Canceled.........................            --                --              (850,000)              0.063
                                          ---------          -------            ----------           ----------
Options outstanding................             0            $0.000                    --              $0.000
                                          =========          =======            ==========           ==========
Options exercisable................             0            $0.000                    --              $0.000
                                          =========          =======            ==========           ==========

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

As at September 27, 2006:

                                                    NUMBER OF      PERCENT OF
       NAME AND ADDRESS OF BENEFICIAL OWNER          SHARES        OUTSTANDING

David J. Cutler (1)                                  10,536,775
                                                   ------------   ------------
All executive officers and directors as a group.     10,526,775          52.7%


(1) Mr. Cutler's address is c/o Aspeon, Inc. 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

On April 22, 2005, our then sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

In April 2005 Mr. Cutler entered into an agreement with Mr. Stack to purchase all of Mr. Stack's shares of our common stock which at the time were believed to number 679,700. However, it has not been possible to complete this transaction as Mr. Stack has not been able to locate the share certificates for the majority of the shares in question.

Information concerning any stock options and warrants issued by us is set out in
Note 10 Stockholders Deficit of our Financial Statements on page 58 below.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

o Management contract or compensatory plan or arrangement of the Company.

(b)      Forms 8-K

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

On May 31, 2006 we filed a report on Form 8-K reporting the issue of 10,563,775 shares of our common stock to David J Cutler, one of our directors as repayment of $14,243 of the loans he had advanced to us.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

 We incurred no aggregate fees and expenses to our former auditors, BDO, and $5,540 and $0 to our current auditors, O'Donnell, in the fiscal years ended June 30, 2006 and 2005 respectively.

Tax Fees.

We did not incur any tax fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2006 and 2005 for professional services rendered for tax compliance, tax advice, and tax planning. No tax fees were incurred in these fiscal years to conserve cash resources.

All Other Fees.

We did not incur any other professional fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2006 and 2005 to conserve cash resources.


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

As reported in the Form 8-K filed on September 15, 2005, effective September 12, 2004 we appointed O'Donnell as auditors in succession to BDO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT ON THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................  40

CONSOLIDATED BALANCE SHEET - June 30, 2006 and 2005........................  41

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years Ended June 30,
2006 and 2005 .............................................................  42

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT -
For the Years Ended June 30, 2006 and 2005 ................................  43

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended June 30,
2006 and 2005 .............................................................  44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................  45

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aspeon, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Aspeon, Inc. as of June 30, 2006 and 2005 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspeon, Inc. as of June 30, 2006 and 2005 and the results of it's operations and cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of June 30, 2006 and 2005 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty



/s/ Larry O'Donnell CPA, PC

Larry O'Donnell CPA, PC
Aurora, Colorado
September 25, 2006


                                  ASPEON, INC.
                           CONSOIDATED BALANCE SHEET

                                                                                                      JUNE 30,
                                                                                                2006             2005
                                                                                         ----------------------------------
                              ASSETS

CURRENT ASSETS

      Cash & Cash Equivalents                                                            $              7 $         20,000
      Accounts Receivable                                                                               0                0
      Other Receivables                                                                                 0            5,134
      Inventory                                                                                         0                0
      Prepaid Expenses                                                                                188            1,150

                                                                                         ----------------------------------
                  Total Current Assets                                                                195           26,284

FIXED ASSETS                                                                                            0                0

OTHER ASSETS                                                                                            0                0
                                                                                         ----------------------------------
      TOTAL ASSETS                                                                       $            195 $         26,284
                                                                                         ==================================

                              LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                                   $      6,757,616 $      6,762,525
      Unearned Income & Customer Deposits                                                         236,128          236,128
      Accrued Expenses                                                                            580,809          569,792
      Notes Payable                                                                               317,141          216,398
      Deferred Earnouts                                                                           208,195          208,195
                                                                                         ----------------------------------
                  Total Current Liabilities                                                     8,099,889        7,993,039

COMMITMENTS AND CONTINGENCIES (Note. 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0                0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  20,000,000                    200,000           94,361
      and 9,436,225 shares issued and outstanding respectively.
      Additional Paid In Capital                                                               84,846,965       84,938,361
      Treasury Stock                                                                              (60,000)         (60,000)
      Accumulated Deficit                                                                     (93,086,659)     (92,939,477)
                                                                                         ----------------------------------
                  Total Stockholders' Deficit                                                  (8,099,694)      (7,966,754)

                                                                                         ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $            195 $         26,284
                                                                                         ==================================

        See accompanying Notes to Consolidated Financial Statements.


                                     ASPEON, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          FOR THE YEARS ENDED
                                                                               JUNE 30,
                                                                         2006             2005
                                                                   ---------------------------------
OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                                    116,166           67,248
      Loss on Assignment for the Benefit of Creditors                       20,000                0
                                                                   ---------------------------------
      Total Operating Expenses / (Income)                                 (136,166)         (67,248)

OPERATING PROFIT / (LOSS)                                                 (136,166)         (67,248)

Interest and Other Income / (Expenses) Net                                 (11,017)            (909)
                                                                   ---------------------------------
Profit / (Loss) before Income Taxes                                       (147,183)         (68,157)

Provision for Income Taxes                                                     -                -
                                                                   ---------------------------------
NET PROFIT / (LOSS)                                                $      (147,183)  $      (68,157)
                                                                   =================================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                       ($0.01)          ($0.01)
                                                                   =================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                   10,175,217        9,436,225
                                                                   =================================

           See accompanying Notes to Consolidated Financial Statements.


                                          ASPEON, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED JUNE 30, 2006 and 2005

                    Common Stock              Treasury Stock     Additional                  Accumulated
                                                                  Paid In      Accumulated   Comprehensive  Comprehensive
                  Shares        Amount      Shares       Amount    Capital        Deficit    Profit/(Loss)  Profit/(Loss)  Total

                     #           $            #         $          $              $          $
Balance, June
30 2004            9,436,225      94,361    (200,000)   (60,000)    84,938,361    (93,011,343)    71,867                (7,966,754)

Net & Compre-
hensive (Loss)                                                                       (147,183)              (147,183)     (147,183)
                                                                                                            =========
                  -------------  ---------  ----------  ---------  -------------  -------------  ---------              ------------
Balance, June
30 2005            9,436,225      94,361    (200,000)   (60,000)    84,938,361    (93,158,526)    71,867                (8,113,937)

Net & Compre-
hensive (Loss)                                                                       (147,183)              (147,183)     (147,183)
                                                                                                            =========
Issue of equity   10,563,775     105,639                               (91,396)                                             14,243
                  -------------  ---------  ----------  ---------  -------------  -------------  ---------              ------------
Balance, June
30 2006           20,000,000    $200,000    (200,000)  $(60,000)  $ 84,846,965   $(93,158,526) $  71,867               $(8,099,694)
                  =============  =========  ==========  =========  =============  =============  =========              ============















        See accompanying Notes to Consolidated Financial Statements.


                                  ASPEON, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              FOR THE YEAR ENDED
                                                                                    JUNE 30
                                                                              2004           2005
                                                                        ------------------------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                    $     (147,183)$      (68,157)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES
      Depreciation                                                                   0              0
      Gain on Settlement of Litigation                                               0              0
      Net Cash Received on Settlement of Litigation                                  0              0
      Gain on Assignment for Benefit of Creditors                                    0              0
      Cash transfered to Assignment for Benefit of Creditors                         0              0

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Accounts Receivable                                     0              0
      (Increase)/Decrease in Other Receivables                                   5,134            503
      (Increase)/Decrease in Inventory                                               0              0
      (Increase)/Decrease in Prepaid Expenses                                      962         (1,150)
      Increase/(Decrease) in Accounts Payable                                   (4,908)          (503)
      Increase/(Decrease) in Unearned Income & Customer Deposits                     0              0
      Increase/(Decrease) in Accrued Expenses                                   11,016            908
                                                                        ------------------------------
      Total Cash Flow provided by / (used in) Operating Activities            (134,979)       (68,398)

CASH FLOW FROM INVESTING ACTIVITIES
      Decrease in Other Assets                                                       0              0
      Purchase of Fixed Assets                                                       0              0
      Proceeds from Sale of Fixed Assets                                             0              0
                                                                        ------------------------------
      Total Cash Flow provided by / (used in) Investing Activities                   0              0

CASH FLOW FROM FINANCING ACTIVITIES
      Advances under Notes Payable                                             100,743         88,398
      Conversion on Notes Payable to Equity                                     14,243              0
                                                                        ------------------------------
      Total Cash Flow provided by / (used in)  Financing Activities            114,986         88,398

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                        $      (19,993)$       20,000
                                                                        ==============================

Cash and Cash Equivalents at the beginning of the period                $       20,000 $            0
                                                                        ==============================
Cash and Cash Equivalents at the end of the period                      $            7 $       20,000
                                                                        ==============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                  $            0 $            0
                                                                        ------------------------------
Cash paid for income tax                                                $            0 $            0
                                                                        ------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                                  ASPEON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations -- Effective June 30, 2003 we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

In January 2006 we were contacted by the SEC's Office of Enforcement Liaison who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the fiscal years ended June 30, 2006 and 2005 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the fiscal years ended June 30 2005 and 2004 as we recorded losses during these years and any calculation of diluted EPS would be anti-dilutive.

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

Recently Issued Accounting Pronouncements -- In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs-- an amendment of ARB No. 43, Chapter 4" (hereinafter "SFAS No. 151"). This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 151 will have a material impact on our financial conditions or results of operation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." This statement also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 152 will have a material impact on our financial conditions or results of operation.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes our operations during fiscal 2006 and 2005 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

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

During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006 $14,000 of this debt was converted to equity. Since June 30,2006 Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Since April 2005 we have accumulated certain other nominal current assets with funds provide to us by loan from our sole director, David J Cutler.

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

We had no depreciation expense in the fiscal years ended June 30, 2006 and 2005.

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

As at June 30, 2006 and 2005 our total liabilities also included certain liabilities in respect of Javelin Asia and RCS that remained outstanding following the termination of their operations.

No interest expense was accrued in the fiscal years ended June 30, 2006 and 2005 in respect of liabilities outstanding as at January 1, 2004 as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

7. NOTES PAYABLE

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

 Also included in the balance on notes payable is a balance due to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of this note payable as at June 30, 2006 and 2005 which remains an outstanding liability of ours.

8.COMMITMENTS:

Leases

As at June 30, 2006 and 2005 we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Rent expense under operating lease agreements entered into after April 2005 aggregated to approximately $ 6,000 for the fiscal years ended June 30, 2006 and 2005 and were included in general and administrative expenses in our consolidated statements of operations.

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


9. RELATED PARTY TRANSACTIONS

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

During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. Effective May 31, 2006 $14,000 of this debt was converted to equity. Since June 30,2006 Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

10.  STOCKHOLDERS' DEFICIT:

Preferred Stock -- We have the authority to issue 1,000,000 shares of preferred stock of which 10,000 was subsequently designated as mandatorily redeemable stock. The Board of Directors has the authority to issue such preferred stock in series and determine the rights and preferences of the shares.

Common Stock - On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

Treasury Stock - in connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock , valued at $60,000, were cancelled.

Warrants -- During the financial years ended June 30, 2006 and 2005, no warrants were issued and outstanding.

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

During the fiscal year June 30, 2001, 2,107,500 stock options were issued at an exercise price of $4.00. During the fiscal year ended June 30, 2002, 1,655,000 stock options were issued at an exercise price of $0.35 and 600,000 with exercise prices ranging from $0.50 to $1.50. During the fiscal year ended June 30, 2003, 2,000,000 stock options were issued at an exercise price of $0.07 and 600,000 with an exercise price of $0.06. During the fiscal years ended June 30, 2006, 2005 and 2004, no stock options were issued.

Subsequent to June 30, 2000, no stock options were exercised

During the fiscal years ended June 20, 2001 to June 30, 2005 all outstanding stock options were cancelled.


                                                              JUNE 30, 2006                        JUNE 30, 2005
                                                                       WEIGHTED                             WEIGHTED
                                                                       AVERAGE                              AVERAGE
                                                       OPTIONS       EXERCISE PRICE      OPTIONS        EXERCISE PRICE

FOR OPTIONS GRANTED AT FAIR MARKET
VALUE ON THE DATE OF GRANT:
Options outstanding beginning of
period................                                      0             $0.000          850,000              $0.063
  Granted..........................                        --                --                --                  --
  Exercised........................                        --                --                --                  --
  Canceled.........................                        --                --          (850,000)              0.063
                                                      -----------        -------        ----------           ----------
Options outstanding................                         0             $0.000                0              $0.000
                                                      ===========        =======        ==========           ==========
Options exercisable................                         0             $0.000                0              $0.000
                                                      ===========        =======        ==========           ==========

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

11. INCOME TAXES:

We currently have very substantial net operating losses carried forward for Federal and State tax purposes which, unless utilized, expire from 2013 through 2025. However, following the issue of shares effective May 31, 2006, our ability to use these losses will be substantially restricted by the impact of section 382 of the Internal Revenue Code following such a merger.

12.  SUBSEQUENT EVENTS:

In August 2006, on the basis of further audit work and a review of subsequent events performed by O'Donnell, O'Donnell completed the audit of our June 30, 2001 financial statements. In September 2006 we filed forms 10-QSB for the three months ended September 30, 2001, the six months ended December 31, 2001 and the nine months ended March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ASPEON, INC.

Date: September 27, 2006                      By:    /s/ DAVID  J. CUTLER
                                                     --------------------
                                                     David J Cutler
                                                     Chief Executive Officer, &
                                                     Chief Financial Officer

    In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                      TITLE                       DATE


/s/ DAVID J. CUTLER          Chief Executive Officer         September 27, 2006
------------------------
    David J. Cutler                      &
                             Chief Financial Officer
                             (Principal Financial and
                             Accounting Officer)