Form 10QSB
period 2006-09-30
ASPEON INC
filed 2006-11-16
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

  [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

                                       OR

  [___]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                        52-1945748
(State or other jurisdiction of                (IRS Employer Identification No.)
   incorporation or organization)

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
                    (Address of principal executive offices)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

              CLASS                               OUTSTANDING NOVEMBER 15, 2006
-------------------------------                  -------------------------------
Common Stock, $ 0.01 par value                           20,000,000 shares

Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)                          PAGE

Consolidated Balance Sheet - September 30, 2006.                               3

Consolidated Statements of Operations - Three Months ended September 30,       4
2006 and 2005.

Consolidated Statement of Cash Flows - Three Months ended September 30,        5
2006 and 2005.

Notes to Consolidated Financial Statements.                                    6


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                         22

ITEM 3.           CONTROLS AND PROCEDURES                                     28




PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                           28
Item 2.           Changes in Securities                                       28
Item 3.           Defaults on Senior Securities                               29
Item 4.           Submission of Matters to a Vote of Security Holders         29
Item 5.           Other Information                                           29
Item 6.           Exhibits and Reports on Form 8-K                            29

PART I.   FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                                  ASPEON, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                                                SEPTEMBER 30,
                                                                                                    2006
                                                                                             -----------------
ASSETS

CURRENT ASSETS

      Cash & Cash Equivalents                                                                $              1
      Prepaid Expenses                                                                                    198
                                                                                             -----------------
                   Total Current Assets                                                                   199
                                                                                             -----------------
TOTAL ASSETS                                                                                 $            199
                                                                                             =================

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                                       $      6,757,616
      Unearned Income & Customer Deposits                                                             236,128
      Accrued Expenses                                                                                584,811
      Notes Payable                                                                                   339,696
      Deferred Earnouts                                                                               208,195
                                                                                             -----------------
                   Total Current Liabilities                                                        8,126,445

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                                0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  20,000,000                        200,000
      shares issued and outstanding.
      Additional Paid In Capital                                                                   84,846,966
      Treasury Stock                                                                                  (60,000)
      Accumulated Deficit                                                                         (93,113,212)
                                                                                             -----------------
                   Total Stockholders' Deficit                                                     (8,126,246)
                                                                                             -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $            199
                                                                                             =================

         See accompanying notes to consolidated financial statements.

                                  ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           2006                 2005
                                                                    -----------------     ----------------


Operating Expenses / (Income)

      General & Administrative Expenses                                       22,601               30,584
                                                                    -----------------     ----------------
      Total Operating Expenses / (Income)                                     22,601               30,584

      Operating Profit / (Loss)                                              (22,601)             (30,584)

Interest and Other Income / (Expenses) Net                                    (3,952)              (2,056)
                                                                    -----------------     ----------------
Profit / (Loss) before Income Taxes                                          (26,553)             (32,640)

Provision for Income Taxes                                                         -                    -
                                                                    -----------------     ----------------
Net Profit / (Loss)                                                 $        (26,553)     $       (32,640)
                                                                    =================     ================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                         ($0.00)              ($0.00)
                                                                    =================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                     20,000,000            9,436,225
                                                                    =================     ================

          See accompanying notes to consolidated financial statements.

                                  ASPEON, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                       2006                 2005
                                                                                -----------------     ----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                            $        (26,553)     $       (32,640)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH                                       0                    0
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase)/Decrease in Other Receivables                                                 0               (3,629)
      Increase/(Decrease) in Accounts Payable                                                (11)               3,853
      Increase/(Decrease) in Accrued Expenses                                              4,003                2,056

                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in) Operating Activities                       (22,561)             (30,360)

CASH FLOW FROM INVESTING ACTIVITIES                                                            0                    0

                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in) Investing Activities                             0                    0

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                                        22,555               30,717

                                                                                -----------------     ----------------
      Total Cash Flow provided by / (used in)  Financing Activities                       22,555               30,717

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $             (6)     $           357
                                                                                =================     ================

Cash and Cash Equivalents at the beginning of the period                        $              7      $        20,000
                                                                                =================     ================
Cash and Cash Equivalents at the end of the period                              $              1      $        20,357
                                                                                =================     ================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $              0      $             0
                                                                                -----------------     ----------------
Cash paid for income tax                                                        $              0      $             0
                                                                                -----------------     ----------------

          See accompanying notes to consolidated financial statements.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL

         We were incorporated in the State of Delaware in September 1995 under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and subsequently to Aspeon, Inc. in December 1999. Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211 and our telephone number is 303-380-9784.

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL (CONTINUED)

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL (CONTINUED)

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL (CONTINUED)

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL (CONTINUED)

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL (CONTINUED)

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

         In December 2003, we appointed attorney Frank G. Blundo Jr. P.C. as trustee in an assignment for the benefit of the creditors of Aspeon and CCI commencing effective January 1, 2004. Effective January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to participate and be bound by the terms of the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Consequently we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

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

         In April 2005, we appointed David J. Cutler as a new director and Chief Executive Officer and subsequent to that are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the law suit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL (CONTINUED)

         On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $212,000.

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. GENERAL (CONTINUED)

         Effective March 13, 2006, David Cutler, at that time our sole director and officer, appointed Wesley F. Whiting and Redgie Green as new, non executive directors to join him on our board of directors.

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

NOTE 2. BASIS OF PRESENTATION

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2006 filed with the SEC.

NOTE 3.  LIQUIDITY

         As of September 30, 2006, we had $1 cash on hand, $199 of assets, no operating business or other source of income, outstanding liabilities of approximately  $8.1  million,  a  stockholders'  deficit of  approximately  $8.1 million.

            Consequently we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3. LIQUIDITY (CONTINUED)

reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the three months ended September 30, 2006 Mr. Cutler made further advances to us of $23,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

         It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed.

NOTE 4. BASIS OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of Aspeon and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

NOTE 5. ACQUISITIONS AND DISPOSITIONS

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5. ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

Restaurant Consulting Services, Inc.        acquired August 1999.               ceased trading in June 2002.

Aspeon Solutions, Inc.                      established February 2000.          dormant from June 2002.

Teneo Ltd (75% ownership)                   established March 2000.             sold March 2001.

Monument Software Corporation               acquired March 2000.                merged with RCS in fiscal 2001.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

COMPREHENSIVE INCOME (LOSS) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months ended September 30, 2006 and 2005 our net income / (loss) was identical to our comprehensive income / (loss).

INCOME (LOSS) PER SHARE -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three months ended September 30, 2006 and 2005 as we had no stock options or warrants outstanding during periods.

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

BUSINESS SEGMENTS -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the three months ended September 30, 2006 and 2005 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

NOTE 7.  NOTES PAYABLE

         As at September 30, 2006 the balance of notes payable included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of the note payable as at September 30, 2006.

         The remainder of the balance of notes payable represents a loan to us of $212,000 by David J. Cutler, one of our directors. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCKHOLDERS' EQUITY

COMMON STOCK

         There was no issue of common stock in the three months ended September 30, 2006 or 2005.

         On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $212,000.

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

         All outstanding options were cancelled during the fiscal year ended June 30, 2005 with the resignation of Richard P. Stack as our sole director and officer in April 2005 and consequently no stock options were outstanding during the three months ended September 30, 2006 and 2005.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8. STOCKHOLDERS' EQUITY (CONTINUED)

WARRANTS

         We had no warrants issued or outstanding during the three months ended September 30, 2006 or 2005.

NOTE 9.  TREASURY STOCK

         In connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock, valued at $60,000, were cancelled.

NOTE 10. RELATED PARTY TRANSACTIONS

         On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $212,000.

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the three months ended September 30, 2006 Mr. Cutler made further advances to us of $23,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

NOTE 11. COMMITMENTS

LEASES

         As at September 30, 2006 and 2005 we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under these leases is recorded as current liabilities included in our balance of accounts payable.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11. COMMITMENTS (CONTINUED)

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


NOTE 12. SUBSEQUENT EVENTS

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

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $212,000.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2006, we had $1 cash on hand, $199 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

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

         If we were to be subject to any further appeal which may be made in respect of the law suit brought against us by certain of our shareholders and were to lose such appeal it is unlikely that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the damages assessed and we would have no alternative but to file for bankruptcy.

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the three months ended September 30, 2006 Mr. Cutler made further advances to us of $23,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

         GENERAL AND ADMINISTRATIVE EXPENSES. In the three months ended September 30, 2006 we incurred general and administrative expenses of $23,000 compared to $31,000 in the three months ended September 30, 2005, a variance of $8,000, or 26%. The variance arose due the fact that in the three months ended September 30, 2005 we incurred significant travel, rent and contract labor costs during the initial phase of bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of travel, rent and contract labor in the three months ended September 30, 2006 now we have made significant progress in bringing our financial records and SEC filings up to date.

         OPERATING PROFIT / (LOSS). In the three months ended September 30, 2006 we had an operating loss of $(23,000) compared an operating loss of $(31,000) for the three months ended September 30, 2005, a variance $8000, of 26%, due to the factors outlined above.

         NET INTEREST AND OTHER INCOME / (EXPENSE). We had a net interest and other (expense) of $ (4,000) in the three months ended September 30, 2006 compared to $(2,000) in the three months ended September 30, 2005, a variance of $2,000 or 100%. This expense relates to the interest expense accrued on the loan made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan the director has advanced to us between the two periods.

         PROFIT / (LOSS) BEFORE INCOME TAXES. In the three months ended September 30, 2006 we had a loss before income taxes of $(27,000) compared a loss before income taxes of $(33,000) for the three months ended September 30, 2005, a variance of 6,000, or 18%, due to the factors outlined above.

         PROVISION FOR INCOME TAXES. No provision for income taxes was required in the three months ended September 30, 2006 or the three months ended September 30, 2005 as we generated tax losses in both periods.

         NET PROFIT / (LOSS) AND COMPREHENSIVE PROFIT / (LOSS). We had a net loss of $(27,000) for the three months ended September 30, 2006 compared a net loss of $(33,000) for the three months ended September 30, 2005, a variance of $6,000, or 18%, due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for both the three months ended September 30, 2006 and 2005.

CASH FLOW INFORMATION

         As of September 30, 2006, we had $1 cash on hand, $199 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.1 million, a stockholders' deficit of approximately $8.1 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the three months ended September 30, 2006 Mr. Cutler made further advances to us of $23,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

         Net cash (used in) operations in the three months ended September 30, 2006 was $(23,000) compared to $(30,000) in the three months ended September 30, 2005, a variance of $7,000, or 23%. In the three months ended September 30, 2006 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(27,000) which was partially offset by a positive cash flow of $4,000 generated from the net movement in our operating assets and liabilities. This compares a net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(33,000) in the three months ended September 30, 2005 which was partially offset by a positive cash flow of $2,000 generated from the net movement in our operating assets and liabilities.

         No cash was provided by / (used in) investing activities in the three months ended September 30, 2006 or 2005 as we had no investments to sell and no available cash to purchase investments.

         Net cash was provided by financing activities in the three months ended September 30, 2006 was $23,000 compared to $31,000 in the three months ended September 30, 2005, a variance of $8,000, or 26%, reflecting the reduced need for funding to be provided to us by one of our directors.

PLANNED OPERATIONS

         Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors or otherwise eliminate debt, bring our financial records and SEC filings up to date, obtain debt or equity financing to meet our ongoing operating expenses, seek re-listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

ACCOUNTING PRONOUNCEMENTS

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

         In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurement where the FASB has previously determined that under those pronouncements fair value is the appropriate measurement. This statement does not require any new fair value measurements but may require companies to change current practice. This statement is effective for those fiscal years beginning after November 15, 2007 and to the interim periods within those fiscal years. We believe that SFAS No. 157 should not have a material impact on our financial position or results of operations

         In June 2006, the FASB issued Interpretation ("FIN") No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We believe that FIN No. 48 should not have a material impact on our financial position or results of operations

         In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR HYBRID FINANCIAL INSTRUMENTS" ("SFAS No. 155"). SFAS No. 155 amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES" and SFAS No. 140 "ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES-A REPLACEMENT OF FASB STATEMENT NO. 125". SFAS No. 155 permits the fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies that both interest-only and principal-only strips are not subject to the provision of SFAS No. 133. Further, SFAS No. 155 establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding versus those that are embedded derivatives. Other provisions relate to matters of concentration of credit risk and application of certain provisions to special purpose entities. The effective date for the provisions of SFAS No. 155 is for those instruments acquired or issued after the beginning of our fiscal year 2007. We believe that SFAS No. 155 should not have a material impact on our financial position or results of operations.


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

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES.

         All details of changes in our securities are set out in Note 8 to the financial statements for the interim period - "Stockholders' Equity" above.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         All details of our defaults in respect of our debt are set out in Note 7 to the financial statements for the interim period "Notes Payable." There are no recent new defaults.

         We are in default on a number of operating and capital leases either directly or as guarantor for our subsidiary companies. These liabilities have been included in the balance of our accounts payable. We will attempt to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities, or otherwise eliminate debt.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

         No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through September 30, 2006 or subsequent to that date.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS.

                  EXHIBIT NO.                        DESCRIPTION
                        31                 Section 302 Certification
                        32                 Section 906 Certification

B.       REPORTS ON FORM 8-K.

                  None.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ASPEON, INC,
                           ---------------------------
                                  (REGISTRANT)




Date: November 15, 2006                     /s/     David J. Cutler
                                            -----------------------------------
                                            David J. Cutler,
                                            President, Chief Executive Officer
                                            Chief Financial Officer and Director