Form 10QSB
period 2006-12-31
ASPEON INC
filed 2007-02-15
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

                                       OR

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477


                                  ASPEON, INC.
                            -----------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       52-1945748
         --------                                       ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
   incorporation or organization)

           2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 380 9784
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

           Class                                Outstanding February 15, 2007
------------------------------                  -----------------------------
Common Stock, $ 0.01 par value                        20,000,000 shares

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 PAGE

Consolidated Balance Sheet - December 31, 2006.                             3

Consolidated Statements of Operations - Three and Six Months ended          4
December 31, 2006 and 2005.

Consolidated Statement of Cash Flows - Six Months ended December 31,        5
2006 and 2005.

Notes to Consolidated Financial Statements                                  6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               22

Item 3.  Controls and Procedures                                           31


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 31
Item 2.  Changes in Securities                                             31
Item 3.  Defaults on Senior Securities                                     32
Item 4.  Submission of Matters to a Vote of Security Holders               32
Item 5.  Other Information                                                 32
Item 6.  Exhibits and Reports on Form 8-K                                  32

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                          Aspeon, Inc.
                                   Consolidated Balance Sheet
                                          (Unaudited)

                                                                                           December 31,
                                                                                               2006
                                                                                        ------------------
ASSETS

Current Assets

      Prepaid Expenses                                                                  $             198

                                                                                        ------------------
                   Total Current Assets                                                               198

                                                                                        ------------------
TOTAL ASSETS                                                                            $             198
                                                                                        ==================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                  $       6,757,616
      Unearned Income & Customer Deposits                                                         236,128
      Accrued Expenses                                                                            589,242
      Notes Payable                                                                               364,802
      Deferred Earnouts                                                                           208,195

                                                                                        ------------------
                   Total Current Liabilities                                                    8,155,982

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized, 20,000,000                     200,000
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,846,966
      Treasury Stock                                                                              (60,000)
      Accumulated Deficit                                                                     (93,142,750)
                                                                                        ------------------
                   Total Stockholders' Deficit                                                 (8,155,784)

                                                                                        ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                             $             198
                                                                                        ==================

          See accompanying Notes to Consolidated Financial Statements.

                                        3


                                                  Aspeon, Inc.
                                     Consolidated Statements of Operations
                                                  (Unaudited)

                                                               Three Months Ended                       Six Months Ended
                                                                  December 31,                            December 31,
                                                             2006                2005                 2006                2005
                                                      -----------------   ----------------     -----------------   -----------------
Operating Expenses

      General & Administrative Expenses                         25,056             30,947                47,658              61,532

      Loss on Assignment For Benefit of Creditors                    0             20,000                     0              20,000

                                                      -----------------   ----------------     -----------------   -----------------
      Total Operating Expenses                                 (25,056)           (50,947)              (47,658)            (81,532)

      Operating (Loss)                                         (25,056)           (50,947)              (47,658)            (81,532)

Interest and Other Income / (Expenses) Net                      (4,482)            (2,538)               (8,433)             (4,594)

                                                      -----------------   ----------------     -----------------   -----------------
Profit / (Loss) before Income Taxes                            (29,538)           (53,485)              (56,091)            (86,126)

Provision for Income Taxes                                    -                   -                    -                    -

                                                      -----------------   ----------------     -----------------   -----------------
Net Profit / (Loss)                                   $        (29,538)   $       (53,485)     $        (56,091)   $        (86,126)
                                                      =================   ================     =================   =================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                           ($0.00)            ($0.01)               ($0.00)             ($0.01)
                                                      =================   ================     =================   =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                       20,000,000          9,436,225            20,000,000           9,436,225
                                                      =================   ================     =================   =================

                          See accompanying Notes to Consolidated Financial Statements.


                                                        4


                                                  Aspeon, Inc.
                                     Consolidated Statements of Cash Flows
                                                  (Unaudited)


                                                                                             Six Months Ended
                                                                                              December 31,
                                                                                       2006                  2005
                                                                                 ----------------     -----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                             $       (56,091)     $        (86,126)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH                                       0                     0
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Other Receivables                                                 0                 5,134
      (Increase)/Decrease in Prepaid Expenses                                                (11)                1,150
      Increase/(Decrease) in Accounts Payable                                                  0                (4,909)
      Increase/(Decrease) in Accrued Expenses                                              8,434                14,593

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in) Operating Activities                       (47,668)              (70,158)

CASH FLOW FROM INVESTING ACTIVITIES                                                            0                     0

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in) Investing Activities                             0                     0

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                                        47,661                50,165

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in)  Financing Activities                       47,661                50,165

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                 $            (7)     $        (19,993)
                                                                                 ================     =================

Cash and Cash Equivalents at the beginning of the period                         $             7      $         20,000
                                                                                 ================     =================
Cash and Cash Equivalents at the end of the period                               $             0      $              7
                                                                                 ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $             0      $              0
                                                                                 ----------------     -----------------
Cash paid for income tax                                                         $             0      $              0
                                                                                 ----------------     -----------------

                          See accompanying Notes to Consolidated Financial Statements.


                                                        5

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

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.  General (continued)

     On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $237,000.

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

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $235,000.

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

Note 2.  Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2006 filed with the SEC.

Note 3.  Liquidity


         As of September 31, 2006, we had $0 cash on hand, $198 of assets, no operating business or other source of income, outstanding liabilities of approximately  $8.2  million,  a  stockholders'  deficit of  approximately  $8.2 million.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Liquidity (continued)

reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the six months ended December 31, 2006 Mr. Cutler made further advances to us of $49,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months and six ended December 31, 2006 and 2005 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Summary of Significant Accounting Policies (continued)

issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three and six months ended December 31, 2006 and 2005 as we had no stock options or warrants outstanding during periods.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the three and six months ended December 31, 2006 and 2005 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

Note 7.  Notes Payable

         As at December 31, 2006 the balance of notes payable included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of the note payable as at December 31, 2006.

            The remainder of the balance of notes payable represents a loan to us of $237,000 by David J. Cutler, one of our directors. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Stockholders' Equity

Common Stock

         There was no issue of common stock in the three or six months ended December 31, 2006 or 2005.

     On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $237,000.

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

            All outstanding options were cancelled during the fiscal year ended June 30, 2005 with the resignation of Richard P. Stack as our sole director and officer in April 2005 and consequently no stock options were outstanding during the three or six months ended December 31, 2006 and 2005.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Stockholders' Equity (continued)

Warrants

         We had no warrants issued or outstanding during the three or six months ended December 31, 2006 or 2005.

Note 9.  Treasury Stock

         In connection with the sale of certain assets related to the sale of DTI in March 2001, 200,000 shares of common stock, valued at $60,000, were cancelled.

Note 10. Related Party Transactions

     On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $237,000.

            During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the six months ended December 31, 2006 Mr. Cutler made further advances to us of $49,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note 11. Commitments

Leases

            As at December 31, 2006 and 2005 we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under these leases is recorded as current liabilities included in our balance of accounts payable.

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

         On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $237,000.

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

LIQUIDITY AND CAPITAL RESOURCES


         As of December 31, 2006, we had $0 cash on hand, $198 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.2 million, a stockholders' deficit of approximately $8.2 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the six months ended December 31, 2006 Mr. Cutler made further advances to us of $49,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Results of Operations - Three Months Ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

         General and Administrative Expenses. In the three months ended December 31, 2006 we incurred general and administrative expenses of $25,000 compared to $31,000 in the three months ended December 31, 2005, a variance of $6,000, or 19%. The variance arose due the fact that in the three months ended December 31, 2005 we incurred significant travel, rent and contract labor costs during the initial phase of bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of travel, rent and contract labor in the three months ended December 31, 2006 now we have made significant progress in bringing our financial records and SEC filings up to date.

         Loss on Assignment for Benefit of Creditors. . In the three months ended December 31, 2006 we incurred no loss on assignment for the benefit of creditors compared to $20,000 in the three months ended December 31, 2005, a variance of $20,000, or 100%.

         In the three months ended December 31, 2005 we incurred the loss of $20,000 on the assignment for the benefit of the creditors of Aspeon and CCI due to the payment of $20,000 to Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, for the benefit of Aspeon and CCI creditors.

     On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $237,000.

         We incurred no loss on assignment for the benefit of creditors in the three months ended December 31, 2006 as no further payments were due to the trustee of the assignment for the benefit of Aspeon and CCI creditors.

         Operating Profit / (Loss). In the three months ended December 31, 2006 we had an operating loss of $(25,000) compared an operating loss of $(51,000) for the three months ended December 31, 2005, a variance $26,000, of 51%, due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (4,000) in the three months ended December 31, 2006 compared to $(3,000) in the three months ended December 31, 2005, a variance of $1,000 or 33%. This expense relates to the interest expense accrued on the loan made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan the director has advanced to us between the two periods.

         Profit / (Loss) before Income Taxes. In the three months ended December 31, 2006 we had a loss before income taxes of $(30,000) compared a loss before income taxes of $(53,000) for the three months ended December 31, 2005, a variance of $23,000, or 43%, due to the factors outlined above.

         Provision for Income Taxes. No provision for income taxes was required in the three months ended December 31, 2006 or the three months ended December 31, 2005 as we generated tax losses in both periods.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(30,000) for the three months ended December 31, 2006 compared a net loss of $(53,000) for the three months ended December 31, 2005, a variance of $23,000, or 43%, due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for both the three months ended December 31, 2006 and 2005.

Results of Operations - Six Months Ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

         General and Administrative Expenses. . In the six months ended December 31, 2006 we incurred general and administrative expenses of $48,000 compared to $62,000 in the six months ended December 31, 2005, a variance of $14,000, or 23%. The variance arose due the fact that in the six months ended December 31, 2005 we incurred significant travel, rent and contract labor costs during the initial phase of bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of travel, rent and contract labor in the six months ended December 31, 2006 now we have made significant progress in bringing our financial records and SEC filings up to date.

         Loss on Assignment for Benefit of Creditors. . In the six months ended December 31, 2006 we incurred no loss on assignment for the benefit of creditors compared to $20,000 in the six months ended December 31, 2005, a variance of $20,000, or 100%.

         In the six months ended December 31, 2005 we incurred the loss of $20,000 on the assignment for the benefit of the creditors of Aspeon and CCI due to the payment of $20,000 to Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, for the benefit of Aspeon and CCI creditors.

     On April 22, 2005, our sole director, David J. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005 $20,000 which had been placed in escrow with Frank G. Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $237,000.

         We incurred no loss on assignment for the benefit of creditors in the six months ended December 31, 2006 as no further payments were due to the trustee of the assignment for the benefit of Aspeon and CCI creditors.

         Operating (Loss) In the six months ended December 31, 2006 we had an operating loss of $(48,000) compared an operating loss of $(82,000) for the six months ended December 31, 2005, a variance $34,000, of 41%, due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (8,000) in the six months ended December 31, 2006 compared to $(5,000) in the six months ended December 31, 2005, a variance of $3,000 or 60%. This expense relates to the interest expense accrued on the loan made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan the director has advanced to us between the two periods.

         Provision for Income Taxes. No provision for income taxes was required in the six months ended December 31, 2006 or the six months ended December 31, 2005 as we generated tax losses in both periods.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(56,000) for the six months ended December 31, 2006 compared a net loss of $(86,000) for the three months ended December 31, 2005, a variance of $30,000, or 35%, due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for both the six months ended December 31, 2006 and 2005.


Cash Flow Information


                  As of December 31, 2006, we had $0 cash on hand, $198 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.2 million, a stockholders' deficit of approximately $8.2 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the six months ended December 31, 2006 Mr. Cutler made further advances to us of $49,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

         Net cash (used in) operations in the six months ended December 31, 2006 was $(48,000) compared to $(70,000) in the six months ended December 31, 2005, a variance of $22,000, or 31%. In the six months ended December 31, 2006 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(56,000) which was partially offset by a positive cash flow of $8,000 generated from the net movement in our operating assets and liabilities. This compares a net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(86,000) in the six months ended December 31, 2005 which was partially offset by a positive cash flow of $16,000 generated from the net movement in our operating assets and liabilities.

         No cash was provided by / (used in) investing activities in the six months ended December 31, 2006 or 2005 as we had no investments to sell and no available cash to purchase investments.

         Net cash was provided by financing activities in the six months ended December 31, 2006 was $48,000 compared to $50,000 in the six months ended December 31, 2005, a variance of $2,000, or 4%, reflecting the reduced need for funding to be provided to us by one of our directors.

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

Item 4.  Submission of Matters to Vote of Security Holders

            No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through December 31, 2006 or subsequent to that date.

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


                                    ASPEON, INC,
                                    (Registrant)



Date: February  15, 2007                    /s/     David J. Cutler
------------------------                 ---------------------------------------
                                            David J. Cutler,
                                            President, Chief Executive Officer
                                            Chief Financial Officer and Director