Form 10QSB
period 2007-03-31
ASPEON INC
filed 2007-05-16
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

                                       OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       52-1945748
----------------------------------             --------------------------------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date:

         Class                                        Outstanding May 15, 2007
-------------------------------                       -------------------------
Common Stock, $ 0.01 par value                           20,000,000 shares

        Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                PAGE

Consolidated Balance Sheet - March 31, 2007.                               3

Consolidated Statements of Operations - Three and Nine Months ended        4
March 31, 2007 and 2006.

Consolidated Statement of Cash Flows - Nine Months ended March 31,         5
2007 and 2006.

Notes to Consolidated Financial Statements.                                6


Item 2.           Management's Discussion and Analysis
                  and Results of Operations                               22

Item 3.           Controls and Procedures                                 31

Item 3A(T).       Controls and Procedures                                 31


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                       31
Item 2.           Changes in Securities                                   31
Item 3.           Defaults on Senior Securities                           32
Item 4.           Submission of Matters to a Vote of Security Holders     32
Item 5.           Other Information                                       32
Item 6.           Exhibits and Reports on Form 8-K                        32

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                          Aspeon, Inc.
                                   Consolidated Balance Sheet
                                          (Unaudited)



                                                                                                  March 31,
                                                                                                    2007
                                                                                             ------------------
ASSETS

Current Assets

      Prepaid Expenses                                                                       $             198

                                                                                             ------------------
                   Total Current Assets                                                                    198

                                                                                             ------------------
TOTAL ASSETS                                                                                 $             198
                                                                                             ==================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                       $       6,757,616
      Unearned Income & Customer Deposits                                                              236,128
      Accrued Expenses                                                                                 594,035
      Notes Payable                                                                                    382,894
      Deferred Earnouts                                                                                208,195

                                                                                             ------------------
                   Total Current Liabilities                                                         8,178,867

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                                 0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized, 20,000,000                          200,000
      shares issued and outstanding.
      Additional Paid In Capital                                                                    84,846,966
      Treasury Stock                                                                                   (60,000)
      Accumulated Deficit                                                                          (93,165,635)
                                                                                             ------------------
                   Total Stockholders' Deficit                                                      (8,178,669)

                                                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $             198
                                                                                             ==================

                 See accompanying Notes to Consolidated Financial Statements.


                                                  Aspeon, Inc.
                                     Consolidated STatements of Operations
                                                  (Unaudited)

                                                               Three Months Ended                       Nine Months Ended
                                                                    March 31,                                 March 31,
                                                             2007                2006                 2007                2006
                                                      -----------------   ----------------     -----------------   -----------------
Operating Expenses

      General & Administrative Expenses                         18,093             22,176                65,750              83,707

      Loss on Assignment For Benefit of Creditors                    0                  0                     0              20,000

                                                      -----------------   ----------------     -----------------   -----------------
      Total Operating Expenses                                 (18,093)           (22,176)              (65,750)           (103,707)

      Operating (Loss)                                         (18,093)           (22,176)              (65,750)           (103,707)

Interest and Other Income / (Expenses) Net                      (4,792)            (2,891)              (13,226)             (7,485)

                                                      -----------------   ----------------     -----------------   -----------------
Profit / (Loss) before Income Taxes                            (22,885)           (25,067)              (78,976)           (111,192)

Provision for Income Taxes                                    -                   -                    -                    -

                                                      -----------------   ----------------     -----------------   -----------------
Net Profit / (Loss)                                   $        (22,885)   $       (25,067)     $        (78,976)   $       (111,192)
                                                      =================   ================     =================   =================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                           ($0.00)            ($0.00)               ($0.00)             ($0.01)
                                                      =================   ================     =================   =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                     20,000,000          9,436,225            20,000,000           9,436,225
                                                      =================   ================     =================   =================

                      See accompanying Notes to Consolidated Financial Statements.


                                          Aspeon, Inc.
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                                                           Nine Months Ended
                                                                                               March 31,
                                                                                       2007                  2006
                                                                                 ----------------     -----------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                             $       (78,976)     $       (111,192)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH                                       0                     0
PROVIDED BY / (USED IN) OPERATING ACTIVITIES

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Other Receivables                                                 0               (44,019)
      (Increase)/Decrease in Prepaid Expenses                                                (11)                  962
      Increase/(Decrease) in Accounts Payable                                                  0                46,363
      Increase/(Decrease) in Accrued Expenses                                             13,226                 7,485

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in) Operating Activities                       (65,761)             (100,401)

CASH FLOW FROM INVESTING ACTIVITIES                                                            0                     0

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in) Investing Activities                             0                     0

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                                        65,754                80,408

                                                                                 ----------------     -----------------
      Total Cash Flow provided by / (used in)  Financing Activities                       65,754                80,408

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                 $            (7)     $        (19,993)
                                                                                 ================     =================

Cash and Cash Equivalents at the beginning of the period                         $             7      $         20,000
                                                                                 ================     =================
Cash and Cash Equivalents at the end of the period                               $             0      $              7
                                                                                 ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                           $             0      $              0
                                                                                 ----------------     -----------------
Cash paid for income tax                                                         $             0      $              0
                                                                                 ----------------     -----------------

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

Note 2.  Basis of Presentation

         The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2007. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2006 filed with the SEC.

Note 3.  Liquidity


         As of March 31, 2007, we had $0 cash on hand, $198 of assets, no operating business or other source of income, outstanding liabilities of approximately  $8.2  million,  a  stockholders'  deficit of  approximately  $8.2 million.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 3.  Liquidity (continued)

reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the nine months ended March 31, 2007 Mr. Cutler made further advances to us of $66,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months and nine ended March 31, 2007 and 2006 our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 6.  Summary of Significant Accounting Policies (continued)

issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three and nine months ended March 31, 2007 and 2006 as we had no stock options or warrants outstanding during periods.

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

Business Segments -- In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes that following our decision to terminate the last of our operating businesses effective June 30, 2003, that our activities during the three and nine months ended March 31, 2007 and 2006 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

Note 7.  Notes Payable

         As at March 31, 2007 the balance of notes payable included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of the note payable as at March 31, 2007.

            The remainder of the balance of notes payable represents a loan to us of $255,000 by David J. Cutler, one of our directors. The loan, bearing interest at 8%, was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will provide us with further funding in the future.

                                  ASPEON, INC.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 8.  Stockholders' Equity

Common Stock

         There was no issue of common stock in the three or nine months ended December 31, 2007 or 2006.

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

            During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the nine months ended March 31, 2007 Mr. Cutler made further advances to us of $66,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note 11. Commitments

Leases

            As at March 31, 2007 and 2006 we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under these leases is recorded as current liabilities included in our balance of accounts payable.

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


Note 12. Subsequent Events

         None.

ITEM 2.  Management's Discussion and Results of Operations.

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

LIQUIDITY AND CAPITAL RESOURCES


         As of March 31, 2007, we had $0 cash on hand, $198 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.2 million, a stockholders' deficit of approximately $8.2 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the six months ended March 31, 2007 Mr. Cutler made further advances to us of $66,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

         General and Administrative Expenses. In the three months ended March 31, 2007 we incurred general and administrative expenses of $18,000 compared to $22,000 in the three months ended March 31, 2006, a variance of $4,000, or 18%. The variance arose due the fact that in the three months ended March 31, 2006 we incurred significant travel, rent and contract labor costs during the initial phase of bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of travel, rent and contract labor in the three months ended March 31, 2007 now we have made significant progress in bringing our financial records and SEC filings up to date.

         Operating Profit / (Loss). In the three months ended March 31, 2007 we had an operating loss of $(18,000) compared an operating loss of $(22,000) for the three months ended March 31, 2006, a variance $4,000, of 18%, due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $ (5,000) in the three months ended March 31, 2007 compared to $(3,000) in the three months ended March 31, 2006, a variance of $2,000 or 66%. This expense relates to the interest expense accrued on the loan made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan the director has advanced to us between the two periods.

         Profit / (Loss) before Income Taxes. In the three months ended March 31, 2007 we had a loss before income taxes of $(23,000) compared a loss before income taxes of $(25,000) for the three months ended March 31, 2006, a variance of $2,000, or 8%, due to the factors outlined above.

         Provision for Income Taxes. No provision for income taxes was required in the three months ended March 31, 2007 or the three months ended March 31, 2006 as we generated tax losses in both periods.

         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(23,000) for the three months ended March 31, 2007 compared a net loss of $(25,000) for the three months ended March 31, 2006, a variance of $2,000, or 8%, due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for both the three months ended March 31, 2007 and 2006.

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2006

         General and Administrative Expenses. . In the nine months ended March 31, 2007 we incurred general and administrative expenses of $66,000 compared to $84,000 in the nine months ended March 31, 2006, a variance of $18,000, or 21%. The variance arose due the fact that in the nine months ended March 31, 2006 we incurred significant travel, rent and contract labor costs during the initial phase of bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of travel, rent and contract labor in the nine months ended March 31, 2007 now we have made significant progress in bringing our financial records and SEC filings up to date.

         Loss on Assignment for Benefit of Creditors. . In the nine months ended March 31, 2007 we incurred no loss on assignment for the benefit of creditors compared to $20,000 in the nine months ended March 31, 2006, a variance of $20,000, or 100%.

         In the nine months ended March 31, 2006 we incurred the loss of $20,000 on the assignment for the benefit of the creditors of Aspeon and CCI due to the payment of $20,000 to Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, for the benefit of Aspeon and CCI creditors.

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

         We incurred no loss on assignment for the benefit of creditors in the nine months ended March 31, 20067as no further payments were due to the trustee of the assignment for the benefit of Aspeon and CCI creditors.

         Operating (Loss) In the nine months ended March 31, 2007 we had an operating loss of $(66,000) compared an operating loss of $(104,000) for the nine months ended March 31, 2006, a variance $38,000, of 37%, due to the factors outlined above.

           Net Interest and Other Income / (Expense). We had a net interest and other (expense) of $(13,000) in the nine months ended March 31, 2007 compared to $(7,000) in the nine months ended March 31, 2006, a variance of $6,000 or 86%. This expense relates to the interest expense accrued on the loan made to us by one of our directors. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan the director has advanced to us between the two periods.

         Provision for Income Taxes. No provision for income taxes was required in the nine months ended March 31, 2007 or the nine months ended March 31, 2006 as we generated tax losses in both periods.


         Net Profit / (Loss) and Comprehensive Profit / (Loss). We had a net loss of $(79,000) for the nine months ended March 31, 2007 compared a net loss of $(111,000) for the nine months ended March 31, 2006, a variance of $32,000, or 29%, due to the factors outlined above.

         Our comprehensive loss was identical to our net loss for both the nine months ended March 31, 2006 and 2005.


Cash Flow Information


                  As of March 31, 2007, we had $0 cash on hand, $198 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.2 million, a stockholders' deficit of approximately $8.2 million and a law suit brought against us by certain of our shareholders which had been ruled in our favor by the Courts but which could be subject to a further appeal by the shareholders in question.

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

         During the fiscal years ended June 30, 2006 and 2005, one of our directors, David J. Cutler, advanced to us $115,000 and $88,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the nine months ended March 31, 2007 Mr. Cutler made further advances to us of $66,000 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

         Net cash (used in) operations in the nine months ended March 31, 2007 was $(66,000) compared to $(100,000) in the nine months ended March 31, 2006, a variance of $34,000, or 34%. In the nine months ended March 31, 2007 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(79,000) which was partially offset by a positive cash flow of $13,000 generated from the net movement in our operating assets and liabilities. This compares a net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $(111,000) in the nine months ended March 31, 2006 which was partially offset by a positive cash flow of $11,000 generated from the net movement in our operating assets and liabilities.

         No cash was provided by / (used in) investing activities in the nine months ended March 31, 2007 or 2006 as we had no investments to sell and no available cash to purchase investments.

         Net cash was provided by financing activities in the nine months ended March 31, 2007 was $66,000 compared to $80,000 in the nine months ended March 31, 2006, a variance of $14,000, or 18%, reflecting the reduced need for funding to be provided to us by one of our directors.

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

Accounting Pronouncements

         In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements". The adoption of this statement is not expected to have a material effect on our financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for period ending after November 15, 2006. The adoption of this SAB is not expected to have a material effect on our financial statements.

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

ITEM 3.  Controls and Procedures

a.       Evaluation of Disclosure Controls and Procedures:

The management of the company has evaluated the effectiveness of the issuer's disclosure controls and procedures as of the end of the period of the report
March 31, 2007 and have concluded that the disclosure controls, internal controls and procedures are adequate and effective based upon their evaluation as of the evaluation date.

b.       Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuer's last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

ITEM 3(A)T. Controls and Procedures

There have been no changes in the small business issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.


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

Item 4.  Submission of Matters to Vote of Security Holders

            No matters were submitted by us to a vote of our security holders during our fiscal years ended June 30, 2001 through March 31, 2007 or subsequent to that date.

Item 5.  Other Information.

         None.

Item 6.  Exhibits

                  EXHIBIT NO.                        DESCRIPTION

                        31                      Section 302 Certification
                        32                      Section 906 Certification

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ASPEON, INC,
                                    (Registrant)




Date: May 15, 2007                  /s/     David J. Cutler
-------------------------           --------------------------------------------
                                            David J. Cutler,
                                            President, Chief Executive Officer
                                            Chief Financial Officer and Director