Form 10KSB
period 2007-06-30
ASPEON INC
filed 2007-10-01
CIK 1021917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2007.

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

    The Registrant's revenues for its fiscal year ended June 30, 2007 were $0.

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 14, 2007 was approximately $9,010 based upon the reported closing sale price of such shares on the Grey Sheets for that date. As of September 14, 2007, there were 20,000,000 shares outstanding of which 9,010,084 shares were held by non-affiliates.

    Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                  ASPEON, INC.

                        2007 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

 ITEM                                DESCRIPTION                            PAGE

Part I

Item 1.    Description of Business...........................................  3

Item 2.    Description of Properties.........................................  7

Item 3.    Legal Proceedings.................................................  8

Item 4.    Submission of Matters to a Vote of Security Holders...............  8

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters..........  8

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................  9

Item 7.    Financial Statements.............................................. 17

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 17

Item 8a.   Controls and Procedures........................................... 17

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act................. 18

Item10.    Executive Compensation............................................ 20

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management........................................................ 21

Item 12.   Certain Relationships and Related Transactions.................... 22

Item 13.   Exhibits ......................................................... 22

Item 14.   Principal Accountant Fees and Services............................ 25

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although Aspeon, Inc. ("Aspeon" or the "Company", which may also be referred to as "we", "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, achieve a listing on the over the counter bulletin board, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

We were incorporated in the State of Delaware in September 1995, as Sunwood Research, Inc. In December 1999, we changed our name to Aspeon, Inc. Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211, and our telephone number is 303-380-9784.

On January 4, 2001, our shares of common stock were delisted from Nasdaq, due to a failure to maintain timely filings with the SEC, our shares of common stock were not eligible to be traded on the over the counter bulletin board and commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently, our shares of common stock ceased to be traded on the Pink Sheets and are now traded on the Gray Sheets.

On June 30, 2003, we ceased the operations of all of existing operating subsidiaries and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, raising debt and/or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

HISTORICAL BUSINESS OPERATIONS

Prior to our cessation of operations in 2003, our principal business activities were:

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

Beginning in 2000 through the 2003, we took steps to consolidate, streamline, and minimize operations in an attempt to continue operations. These attempts failed and through a series of business activities, we subsequently ceased all operations. In December 2003, we appointed Frank G Blundo Jr. P.C. as trustee in an assignment for the benefit of the creditors of Aspeon and CCI commencing January 1, 2004. On January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment. The assets transferred had a fair market value of $496,000. There were outstanding creditors of $3.7 million who elected to participate in and be bound by the terms of the assignment under which they would no longer have any further claim against Aspeon or CCI. Consequently, we recognized a gain of $3.2 million on the establishment of the assignment for the benefit of Aspeon and CCI creditors. Creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

Following the establishment for the assignment for the benefit of Aspeon and CCI creditors in January 2004, we did not have any assets, no operating business or other source of income, outstanding liabilities in excess of $7.9 million, an outstanding shareholder lawsuit, were substantially in arrears in respect of maintaining our financial records and our SEC filings, were no longer listed on Nasdaq or the over the counter bulletin board and in due course ceased to be listed on the Pink Sheets.

In April 2005, David J. Cutler was appointed as a director and Chief Executive Officer. Mr. Cutler was appointed to focus on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, raising additional debt and, or, equity to finance settlements with creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

In April 2005, Mr. Cutler entered into an agreement with Frank G. Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock. Following the completion of the due diligence, Mr. Cutler agreed to invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock. The $20,000 was used to satisfy outstanding creditors. In May 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. As a result of the issuance, Mr. Cutler owned 52.7% of our issued and outstanding stock and we still owed him, at the time, approximately $178,000.

In September 2005, we were notified by the SEC that unless we came into compliance with the reporting requirements under the Securities Exchange Act of 1934, within 15 days, we may be deregistered. On September 12, 2005. we faxed a letter to the SEC's Office of Enforcement Liaison indicating our intention to come into compliance with the reporting requirements under the Securities Exchange Act of 1934 by November 15, 2005.

By November 15, 2005. we completed all required SEC filings for the period July 1, 2003 through September 30, 2005. However, we had not completed all required SEC filings in respect of the period April 1, 2001 through June 30, 2003, although we had included substantial financial extracts and all material disclosures in respect of these periods in the filings we had completed in respect of subsequent periods. We believed the cost to shareholders in completing these filings in respect of these earlier periods exceeded any benefit to shareholders in completing these filings as the information in these filings was at least two to four years old, no longer relevant to our shareholders given our decision to cease all trading operations made on June 30, 2003 and that all material information in respect of these earlier periods has been made available to our shareholders in our SEC filings for later periods.

In January 2006. we were contacted by the SEC's Office of Enforcement Liaison, who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events our independent auditor completed the audit of our June 30, 2001 financial statements. In September 2006, we filed forms 10-QSB for the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

On March 13, 2006, Mr. Cutler, at that time our sole director and officer, appointed Messrs. Wesley F. Whiting and Redgie Green, as independent directors on our board of directors.

PLANNED OPERATIONS

Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt or equity finance to meet our ongoing operating expenses, seek re-listing on the over the counter bulletin board and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

General Business Plan
----------------------

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, our board of directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities
------------------------------

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

Competition
-------------

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

Investment Company Act 1940
-----------------------------

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

INTELLECTUAL PROPERTY

We do not hold any patents or patent applications.

EMPLOYEES

As of June 30, 2007 and 2006, we did not have any operational activities and those activities necessary to the continual existence of the Company were performed by our directors and officers, as required.

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting our future performance changed dramatically as a result of our decision to discontinue the last of our operating businesses in June 2003 and the transfer of our remaining assets to the trustee for the benefit of the creditors of Aspeon and CCI on January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

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

Currently, we lease two storage units in Dana Point, California on month to month leases providing us with a total of approximately 250 square feet of storage space to maintain certain of our corporate records returned to us by our attorneys. The rent on these units is $425 per month.

In March 2005, we entered into a three month lease for a 300 square foot executive office suite in Laguna Hills, California at $1,150 per month to facilitate bringing our financial statements and SEC filings up to date . This lease was terminated in September 2005.

ITEM 3. LEGAL PROCEEDINGS

There is no pending legal actions against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted by us to a vote of our security holders during the fiscal years ended June 30, 2007 and 2006 or subsequent to that date.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock were listed on the Nasdaq National Market System under the symbol "ASPEE." On October 10, 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in our shares of common stock while it sought additional information from us. On October 11, 2000, Nasdaq sent a letter to us stating that our shares of common stock would be delisted from Nasdaq if we did not file our Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. Our Form 10-K for the fiscal year ended June 30, 2000 was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000 we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether our shares of common stock would continue to be listed on Nasdaq or if they would be delisted. Effective January 4, 2001 our shares of common stock were delisted from Nasdaq. As we were delinquent in our SEC filings our shares of common stock were not eligible to be listed on the over the counter bulletin board and consequently commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently, our shares of common stock have ceased to be traded on the Pink Sheets and are now traded on the Grey Sheets.

Last Reported Price. On September 14, 2007, the last reported bid price of the common stock reported on the Grey Sheets was $0.001 per share.

Holders. As of September 14, 2007, there were 129 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. Mountain Share Transfer's telephone number is 303-460-1149.

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

PLAN OF OPERATION

We intend to seek private merger candidates to acquire in a reverse merger. There is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 2007, we had $0 in cash and cash equivalents, $1,000 of assets, consisting of prepaid expenses, no operating business or other source of income, outstanding current liabilities of $8,203,262, and a stockholders' deficit of $8,202,262.

We are dependent on raising additional equity and/or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

During the fiscal years ended June 30, 2007 and 2006, one of our directors, Mr. Cutler, advanced to us $85,000 and $115,000, respectively, by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In May 2006, $14,243 of this loan was converted into 10,536,775 shares of our common stock. At that time, Mr. Cutler gained a 53% controlling interest in the Company. Since June 30, 2007, Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting current, as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Our significant accounting policies are described in Note 1 to the financial statements on page 32 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 6 to the financial statements on page 34 below.

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2006

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2007, were $84,000 compared to $116,000 for the fiscal year ended June 30, 2006, a decrease of $32,000. The decrease in general and administrative expenses was due the fact that in the year ended June 30, 2006, we incurred significant travel, rent and contract labor costs during the initial phase of bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of travel, rent and contract labor in the year ended June 30, 2007 and are now making significant progress in bringing our financial records and SEC filings up to date.

Loss on Assignment for the Benefit of Creditors

During the year ended June 30, 2007, we did not recognize any gains or losses on our assignment for the benefit of creditors of Aspeon and CCI. During the year ended June 30, 2006, we did recognize a loss of $20,000 on our assignment for the benefit of creditors of Aspeon and CCI. This was loss was a result of the $20,000 payment that was made to the trustee of the assignment for the benefit of Aspeon and CCI creditors.

On April 22, 2005, our sole director, Mr. Cutler entered into an agreement with the trustee of the assignment for the benefit of Aspeon and CCI creditors, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the six months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly, in December 2005, the $20,000, which had been placed in escrow with the trustee was released for the benefit of Aspeon and CCI creditors.

Loss from Operations

The loss from operations during the fiscal year ended June 30, 2007 was $84,000 compared to a loss from operations of $136,000 during the fiscal year ended June 30, 2006, a decrease of $52,000.

Other Expense

During the fiscal year ended June 30, 2007, we incurred interest expenses of $18,000 compared to interest expense of $11,000 for the fiscal year ended June 30, 2006, an increase of $7,000. The increase was a result of the increase in the average principal balance of the loan made to us by our director, Mr. Cutler, to fund our ongoing operating costs between the two periods.

No interest expense was accrued in the fiscal years ended June 30, 2007 and 2006 in respect of liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

Provision for Income Taxes

No provision for income taxes was required in the fiscal years ended June 30, 2007 and 2006, as we generated taxable losses in both fiscal years.

Net Loss

We recognized a net loss of $103,000 during the fiscal year ended June 30, 2007, compared to a net loss of $147,000 for the fiscal year ended June 30, 2006, the increase of $44,000 was due to the factors discussed above.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED JUNE 30, 2007 AND 2006


As of June 30, 2007, we had $0 in cash and cash equivalents, $1,000 of assets, consisting of prepaid expenses, no operating business or other source of income, outstanding current liabilities of $8,203,262, a stockholders' deficit of $8,202,262.

Consequently, we are now dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

For the year ended June 30, 2007, net cash used in operations was $84,943 compared to net cash used in operations of $134,979 for the year ended June 30, 2006, a increase of $50,036. This increase was a result of the decrease in net losses offset by an increase in accounts payable in the period.

During the fiscal years ended June 30, 2007 and 2006, we did not receive or use any cash in investing activities.

During the fiscal year ended June 30, 2007, we received $84,936 from financing activities. Mr. Cutler, an officer and director of the Company advanced $84,936 to us to support on going activities. During the fiscal year ended June 30, 2006, the Company received funds of $114,986 from financing activities. These funds included advances of $100,743 from Mr. Cutler and conversion of $14,243 of a note payable owed to Mr. Cutler into 10,563,775 shares of our common stock.

ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115". This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2007, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 is not expected to have a material effect on our financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 is not expected to have a material effect on our financial statements.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

SUBSEQUENT EVENTS

None.

                                  RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-KSB, in evaluating us and our business.

The factors affecting our future performance changed dramatically as a result of the discontinuance of the last of our operating businesses effective June 30, 2003 and the transfer of all of our assets to a trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, raise debt and/or, equity to fund the settlements with creditors or meet our ongoing operating costs and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be successfully completed. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

At June 30, 2007, we had outstanding liabilities of approximately $ 8.2 million due to creditors who were not eligible to be part of the assignment for the benefit of Aspeon and CCI creditors, or who elected not to participate in our assignment for the benefit of Aspeon and CCI creditors. We have no assets, no operating business or our source of income from which to pay these creditors.
Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements. If we are unable to settle these liabilities it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At June 30, 2007, we had an accumulated deficit in excess $93 million and a stockholders' deficit of approximately $8.2 million. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended June 30, 2007 and 2006 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, raising additional debt and/or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances that are adequate to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or, equity we shall be unable to meet our ongoing operating expenses. On a longer term basis, we plan to acquire an entity with experienced management and the opportunities for growth in exchange for shares of our common stock and are dependent on achieving a successful merger with a profitable company. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 70% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 25), and "Conflicts of Interest." (page 26).

OUR CHIEF EXECUTIVE OFFICER HAS THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS

Mr. Cutler, an officer and director of the Company owns in excess of our 50% of our issued and outstanding common stock and is able to effectively control substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage acquisition bids for us and limit the amount certain investors may be willing to pay for shares of common stock.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current stockholders.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

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

THE SEC HAS INDICATED THAT IT MAY DEREGISTER SHARES OF OUR COMMON STOCK

In September 2005, we were notified by the SEC that unless we came into compliance with the reporting requirements under the Securities Exchange Act of 1934, within 15 days, we may be deregistered. On September 12, 2005 we faxed a letter to the SEC's Office of Enforcement Liaison indicating our intention to come into compliance with the reporting requirements under the Securities Exchange Act of 1934 by November 15, 2005.

By November 15, 2005, we completed all required SEC filings for the period July 1, 2003 through September 30, 2005. However, we had not completed all required SEC filings in respect of the period April 1, 2001 through June 30, 2003, although we had included substantial financial extracts and all material disclosures in respect of these periods in the filings we had completed in respect of subsequent periods. We believed the cost to shareholders in completing these filings in respect of these earlier periods exceeded any benefit to shareholders in completing these filings as the information in these filings was at least two to four years old, no longer relevant to our shareholders given our decision to cease all trading operations made on June 30, 2003 and that all material information in respect of these earlier periods has been made available to our shareholders in our SEC filings for later periods.

In January 2006, we were contacted by the SEC's Office of Enforcement Liaison, who notified us that while they recognized the progress we had made in bringing our SEC filings up to date, they still considered us to be delinquent in our filings because of our failure to complete filings in respect of the period April 1, 2001 through June 30, 2003. In August 2006, on the basis of further audit work and a review of subsequent events our independent auditor completed the audit of our June 30, 2001 financial statements. In September 2006, we filed forms 10-QSB for the quarters ended September 30, 2001, December 31, 2001 and March 31, 2002. We are currently establishing the likely costs and practicality of completing the SEC filings and related financial statements for the period April 1, 2002 through June 30, 2003. In the meantime there continues to be a risk that our shares of common stock may be deregistered by the SEC's Office of Enforcement Liaison due the continued delinquency of our SEC filings for the period April 1, 2002 through June 30, 2003.

THE REGULATION OF PENNY STOCKS BY SEC AND NASD MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the GreySheets, and we are currently seeking to have them listed on the over the counter bulletin board. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Our intention is for our shares of common stock to become listed on the Over the Counter Bulletin Board. If we do obtain a listing on the over the counter bulletin board it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 27.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported in the Current Report on Form 8-K filed on September 15, 2005, effective September 12, 2005, we appointed Larry O'Donnell, CPA as our auditor in succession to BDO Seidman, LLP.

We have not had any disagreements with our auditors.

ITEM 8A    CONTROLS and PROCEDURES

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls (as defined in Exchange Act Rules 13a-14(c)) ("Controls") as of June 30, 2007 (the "Evaluation Date"). The evaluation was supervised by David J. Cutler, our Chief Executive Officer and Principal Accounting Officer, to test the effectiveness of Controls. Controls are designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods as required. Controls are also designed to reasonably assure that such information is accumulated and communicated to our management.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

On April 22, 2005, David J. Cutler was appointed as a director and as president and following such appointment, Robert P. Stack submitted his resignation as an officer and director.

In March 2006, Messrs. Wesley F. Whiting and Redgie Green were appointed to our Board of Directors.

As of June 30, 2007, our directors and officers were:


          NAME                AGE             POSITION

   David J. Cutler            51      President,   Chief  Executive   Officer,

   Wesley F Whiting           74      Secretary and Director

   Redgie Green               52       Director

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our sole director and officer on April 22, 2005. Mr. Cutler has more than 25 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Since March 2006, Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.), a publicly listed shell company and Chief Executive Officer, Chief Financial Officer and a director of Atomic Paintball, Inc., a development stage owner and operator of paintball parks, since August 2006. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

WESLEY F. WHITING, age 74, Secretary and Director. Mr. Whiting became our secretary and director in March 2006.. Mr. Whiting was President, Director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000 and he has been President and a director of Dynadapt System, Inc. since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002, and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. from October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002. He was President and Director of Fayber Group, Inc. from 2003 to 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003. He has been appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. He is a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.) (2006).

Redgie Green, age 54. Director. Mr. Green has served as a director of the Company, since March 2006. Mr. Green has been Secretary and Director of Dynadapt Systems, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc in 2005. He is a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.) (2006) and was appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006.

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

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2007, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of David J Cutler, Wesley F Whiting and Redgie Green who had not filed.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2007 and 2006 (the "Named Executive Officers"):


                                   SUMMARY COMPENSATION TABLE

                                                                          Noneequity     Nonqualified
                                                                          incentive        deferred
                                                    Stock     Option         plan        compensation     All other
                              Salary      Bonus     awards    awards     compensation      earnings      compensation     Total
Name & Position     Year        ($)        ($)       ($)        ($)          ($)             ($)             ($)           ($)
----------------- ---------- ---------- ---------- --------- ---------- --------------- --------------- --------------- ----------
David J. Cutler,
President,  CEO,    2007      $60,000     $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-        $60,000
CFO and Director    2006      $60,000     $-0-      $ -0-      $ -0-        $ -0-            $-0-            $-0-        $60,000

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal years ended June 30, 2007 and 2006.

                              DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2007:


                                                                                      Nonqualified
                                                                       Non-equity       deferred
                   Fees earned or                                      incentive      compensation       All other
                    paid in cash     Stock awards    Option awards        plan          earnings       compensation         Total
      Name               ($)              ($)             ($)         compensation         ($)            ($) (1)            ($)
                                                                          ($)
------------------ ---------------- --------------- ---------------- --------------- ---------------- ---------------- -------------

David J. Cutler         $ -0-            $ -0-           $ -0-           $ -0-            $ -0-          $ 60,000         $ 60,000
------------------ ---------------- --------------- ---------------- --------------- ---------------- ---------------- -------------
Wesley Whiting          $ -0-            $ -0-           $ -0-           $ -0-            $ -0-            $ -0-            $ -0-
------------------ ---------------- --------------- ---------------- --------------- ---------------- ---------------- -------------
Redgie Green            $ -0-            $ -0-           $ -0-           $ -0-            $-0-             $ -0-            $ -0-
------------------ ---------------- --------------- ---------------- --------------- ---------------- ---------------- -------------

     (1) The other compensation consists of the individual's salary for his services as an officer of the Company for the year ended June 30, 2007


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

No stock options were issued or outstanding during the fiscal years ended June 30, 2007 or 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following tables set forth certain information regarding beneficial ownership of our common stock, as of September 14, 2007, by:

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

As of September 14, 2007:

                                                        NUMBER OF    PERCENT OF
       NAME AND ADDRESS OF BENEFICIAL OWNER (1)          SHARES      OUTSTANDING
    ---------------------------------------------    -------------  ------------

    David J. Cutler                                   10,989,916
    Wesley F. Whiting                                          0              0%
    Redgie Green                                               0              0%
                                                     ------------   ------------
    All executive officers and directors as a
        group, 3 people.                              10,989,916           55.0%


(1) The above officers and directors' address is c/o Aspeon, Inc. 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal years ended June 30, 2007 and 2006, an officer and director, Mr. Cutler, advanced to us $85,000 and $115,000, respectively, by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. On May 31, 2006, $14,243 of this debt was converted to equity. Since June 30, 2007, Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

                                     PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this Report.

         (i) Financial  Statements.  See   Index  to  Financial  Statements  and
         Schedule on page 26 of this Report.

         (ii) Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.



   EXHIBIT
   NUMBER                         DESCRIPTION AND METHOD OF FILING
  --------        --------------------------------------------------------------

     2.0(15) Share Sale Agreement dated January 17, 2003 entered into by Aspeon, Inc. and Matthew James Maley.

     3.1(8)       Registrant's Amended and Restated Certificate of Incorporation

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

    10.18(7) Stock Purchase Agreement, dated April 23, 1999 by and among Javelin Systems, Inc., Dynamic Technologies, Inc., SB Hold-ings, Inc., John Biglin, Denise Biglin and John Seitz.

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

    10.26 Sixth Amendment and Waiver to Loan and Security Agreement Between Aspeon, Inc., CCI Group, Inc. and Finova Capital Corporation.

    16.1 (11)     Letter from PricewaterhouseCoopers, LLP addressed to the
                  Securities and Exchange Commission.

    16.1 (16)     Letter from BDO Seidman, LLP addressed to the Securities and
                  Exchange Commission.

    31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

    32            Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act.

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


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred no aggregate fees and expenses to our former auditors, BDO, and $3,850 and $5,540 to our current auditors, O'Donnell, in the fiscal years ended June 30, 2007 and 2006 respectively.

Tax Fees

We did not incur any tax fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2007 and 2006 for professional services rendered for tax compliance, tax advice, and tax planning. No tax fees were incurred in these fiscal years to conserve cash resources.

All Other Fees

We did not incur any other professional fees to our former auditor, BDO, or our current auditors, O'Donnell, in the fiscal years ended June 30, 2007 and 2006 to conserve cash resources.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

As reported in the Form 8-K filed on September 15, 2005, effective September 12, 2005 we appointed O'Donnell as auditors in succession to BDO.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE

REPORT ON THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.........        27

CONSOLIDATED BALANCE SHEETS - June 30, 2007 and 2006................        28

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years Ended June 30,
2007 and 2006.......................................................        29

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT -
For the Years Ended June 30, 2007 and 2006..........................        30

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended June 30,
2007 and 2006.......................................................        31

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................        32

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aspeon, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Aspeon, Inc. as of June 30, 2007 and 2006 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspeon, Inc. as of June 30, 2007 and 2006 and the results of it's operations and cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of June 30, 2007 and 2006 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Larry O'Donnell CPA, PC
Larry O'Donnell CPA, PC
Aurora, Colorado
August 31, 2007


                                          ASPEON, INC.
                                  CONSOLIDATED BALANCE SHEETS


                                                                                                       JUNE 30,
                                                                                                2007             2006
                                                                                         ----------------------------------
                              ASSETS

CURRENT ASSETS

      Cash & Cash Equivalents                                                            $              0 $              7
      Accounts Receivable                                                                               0                0
      Other Receivables                                                                                 0                0
      Inventory                                                                                         0                0
      Prepaid Expenses                                                                              1,000              188

                                                                                         ----------------------------------
                  Total Current Assets                                                              1,000              195

FIXED ASSETS                                                                                            0                0

OTHER ASSETS                                                                                            0                0

                                                                                         ----------------------------------
      TOTAL ASSETS                                                                       $          1,000 $            195
                                                                                         ==================================

                              LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

      Accounts Payable                                                                   $      6,757,616 $      6,757,616
      Unearned Income & Customer Deposits                                                         236,128          236,128
      Accrued Expenses                                                                            599,245          580,809
      Notes Payable                                                                               402,078          317,141
      Deferred Earnouts                                                                           208,195          208,195

                                                                                         ----------------------------------
                  Total Current Liabilities                                                     8,203,262        8,099,889

COMMITMENTS AND CONTINGENCIES (Note. 8)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000                            0                0
      authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding.
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  20,000,000                    200,000          200,000
      shares issued and outstanding.
      Additional Paid In Capital                                                               84,846,965       84,846,965
      Treasury Stock                                                                              (60,000)         (60,000)
      Accumulated Deficit                                                                     (93,189,227)     (93,086,659)
                                                                                         ----------------------------------
                  Total Stockholders' Deficit                                                  (8,202,262)      (8,099,694)

                                                                                         ----------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $          1,000 $            195
                                                                                         ==================================

          See accompanying Notes to Consolidated Financial Statements.


                                  ASPEON, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         FOR THE YEARS ENDED
                                                                               JUNE 30,
                                                                        2007            2006
                                                                 ---------------------------------

OPERATING EXPENSES / (INCOME)

      General & Administrative Expenses                                    84,132         116,166
      Loss on Assignment for the Benefit of Creditors                           0          20,000

                                                                 ---------------------------------
      Total Operating Expenses / (Income)                                 (84,132)       (136,166)

OPERATING PROFIT / (LOSS)                                                 (84,132)       (136,166)

Interest and Other Income / (Expenses) Net                                (18,436)        (11,017)
                                                                 ---------------------------------
Profit / (Loss) before Income Taxes                                      (102,567)       (147,183)

Provision for Income Taxes                                                -               -

                                                                 ---------------------------------
NET PROFIT / (LOSS)                                              $       (102,567)  $    (147,183)
                                                                 =================================

NET PROFIT / (LOSS) PER COMMON SHARE

      Basic & Diluted                                                      ($0.01)         ($0.09)
                                                                 =================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                  20,000,000       1,643,836
                                                                 =================================










          See accompanying Notes to Consolidated Financial Statements.


                                          ASPEON, INC.
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED JUNE 30, 2007 and 2006

                     Common Stock           Treasury Stock    Additional               Accumulated
                                                              Paid - in  Accumulated  Comprehensive  Comprehensive
                  Shares        Amount   Shares       Amount   Capital    Deficit    Profit/(Loss)  Profit / (Loss)  Total

                    #             $         #           $         $          $            $                             $
Balance, June 30,
    2005            9,436,225    94,361  (200,000)  (60,000)  84,938,361   (93,158,526)    71,867                 (8,113,937)

Net & Comprehen-
    sive (Loss)                                                               (147,183)              (147,183)      (147,183)
                                                                                                   ===========

Issue of equity    10,563,775   105,639                          (91,396)                                             14,243

                   -----------  -------- ---------  --------  ----------- -------------  ---------                 -----------
Balance, June 30,
    2006           20,000,000 $ 200,000  (200,000) $(60,000) $84,846,965 $ (93,158,526)  $ 71,867                $(8,099,694)

Net & Comprehen-
    sive (Loss)                                                               (102,567)              (102,567)      (102,567)
                                                                                                   ===========
                   ----------  --------  --------  --------  -----------  ------------  ---------                  ----------
Balance, June 30,
    2007           20,000,000 $ 200,000  (200,000) $(60,000) $84,846,965 $ (93,261,093)  $ 71,867                $(8,202,261)
                   =========== ========  =========  ======== ===========  ============= =========                 ===========











        See accompanying Notes to Consolidated Financial Statements.


                                     ASPEON, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                FOR THE YEAR ENDED
                                                                                      JUNE 30
                                                                               2007            2006
                                                                         -------------------------------
CASH FLOW PROVIDED BY / (USED IN) OPERATING ACTIVITIES

NET  PROFIT / (LOSS)                                                     $     (102,567)  $    (147,183)

ADJUSTMENTS TO RECONCILE NET PROFIT / (LOSS) TO NET CASH
PROVIDED BY / (USED IN) OPERATING ACTIVITIES                                          0               0

CHANGES IN OPERATING ASSETS & LIABILITIES

      (Increase)/Decrease in Other Receivables                                        0           5,134
      (Increase)/Decrease in Prepaid Expenses                                      (812)            962
      Increase/(Decrease) in Accounts Payable                                         0          (4,908)
      Increase/(Decrease) in Accrued Expenses                                    18,436          11,016

                                                                         -------------------------------
      Total Cash Flow provided by / (used in) Operating Activities              (84,943)       (134,979)

CASH FLOW FROM INVESTING ACTIVITIES                                                   0               0

                                                                         -------------------------------
      Total Cash Flow provided by / (used in) Investing Activities                    0               0

CASH FLOW FROM FINANCING ACTIVITIES
      Advances under Notes Payable                                               84,936         100,743
      Conversion on Notes Payable to Equity                                           0          14,243

                                                                         -------------------------------
      Total Cash Flow provided by / (used in)  Financing Activities              84,936         114,986

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                         $           (7)  $     (19,993)
                                                                         ===============================

Cash and Cash Equivalents at the beginning of the period                 $            7   $      20,000
                                                                         ===============================
Cash and Cash Equivalents at the end of the period                       $            0   $           7
                                                                         ===============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $            0   $           0
                                                                         -------------------------------
Cash paid for income tax                                                 $            0   $           0
                                                                         -------------------------------







      See accompanying Notes to Consolidated Financial Statements.

                                  ASPEON, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Aspeon, Inc. (the "Company") was incorporated in September 1995 in the State of Delaware.

Nature of Operations -- Effective June 30, 2003, we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bringing our financial records and SEC filings up to date, seeking a listing on the over the counter bulletin board, raising debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

Significant Accounting Policies:

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the fiscal years ended June 30, 2007 and 2006, our net (loss) was identical to our comprehensive
(loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the fiscal years ended June 30 2007 and 2006, as we recorded losses during these years and any calculation of diluted EPS would be anti-dilutive.

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

Recently Issued Accounting Pronouncements -- In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and
140. This Statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interest that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. We do not believe that the adoption of FASB Statement No. 155 will have a material impact on our financial conditions or results of operation.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position, recognize changes in that funded status in the year in which the changes occur through comprehensive income and measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year. The provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006. We believe that SFAS No. 158 should not have a material impact on our financial position or results of operations.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement is not expected to have a material effect on our financial statements.

In March 2007, the FASB ratified the Emerging Issues Task Force ("EITF") Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share Based Payment Awards ("EITF 06-11"). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The adoption of EITF 06-11 is not expected to have a material effect on our financial statements.

In June 2007, the FASB ratified EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods and Services Received for Use in Future Research and Development Activities ("EITF 07-03"). EITF 07-03 requires companies to defer nonrefundable advance payments for goods and services and to expense that advance payment as the goods are delivered or services are rendered. If the company does not expect to have the goods delivered or services performed, the advance should be expensed. EITF 07-03 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-03 is not expected to have a material effect on our financial statements.

Business Segments -- In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes our operations during fiscal 2007 and 2006 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

2. GOING CONCERN AND LIQUIDITY:

As of June 30, 2007, we had $0 cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of approximately $8.2 million, a stockholders' deficit of approximately $8.2 million.

Consequently, we are now dependent on raising additional equity and, or, debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

During the fiscal years ended June 30, 2007 and 2006, one of our directors, David J Cutler, advanced to us $85,000 and $115,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. On May 31, 2006, $14,000 of this loan was converted to equity. Since June 30, 2007, Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, seek a listing on the over the counter bulletin board, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.. There is no assurance that this series of events will be satisfactorily completed.

3. ASSETS

Effective January 1, 2004, all our remaining assets, with the exception of certain other receivables, were transferred to the trustee of the assignment for benefit of the Aspeon and CCI creditors at a fair market value of $496,000. Our only remaining asset - other receivables - related to Directors' and Officers' insurance due from our insurance company to be paid to our attorneys for legal fees incurred in respect of the lawsuit brought against us by certain of our shareholders. This balance has now been paid in full to our attorneys.

Since April 2005 we have accumulated certain other nominal current assets relating to prepaid expenses with funds provide to us by loan from our sole director, David J Cutler.

4. LIABILITIES

In December 2003, we appointed attorney Frank Blundo Jr. P.C. as trustee of an assignment for the benefit of the Aspeon and CCI creditors commencing effective January 1, 2004. On January 1, 2004, all of Aspeon's and CCI's assets were transferred to the trustee for the benefit of those Aspeon and CCI creditors who elected to participate in the assignment for the benefit of Aspeon and CCI creditors. The assets transferred had a fair market value of $496,000 and creditors totaling $3.7 million elected to be participate in, and be bound by the terms of, the assignment for the benefit of Aspeon and CCI creditors under which they no longer had any further claim against Aspeon or CCI. Certain Aspeon and CCI creditors, totaling in excess of $3.1 million, elected not to participate in the assignment for the benefit of Aspeon and CCI creditors and remained as outstanding liabilities of Aspeon and CCI.

At June 30, 2007 and 2006, our total liabilities also included certain liabilities in respect of Javelin Asia and RCS that remained outstanding following the termination of their operations.

No interest expense was accrued in the fiscal years ended June 30, 2007 and 2006 in respect to liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

5. NOTES PAYABLE

Related Party

During the fiscal years ended June 30, 2007 and 2006, one of our directors, David J Cutler, advanced to us $85,000 and $115,000, respectively, by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. On May 31, 2006 $14,000 of this debt was converted to equity. Since June 30, 2007, Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Others

Also included in the balance on notes payable is a balance due to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of this note payable as at June 30, 2007 and 2006.

6. COMMITMENTS AND CONTINGENCIES:

Leases

At June 30, 2007 and 2006, we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Rent expense under operating lease agreements entered into after April 2005 aggregated to approximately $6,000 for the fiscal years ended June 30, 2007 and 2006 and were included in general and administrative expenses in our consolidated statements of operations.

Litigation

In October and November 2000, eight purported class action lawsuits were filed against us, our former Chief Executive Officer, and our former Chief Financial Officer in the United States District Court for the Central District of California for alleged violations of the Securities Exchange Act of 1934. After the defendants moved to dismiss each of the actions, the lawsuits were consolidated under a single action, entitled "In re Aspeon Securities Litigation," Case No. SACV 00-995 AHS (ANx), and the appointed lead plaintiff voluntarily filed an amended and consolidated complaint. The defendants moved to dismiss that complaint and on April 23, 2001 the Court entered an order dismissing the complaint without prejudice. On May 21, 2001 the appointed lead plaintiff filed a third complaint, styled as a "First Amended Consolidated Complaint." On June 4, 2001, the defendants moved to dismiss this complaint and on September 17, 2001 the United States District Court dismissed the suit with prejudice and entered judgment in favor of the us and our officers. On September 20, 2001, the lead plaintiff in the class action suit appealed against the dismissal of the case. On January 21, 2003 the decision to dismiss the case was upheld but the lead plaintiff was given the opportunity to remedy the deficiencies in the complaint that had been filed. Accordingly on May 30, 2003, the plaintiff filed its "Second Amended Consolidated Complaint" which again was subsequently dismissed by the District Court. On November 26, 2003 the lead plaintiff filed its "Third Amended Consolidated Complaint," which was again dismissed with prejudice in March 2004. The lead plaintiff once again appealed against the dismissal and the United States Court of Appeals for the Ninth Circuit affirmed the dismissal with prejudice on February 23, 2006. This is the fifth time that the Courts have ruled in favor of us and against the shareholders who have brought this suit against us. On each of the previous occasions the shareholders who have brought this suit against us have filed an appeal against the decision of the Courts. We believe that all appeal periods have run, by April 2006, and no actions are pending to the best of our knowledge.

If we were to be subject to any further action, which may be made in respect of the lawsuit brought against us by certain of our shareholders, it is unlikely that the proceeds from our Directors' and Officers' insurance policy would be sufficient to meet the damages assessed, and we would have no alternative but to file for bankruptcy.

Guarantees

In July, 2001, Javelin Australia entered into a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility was cancelable on 30 days notice by either party. The agreement provided for a discount rate of 1.75% + the bank's published overdraft index rate and a factoring service fee of 0.50%. Borrowings under the line were restricted to the operations of Javelin Australia and could not be used to support our other operations. Aspeon provided a guarantee for this facility that was to be released on its sale of Javelin Australia in January 2003 and in respect of which it was indemnified by the purchaser of Javelin Australia.
7. RELATED PARTY TRANSACTIONS

On April 22, 2005, our sole director, David J Cutler entered into an agreement with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, subject to due diligence, to invest up to $50,000 cash in us for the benefit of our creditors in return for a number of shares of our common stock to be determined. Following the completion of the due diligence process during the three months ended December 31, 2005, it was agreed with Frank G Blundo, Jr. P.C., trustee of the assignment for the benefit of Aspeon and CCI creditors, that Mr. Cutler would invest $20,000 in us for the benefit of Aspeon and CCI creditors in return for a number of shares of our common stock to be determined. Accordingly during the three months ended December 31, 2005, $20,000 which had been placed in escrow with Frank G Blundo, Jr. P.C. by Mr. Cutler was released for the benefit of Aspeon and CCI creditors. On May 31, 2006, based on an independent third party valuation, the majority of our independent directors approved the issue of 10,536,775 shares of our common stock to Mr. Cutler for the conversion of $14,243 of his debt into equity. Following the issue of these shares of our common stock, Mr. Cutler owned 52.7% of our total authorized and issued share capital and still had a loan outstanding to us of approximately $178,000.

During the fiscal years ended June 30, 2007 and 2006, Mr. Cutler, advanced to us $85,000 and $115,000 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. On May 31, 2006, $14,000 of this debt was converted to equity. Since June 30,2007, Mr. Cutler has continued to make further advances to us by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date as required. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

8.   STOCKHOLDERS' DEFICIT:

Common Stock - During the fiscal year ended June 30, 2007, the Company did not issue any shares of its common stock. In May 2006, Mr. Cutler was issued 10,536,775 shares of common stock as payment of $14,253 of the debt owed to him (Note 7).

Warrants -- During the financial years ended June 30, 2007 and 2006, no warrants were issued and outstanding.

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

All outstanding stock options were cancelled on April 22, 2005.

No options were issued or outstanding during the year ended June 30, 2007 or 2006.

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

9. INCOME TAXES:

We currently have very substantial net operating losses carried forward for Federal and State tax purposes which, unless utilized, expire from 2013 through 2025. However, following the issue of shares effective May 31, 2006, our ability to use these losses was substantially restricted by the impact of Section 382 of the Internal Revenue Code.

10.  SUBSEQUENT EVENTS:

None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ASPEON, INC.

Date: September 27, 2007                        By:  /s/ DAVID  J. CUTLER
                                                     --------------------
                                                     David J Cutler
                                                     Chief Executive Officer, &
                                                     Chief Financial Officer

    In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                     DATE


/s/ David J. Cutler           Chief Executive Officer       September 27, 2007
--------------------------
    David  J. Cutler                       &
                              Chief Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ David J. Cutler           Director                      September 27, 2007
--------------------------
    David J. Cutler


/s/ Wesley F. Whiting         Director                      September 27, 2007
--------------------------
    Wesley F. Whiting

/s/ Redgie Green              Director                      September 27, 2007
--------------------------
    Redgie Green