Form 10QSB
period 2007-09-30
ASPEON INC
filed 2007-11-15
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

                                 (303) 380-9784
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: On November 14, 2007, the Company had 20,000,000 shares of its common stock issued and outstanding.

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]

                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                       PAGE

Consolidated Balance Sheet - September 30, 2007.                                 3

Consolidated Statements of Operations - For the Three Months Ended
September 30, 2007 and 2006                                                      4

Consolidated Statement of Cash Flows - Three Months ended September 30,          5
2007 and 2006

Notes to Consolidated Financial Statements                                       6

Item 2.  Management's Discussion and Analysis or Plan of Operations              9

Item 3. Controls and Procedures                                                 11

Item 3A(T) Controls and Procedures                                              11

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                       11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds             11
Item 3. Defaults on Senior Securities                                           11
Item 4. Submission of Matters to a Vote of Security Holders                     12
Item 5. Other Information                                                       12
Item 6. Exhibits                                                                12

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                             Aspeon, Inc. and Subsidiaries
                               Consolidated Balance Sheet
                                   September 30, 2007
                                      (Unaudited)




ASSETS

Current Assets

      Cash & Cash Equivalents                                                              $             269
      Prepaid Expenses                                                                                 1,000

                                                                                           ------------------
                  Total Current Assets                                                                 1,269
                                                                                           ------------------
TOTAL ASSETS                                                                               $           1,269
                                                                                           ==================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                     $       6,760,416
      Unearned Income & Customer Deposits                                                            236,128
      Accrued Expenses                                                                               604,872
      Notes Payable                                                                                  418,228
      Deferred Earnouts                                                                              208,195

                                                                                           ------------------
                  Total Current Liabilities                                                        8,227,839

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000 authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  20,000,000                       200,000
      shares issued and outstanding
      Additional Paid In Capital                                                                  84,846,966
      Treasury Stock                                                                                 (60,000)
      Accumulated Deficit                                                                        (93,213,536)
                                                                                           ------------------
                  Total Stockholders' Deficit                                                     (8,226,570)

                                                                                           ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $           1,269
                                                                                           ==================

         See accompanying Notes to Consolidated Financial Statements.


                             Aspeon, Inc. and Subsidiaries
                         Consolidated Statements of Operations
                                      (Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                           2007                  2006
                                                                    -----------------     -----------------
Operating Expenses

      General & Administrative Expenses                                       18,950                22,601

                                                                    -----------------     -----------------
      Total Operating Expenses                                                18,950                22,601

      Operating Loss                                                         (18,950)              (22,601)

Interest and Other Income / Expenses Net                                      (5,359)               (3,952)

                                                                    -----------------     -----------------
Loss before Income Taxes                                                     (24,309)              (26,553)

Provision for Income Taxes                                                  -                     -

                                                                    -----------------     -----------------
Net Loss                                                            $        (24,309)     $        (26,553)
                                                                    =================     =================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                                 *                     *
                                                                    =================     =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                   20,000,000            20,000,000
                                                                    =================     =================


* Less than ($0.01) per share.

            See accompanying Notes to Consolidated Financial Statements.


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                             Three Months Ended
                                                                                                September 30,
                                                                                         2007                  2006
                                                                                   ----------------     -----------------

CASH FLOW USED IN OPERATING ACTIVITIES:

NET LOSS                                                                           $       (24,309)     $        (26,553)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH                                                    -                     -
USED IN OPERATING ACTIVITIES:

CHANGES IN OPERATING ASSETS & LIABILITIES:

      Increase (Decrease) in Accounts Payable                                                2,800                   (11)
      Increase in Accrued Expenses                                                           5,628                 4,003

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Operating Activities                                     (15,881)              (22,561)

CASH FLOW FROM INVESTING ACTIVITIES:                                                             -                     -

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Investing Activities                                           -                     -

CASH FLOW FROM FINANCING ACTIVITIES:

      Advances under Notes Payable                                                          16,150                22,555

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Financing Activities                                      16,150                22,555
                                                                                   ----------------     -----------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     $           269      $             (6)
                                                                                   ----------------     -----------------

Cash and Cash Equivalents at the beginning of the period                           $             -      $              7
                                                                                   ----------------     -----------------
Cash and Cash Equivalents at the end of the period                                 $           269      $              1
                                                                                   ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $             -      $              -
                                                                                   ================     =================
Cash paid for income tax                                                           $             -      $              -
                                                                                   ================     =================

           See accompanying Notes to Consolidated Financial Statements.

                         ASPEON, INC. AND SUBISIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             For the Three Months Ended September 30, 2007 and 2006
                                   (UNAUDITED)

Note 1.  Business, Basis of Presentation and Significant Accounting Policies

Business:

Aspeon, Inc. (the Company) was incorporated in September 1995 in the State of Delaware. In June 2003, the Company ceased its business operations and those of its existing subsidiaries. The Company's limited business activities, since that time have been focused on payment of creditors and complying with the reporting requirements of the Securities and Exchange Commission (SEC).

Basis of Presentation:

The  accompanying   consolidated  unaudited  financial  statements  include  the
accounts  of  Aspeon  and  its   wholly-owned   subsidiaries.   All  significant
inter-company transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2007 filed with the SEC.

Significant Accounting Policies:

Unearned Income & Customer Deposits -- Customer deposits represent cash received in advance of product shipment while deferred revenues represents cash received in advance of the performance of service contract revenues.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three months ended September 30, 2007 and 2006 as we had no stock options or warrants outstanding during periods.

Stock-Based Compensation-- Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - revised 2004 (SFAS
123R), Share-Based Payment, which replaced SFAS No. 123 (SFAS 123), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (APB 25),

Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested at the date of adoption.

Recently Issued Accounting Policies:

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holder's election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for the Company for all financial instruments issued or acquired after the beginning its fiscal year ending June 30, 2008. The adoption of SFAS No. 155 is not expected to have an impact on the Company's financial statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation became effective for the Company on July 1, 2007, but is not expected to have a material impact on the Company's consolidated financial statements, with the possible exception of certain disclosures relative to the Company's net operating loss carry forwards and the related valuation allowance.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for the Company for its fiscal year beginning on July 1, 2008. The Company is currently assessing the impact the adoption of SFAS No. 157 may have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No.
115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. The possible adoption of this statement is not expected to have a material effect on the Company's financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company's financial statements and the related financial statement disclosures. SAB No. 108 was effective for the Company's current 2007 fiscal year end. The adoption of SAB No. 108 did not have an impact on the Company's consolidated financial statements.

Note 2.  Going Concern

In the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's interim financial statements for the three months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $24,309 for the three months ended September 30, 2007, and an accumulated deficit of $93,213,536 as of September 30, 2007. The Company also has a working capital deficiency at September 30, 2007 and the Company has not recognized any revenues from its business operations.

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

Note 3.  Notes Payable

As of September 30, 2007 the balance of notes payable included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earnout due to him on the sale of his business to us such that the note payable represented the balance due to him. We were in default in repayment of the note payable as of September 30, 2007.

Note Payable, Related Party:

Prior to June 30, 2007, David J Cutler, an officer and director of the Company, advanced to $274,780 to the Company in the form of a promissory note, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. During the three months ended September 30, 2007, Mr. Cutler advanced the Company an additional $16,150 under the same terms as the original promissory note. The loan was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note 4.  Stockholders' Deficit

Common Stock

The Company did not issue any shares of its common stock during the three months ended September 30, 2007 or 2006.

Note 5.                Contingencies and Commitments

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

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.

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

Results of Operations - Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

General and Administrative Expenses. During the three months ended September 30, 2007, we incurred general and administrative expenses of $18,950 compared to $22,601 during the three months ended September 30, 2006, a decrease of $3,651. The decrease arose due the fact that in the three months ended September 30, 2006, we incurred significant travel, rent and contract labor costs in bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of travel, rent and contract labor in the three months ended September 30, 2007, as we have made progress in bringing our financial records and SEC filings up to date.

Net Interest and Other Income / (Expense). We recognized an interest expense of $5,359 in the three months ended September 30, 2007 compared to $3,952 in the three months ended September 30, 2006, an increase of $1,407. This expense relates to the interest expense accrued on the loan made to us by our officer and director, Mr. David Cutler. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan.

Net Loss. We had a net loss of $24,309 for the three months ended September 30, 2007 compared a net loss of $26,553 for the three months ended September 30, 2007, a decrease of $2,244 due to the factors outlined above.

Cash Flow Information - Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

As of September 30, 2007, we had $269 cash on hand, $1,269 of total current assets, no operating business or other source of income, outstanding liabilities of approximately $8,227,839 and a stockholders' deficit of approximately $8,226,570.

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

Prior to June 30, 2007, David J Cutler, an officer and director of the Company, advanced to $274,780 to the Company in the form of a promissory note, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. During the three months ended September 30, 2007, Mr. Cutler advanced the Company an additional $16,150 under the same terms as the original promissory note. The loan was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Net cash (used in) operations during the three months ended September 30, 2007 was $15,881 compared to $22,561 in the three months ended September 30, 2006, a decrease of $6,680. In the three months ended September 30, 2006 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $24,309 which was partially offset by a positive cash flow of $8,428 generated from the net movement in our operating assets and liabilities. This compares a net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $26,553 in the three months ended September 30, 2006 which was partially offset by a positive cash flow of $3,992 generated from the net movement in our operating assets and liabilities.

No cash was provided by investing activities in the three months ended September 30, 2007 or 2006 as we had no investments to sell and no available cash to purchase investments.

Net cash was provided by financing activities during the three months ended September 30, 2007 was $16,150 compared to $22,555 in the three months ended September 30, 2006, a variance of $6,405 reflecting the reduced need for funding to be provided to us by one of our directors.

PLAN OF OPERATIONS

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

We  currently  do not  have  sufficient  cash on hand to  support  are  business activities over a twelve month period. In continuance of our business operations, we do not intend to purchase or sell any significant assets, and we do not expect to hire any employees.

We are dependent on raising additional equity and/or debt to fund any negotiated settlement with our outstanding creditors and meet our ongoing operating expenses. There is no assurance we will be able to raise the necessary equity and/or debt that we will need to negotiate acceptable settlements with out outstanding creditors or fund ongoing operating expenses. We cannot make any assurances we will raise funds through such activities.

ITEM 3.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures:

The management of the Company has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period of the report June 30, 2007, and has concluded that the disclosure controls, internal controls and procedures are not effective based upon their evaluation as of the evaluation date. Management's assessment that its reporting controls are ineffective results primarily from the fact that its independent registered public accounting firm noted deficiencies in the Company's computation of share based compensation. As a result, the Company made significant revisions to our proposed financial statement disclosures.

We are taking steps necessary to address these reporting issues in future filings including increased training in the areas of accounting for share based compensation and financial statement disclosures.

b. Changes in Internal Control over Financial Reporting:

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange act that occurred during the small business issuers last fiscal quarter that has materially affected or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.

ITEM 3A(T).  Controls and Procedures

There have been no changes in the small business issuers internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the small business issuer's internal control over financial reporting.


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None


Item 3.  Defaults upon Senior Securities

All details of our defaults in respect of our debt are set out in Note 3 to the financial statements for the interim period "Notes Payable." There are no recent new defaults.

We are in default on a number of operating and capital leases either directly or as guarantor for our subsidiary companies. These liabilities have been included in the balance of our accounts payable. We will attempt to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities, or otherwise eliminate debt. There are no recent new defaults

Item 4.  Submission of Matters to Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

                  EXHIBIT NO.                        DESCRIPTION
31       Section 302 Certification
32       Section 906 Certification

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ASPEON, INC,
                                  (Registrant)




Date: November 14, 2007                    /s/      David J. Cutler
      ------------------                   -------------------------------
                                           David J. Cutler,
                                           President, Chief Executive Officer
                                           Chief Financial Officer and Director