Form 10QSB
period 2007-12-31
ASPEON INC
filed 2008-02-08
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTER ENDED DECEMBER 31, 2007

                                       OR

[_]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                  ------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                         52-1945748
---------------------------------               ------------------------------
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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: On February 1, 2007, the Company had 20,000,000 shares of its $0.01 par value, common stock issued and outstanding.

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]


                                              INDEX

                                          ASPEON, INC.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                                  PAGE

Consolidated Balance Sheet - December 31, 2007.                                              3

Consolidated Statements of Operations - For the Three and Six Months Ended
December 31, 2007 and 2006                                                                   4

Consolidated Statement of Cash Flows - For the Six Months Ended December 31,                 5
2007 and 2006

Notes to Consolidated Financial Statements                                                   6

Item 2. Management's Discussion and Analysis or Plan of Operations                          11

Item 3. Controls and Procedures                                                             16

Item 3A(T) Controls and Procedures                                                          17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                   17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                         17
Item 3. Defaults on Senior Securities                                                       17
Item 4. Submission of Matters to a Vote of Security Holders                                 17
Item 5. Other Information                                                                   17
Item 6. Exhibits
        SIGNATURES

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                 Aspeon, Inc. and Subsidiaries
                                   Consolidated Balance Sheet
                                       December 31, 2007
                                          (Unaudited)


ASSETS

Current Assets

      Cash & Cash Equivalents                                                            $            251
      Prepaid Expenses                                                                              1,000

                                                                                         -----------------
                  Total Current Assets                                                              1,251

                                                                                         -----------------
TOTAL ASSETS                                                                             $          1,251
                                                                                         =================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                   $      6,757,616
      Unearned Income & Customer Deposits                                                         236,128
      Accrued Expenses                                                                            608,259
      Notes Payable                                                                               441,178
      Deferred Earnouts                                                                           208,195

                                                                                         -----------------
                  Total Current Liabilities                                                     8,251,376

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000 authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  20,000,000                    200,000
      shares issued and outstanding
      Additional Paid In Capital                                                               84,846,966
      Treasury Stock                                                                              (60,000)
      Accumulated Deficit                                                                     (93,237,091)
                                                                                         -----------------
                  Total Stockholders' Deficit                                                  (8,250,125)

                                                                                         -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $          1,251
                                                                                         =================


                  See accompanying Notes to Consolidated Financial Statements.


                                  Aspeon, Inc. and Subsidiary
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                    Three Months Ended                       Six Months Ended
                                                       December 31,                             December 31,
                                                          2007                 2006               2007                  2006
                                                   -----------------     ----------------   ----------------     -----------------

Operating Expenses

      General & Administrative Expenses                      17,518               25,057             36,468                47,658

                                                   -----------------     ----------------   ----------------     -----------------
      Total Operating Expenses                               17,518               25,057             36,468                47,658

      Operating Loss                                        (17,518)             (25,057)           (36,468)              (47,658)

Interest and Other Income / Expenses Net                     (6,037)              (4,482)           (11,396)               (8,433)

                                                   -----------------     ----------------   ----------------     -----------------
Loss before Income Taxes                                    (23,555)             (29,538)           (47,864)              (56,091)

Provision for Income Taxes                                 -                     -                  -                     -

                                                   -----------------     ----------------   ----------------     -----------------
Net Loss                                           $        (23,555)     $       (29,538)   $       (47,864)     $        (56,091)
                                                   =================     ================   ================     =================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                      *                     *                  *                     *
                                                   =================     ================   ================     =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                  20,000,000           20,000,000         20,000,000            20,000,000
                                                   =================     ================   ================     =================


* Less than ($0.01) per share.









                  See accompanying Notes to Consolidated Financial Statements.


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                               Six Months Ended
                                                                                                 December 31,
                                                                                         2007                  2006
                                                                                   ----------------     -----------------

CASH FLOW USED IN OPERATING ACTIVITIES:

NET LOSS                                                                           $       (47,864)     $        (56,091)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH                                                    -                     -
USED IN OPERATING ACTIVITIES:

CHANGES IN OPERATING ASSETS & LIABILITIES:

      Increase (Decrease) in Accounts Payable                                                    0                   (11)
      Increase in Accrued Expenses                                                           9,015                 8,434

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Operating Activities                                     (38,849)              (47,668)

CASH FLOW FROM INVESTING ACTIVITIES:                                                             -                     -

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Investing Activities                                           -                     -

CASH FLOW FROM FINANCING ACTIVITIES:

      Advances under Notes Payable                                                          39,100                47,661

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Financing Activities                                      39,100                47,661
                                                                                   ----------------     -----------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     $           251      $             (7)
                                                                                   ----------------     -----------------

Cash and Cash Equivalents at the beginning of the period                           $             -      $              7
                                                                                   --------------------------------------
Cash and Cash Equivalents at the end of the period                                 $           251      $              0
                                                                                   ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $             -      $              -
                                                                                   ================     =================
Cash paid for income tax                                                           $             -      $              -
                                                                                   ================     =================





           See accompanying Notes to Consolidated Financial Statements.

                         ASPEON, INC. AND SUBISIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                   (UNAUDITED)

Note 1.  Business

We were incorporated in the State of Delaware in September 1995 under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and to Aspeon, Inc. in December 1999.

Effective June 30, 2003, we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, vigorously defending against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bringing our financial records and Securities and Exchange Commission ("SEC") filings up to date, raising debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf, seeking to have our shares of common stock re-listed on the over the counter bulletin board. Effective January 21, 2008, our shares were re-listed on the over the counter bulletin board.

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six month periods ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2007 filed with the SEC.

Note 3.  Going Concern

As of December 31, 2007, we had $251 cash on hand, $1,251 of assets, no operating business or other source of income, outstanding liabilities of $8,251,376 and a stockholders' deficit of $8,250,125.

In our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our interim financial statements for the six months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of $47,864 for the six months ended December 31, 2007, and an accumulated deficit of $93,237,091 as of December 31, 2007. We also had a working capital deficiency at December 31, 2007 and had not recognized any revenues from our business operations.

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

During the fiscal years ended June 30, 2007 and 2006, one of our directors, David J. Cutler, advanced to us $100,743 and $98,936 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to 10,563,775 shares of our common stock effective May 31, 2006. In the six months ended December 31, 2007, Mr. Cutler and a company controlled by him have made further advances to us of $39,100 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records and SEC filings up to date, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Note 4.  Basis of Consolidation

The  accompanying   consolidated  unaudited  financial  statements  include  the
accounts  of  Aspeon  and  its   wholly-owned   subsidiaries.   All  significant
inter-company transactions and balances have been eliminated.

Note 5:  Significant Accounting Policies

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

Unearned Income & Customer Deposits -- Customer deposits represent cash received in advance of product shipment while deferred revenues represent cash received in advance of the performance of service contract revenues.

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three months and six ended December 31, 2007 and 2006 our net income (loss) was identical to our comprehensive income (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three and six months ended December 31, 2007 and 2006 as we had no stock options or warrants outstanding during periods.

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

Business Segments -- We believe that our activities during the three and six months ended December 31, 2007 and 2006 comprised a single segment.

Recently Issued Accounting Policies

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return that results in a tax benefit. Additionally, FIN 48 provides guidance on de-recognition, income statement classification of interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation became effective for the Company on July 1, 2007 but is not expected to have a material impact on the Company's consolidated financial statements, with the possible exception of certain disclosures relative to the Company's net operating loss carry forwards and the related valuation allowance.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. We believe that SFAS 159 should not have a material impact on our financial position or results of operations.

 In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. We believe that SFAS 160 should not have a material impact on our financial position or results of operations.

Note 6.  Notes Payable

At December 31, 2007, the balance of notes payable, included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earn out due to him on the sale of his business, such that the note payable represented the balance due to him. We were in default in repayment of the note payable as of December 31, 2007.

Note Payable, Related Parties:

Prior to June 30, 2007, David J Cutler, our sole officer and one of our directors, advanced $288,078 to us in the form of a promissory note, bearing interest at 8% per annum, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting current. On May 31, 2006, $14,000 of this loan was converted to 10,563,775 shares of our common stock. The note is due on demand.

During the six months ended December 31, 2007, Mr. Cutler and a company controlled by him advanced an additional $39,100 to us under the same terms as the original promissory note. The loan was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note 7.  Stockholders' Deficit

Common Stock

We did not issue any shares of our common stock during the six months ended December 31, 2007 or 2006.

Note 8.           Related Party Transactions

Prior to June 30, 2007, David J Cutler, our sole officer and one of our directors, advanced $288,078 to us in the form of a promissory note, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to 10,563,775 shares of our common stock effective May 31, 2006.

 During the six months ended December 31, 2007 Mr. Cutler and a company controlled by him advanced an additional $39,100 to us under the same terms as the original promissory note. The loan was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will continue to provide us with further funding in the future.

During the three months ended December 31, 2007, we incurred $10,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

Note 9.           Contingencies and Commitments

Leases

As at December 31, 2007 and 2006 we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under these leases is recorded as current liabilities included in our balance of accounts payable.

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

Note 10. Subsequent Events

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf seeking to have our shares of common stock re-listed on the over the counter bulletin board. Effective January 21, 2008, our shares were re-listed on the over the counter bulletin board.

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, vigorously defend against any further appeal that may be made against our currently successful defense of the lawsuit brought against us by certain of our shareholders, bring our financial records and SEC filings up to date, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Overview

During the six month period ended December 31, 2007 and 2006, our primary activities have been to maintain our financial statements and SEC filings on a current basis, attempt to negotiate satisfactory settlements with our outstanding creditors, seek a listing on the over the counter bulletin board and raise debt and/or equity to fund these activities.

Results of Operations - Three Months Ended December 31, 2007 Compared to the Three Months Ended December 31, 2006

General and Administrative Expenses. During the three months ended December 31, 2007, we incurred general and administrative expenses of $17,518 compared to $25,057 during the three months ended December 31, 2006, a decrease of $7,539. The decrease arose due to the fact that during the three months ended December 31, 2006, we incurred significant contract labor costs and professional fees in bringing our financial records and SEC filings up to date. We incurred significantly lower costs in respect of these expenses during the three months ended December, 2007, as we have made significant progress in bringing our financial records and SEC filings current.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $6,037 in the three months ended December 31, 2007 compared to $4,481 in the three months ended December 31, 2006, an increase of $3,874. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan.

Provision for Income Taxes. No provision for income taxes was required in the three months ended December 31, 2007 or 2006, as we generated tax losses in both periods.

Net Loss and Comprehensive Loss. We recognized a net loss of $23,555 for the three months ended December 31, 2007 compared a net loss of $29,538 for the three months ended December 31, 2006, a decrease of $5,983 due to the decrease in general and administrative expenses partially offset by the increase in interest expense as explained above.

Our comprehensive loss was identical to our net loss for the three months ended December 31, 2007 and 2006.

Results of Operations - Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

General and Administrative Expenses. During the six months ended December 31, 2007, we incurred general and administrative expenses of $36,468 compared to $47,658 during the six months ended December 31, 2006, a decrease of $11,190. The decrease was due to the fact, that in the six months ended December 31, 2006, we incurred significant contract labor costs and professional fees in bringing our financial records and SEC filings up to date. We incurred significantly lower costs for these activities during the six months ended December, 2007, as we have made significant progress in bringing our financial records and SEC filings current.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $11,664 during the six months ended December 31, 2007, compared to $8,433 during the six months ended December 31, 2006, an increase of $3,221. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan.

Provision for Income Taxes. No provision for income taxes was required in the six months ended December 31, 2007 or 2006 as we generated tax losses in both periods.

Net Loss and Comprehensive Loss. We recognized a net loss of $47,864 for the six months ended December 31, 2007, compared a net loss of $56,091 for the six months ended December 31, 2006, a decrease of $8,227 due decrease in general and administrative expenses partially off set by the increase in interest expense as explained above.

Our comprehensive loss was identical to our net loss for the six months ended December 31, 2007 and 2006.

Cash Flow Information - Six Months Ended December 31, 2007 Compared to the Six Months Ended December 31, 2006

As of December 31, 2007, we had $251 cash on hand, $1,251 of assets, no operating business or other source of income, outstanding liabilities of $8,251,376 and a stockholders' deficit of $8,250,125.

In the our Annual Report on Form 10-KSB for the fiscal year ended June 30, 2007, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the our ability to continue as a going concern. Our interim financial statements for the three and six months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported a net loss of $47,864 for the six months ended December 31, 2007, and an accumulated deficit of $93,237,091 as of December 31, 2007. We also had a working capital deficiency at December 31, 2007 and had not recognized any revenues from our business operations.

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

During the fiscal years ended June 30, 2007 and 2006, one of our directors, David J. Cutler, advanced to us $100,743 and $98,936 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to equity effective May 31, 2006. In the six months ended December 31, 2007 Mr. Cutler and a company controlled by him has made further advances to us of $39,100 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records and SEC filings up to date, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Net cash used in operations during the six months ended December 31, 2007, was $38,849 compared to $47,668 in the six months ended December 31, 2006, a decrease of $8,819. In the six months ended December 31, 2007 our net loss, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $47,864 which was partially offset by a positive cash flow of $9,015 generated from the net movement in our operating assets and liabilities. This compares our net loss for the six months ended December 31, 2006 which, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $56,091, which was partially offset by a positive cash flow of $8,423 generated from the net movement in our operating assets and liabilities.

No cash was provided by investing activities in the six months ended December 31, 2007 or 2006, as we had no investments to sell and no available cash to purchase investments.

Net cash was provided by financing activities during the six months ended December 31, 2007 was $39,100 compared to $47,661 in the six months ended December 31, 2006, a decrease of $8,561 reflecting the reduced need for funding.

PLAN OF OPERATIONS

It is our current plan of operation is to seek to reach satisfactory negotiated settlements with our outstanding creditors, bring our financial records and SEC filings up to date, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities

We are in default on a number of loans, operating and capital leases either directly or as guarantor for our subsidiary companies. These liabilities have all been included our balance sheet. We will attempt to negotiate settlement of all of our shortfalls to creditors in respect of these defaults upon senior securities, or seek other alternatives to eliminate these liabilities.

There are no defaults on any liabilities that we have incurred since April 2005.

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


                                  ASPEON, INC,
                                  (Registrant)




Date: February 8, 2008          /s/ David J. Cutler
----------------------          -----------------------------------------
                                David J. Cutler,
                                President, Chief Executive Officer,
                                Chief Financial Officer, and Director