Form 10QSB
period 2008-03-31
ASPEON INC
filed 2008-05-20
CIK 1021917

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTER ENDED MARCH 31, 2008

                                       OR

 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        Commission file number 000-21477

                                  ASPEON, INC.
                                 --------------
           (Exact name of the registrant as specified in its charter)

          Delaware                                      52-1945748
         ----------                                    ------------
(State or other jurisdiction of                (IRS Employer Identification No.)
   incorporation or organization)

           2460 West 26th Avenue, Suite 380-C, Denver, Colorado 80211
           ----------------------------------------------------------
                    (Address of principal executive offices)

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

State the number of shares outstanding of each of the issuer's classes of equity, as of the latest practicable date: On May 16, 2008, the Company had 20,000,000 shares of its $0.01 par value, common stock issued and outstanding.

         Transitional Small Business Disclosure format: Yes [ ] No [ X ]


                                      INDEX

                                  ASPEON, INC.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                       PAGE

Consolidated Balance Sheet - March 31, 2008.

Consolidated Statements of Operations - For the Three and Nine Months Ended
March 31, 2008 and 2007                                                          4

Consolidated Statement of Cash Flows - For the Nine Months Ended March 31,       5
2008 and 2007

Notes to Consolidated Financial Statements                                       6

Item 2.           Management's Discussion and Analysis or Plan of Operations     11

Item 3.           Controls and Procedures                                        17

Item 3A(T)        Controls and Procedures                                        17

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                              17
Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds    17
Item 3.           Defaults on Senior Securities                                  17
Item 4.           Submission of Matters to a Vote of Security Holders            17
Item 5.           Other Information                                              19
Item 6.           Exhibits                                                       19
                  SIGNATURES                                                     20

Part I.   FINANCIAL INFORMATION

Item I. Financial Statements


                                 Aspeon, Inc. and Subsidiaries
                                   Consolidated Balance Sheet
                                         March 31, 2008
                                          (Unaudited)



ASSETS

Current Assets

      Cash & Cash Equivalents                                                                $              33
      Prepaid Expenses                                                                                   1,000

                                                                                             ------------------
                   Total Current Assets                                                                  1,033

                                                                                             ------------------
TOTAL ASSETS                                                                                 $           1,033
                                                                                             ==================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                       $       4,991,402
      Unearned Income & Customer Deposits                                                              236,128
      Accrued Expenses                                                                                 639,390
      Notes Payable                                                                                    331,202

                                                                                             ------------------
                   Total Current Liabilities                                                         6,198,122

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 990,000 shares authorized (1,000,000 authorized, net 10,000 designated as mandatorily redeemable stock), no shares issued and outstanding
      Common Stock, $0.01 par value: 20,000,000 shares authorized,  20,000,000                         200,000
      shares issued and outstanding
      Additional Paid In Capital                                                                    84,846,966
      Treasury Stock                                                                                   (60,000)
      Accumulated Deficit                                                                          (91,184,055)
                                                                                             ------------------
                   Total Stockholders' Deficit                                                      (6,197,089)

                                                                                             ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $           1,033
                                                                                             ==================


                  See accompanying Notes to Consolidated Financial Statements.




                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                  Three Months Ended                      Nine Months Ended
                                                       March 31,                              March 31,
                                                        2008                 2007               2008                  2007
                                                 -----------------     ----------------   ----------------     -----------------
Operating Expenses

      General & Administrative Expenses                    43,600               18,093             80,068                65,750
      Gain on Statute Barred Liabilities               (2,102,917)                   -         (2,102,917)                    -

                                                -----------------     ----------------   ----------------     -----------------
      Total Operating (Income) Expenses                (2,059,317)              18,093         (2,022,849)               65,750

      Operating Income (Loss)                           2,059,317              (18,093)         2,022,849               (65,750)

Interest and Other Income  (Expenses) Net                  (6,281)              (4,792)           (17,677)              (13,226)

                                                 -----------------     ----------------   ----------------     -----------------
Income (Loss) before Income Taxes                       2,053,036              (22,885)         2,005,172               (78,976)

Provision for Income Taxes                               -                     -                  -                     -

                                                 -----------------     ----------------   ----------------     -----------------
Net Income  (Loss)                               $      2,053,036      $       (22,885)   $     2,005,172      $        (78,976)
                                                 =================     ================   ================     =================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                       $0.10                   *               $0.10                   *
                                                 =================     ================   ================     =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                  20,000,000           20,000,000         20,000,000            20,000,000
                                                 =================     ================   ================     =================


* Less than ($0.01) per share.










                  See accompanying Notes to Consolidated Financial Statements.

                                                4


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                              Nine Months Ended
                                                                                                  March 31,
                                                                                         2008                  2007
                                                                                   ----------------     -----------------

CASH FLOW USED IN OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                                  $     2,005,172      $        (78,976)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES:

      Gain on Statute Barred Liabilities                                                (2,102,917)                    -

CHANGES IN OPERATING ASSETS & LIABILITIES:

      Increase  (Decrease) in Accounts Payable                                                 508                   (11)
      Increase  in Accrued Expenses                                                         40,146                13,226

                                                                                   ----------------     -----------------
      Total Cash Flow used in Operating Activities                                         (57,091)              (65,761)

CASH FLOW FROM INVESTING ACTIVITIES:                                                             -                     -

                                                                                   ----------------     -----------------
      Total Cash Flow provided by / (used in) Investing Activities                               -                     -

CASH FLOW FROM FINANCING ACTIVITIES:

      Advances under Notes Payable                                                          57,124                65,754

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Financing Activities                                      57,124                65,754
                                                                                   ----------------     -----------------

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     $            33      $             (7)
                                                                                   ----------------     -----------------

Cash and Cash Equivalents at the beginning of the period                           $             -      $              7
                                                                                   ----------------     -----------------
Cash and Cash Equivalents at the end of the period                                 $            33      $              -
                                                                                   ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $             -      $              -
                                                                                   ================     =================
Cash paid for income tax                                                           $             -      $              -
                                                                                   ================     =================








                  See accompanying Notes to Consolidated Financial Statements.

                                                5


                         ASPEON, INC. AND SUBISIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

Note 1.  Business

We were incorporated in the State of Delaware in September 1995, under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and to Aspeon, Inc. in December 1999.

Effective June 30, 2003, we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, maintaining our financial records and Securities and Exchange Commission (`SEC') filings on a current basis, raising debt and/or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf seeking to have our shares of common stock re-listed on the over the counter bulletin board. Effective January 21, 2008, our shares were re-listed on the over the counter bulletin board and trades under the symbol ASPE.OB.

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to re-elect Messrs. Cutler, Whiting and Green as directors, authorize a reverse split of our common stock on a fifteen for one basis, appoint Larry O'Donnell, CPA, P.C. as our independent auditor, change our name to a name to be determined by the Board of Directors, increase the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) and increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

Note 2.  Basis of Presentation

The accompanying unaudited consolidated financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine month periods ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2008. For more complete financial information, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report for the year ended June 30, 2007 filed with the SEC.

Note 3.  Going Concern

As of March 31, 2008, we had $33 cash on hand, $1,033 of total assets, no operating business or other source of income, outstanding liabilities, all current, of $6,198,122 and a stockholders' deficit of $6,197,089.

In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our interim financial statements for the nine months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $91,184,055 and a working capital deficiency of $6,197,089 as of March 31, 2008.

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

During the fiscal years ended June 30, 2007 and 2006, one of our directors, David J. Cutler, advanced to us $100,743 and $98,936 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to 10,563,775 shares of our common stock effective May 31, 2006. In the nine months ended March 31, 2008 Mr. Cutler and a company controlled by him has made further advances to us of $57,124 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, maintain our financial records and SEC filings on a current basis, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Note 4.  Basis of Consolidation

The  accompanying   consolidated  unaudited  financial  statements  include  the
accounts  of  Aspeon  and  its   wholly-owned   subsidiaries.   All  significant
inter-company transactions and balances have been eliminated

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the three and nine months ended March 31, 2008 and 2007 our net income (loss) was identical to our comprehensive income (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three and nine months ended March 31, 2008 and 2007 as we had no stock options or warrants outstanding during periods.

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

Business Segments -- We believe that our activities during the three and nine months ended March 31, 2008 and 2007 comprised a single segment.

Recently Issued Accounting Policies

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective July 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its consolidated results of operations or financial condition.

Note 6.  Notes Payable

At December 31, 2007, the balance of notes payable, included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earn out due to him on the sale of his business, such that the note payable represented the balance due to him. We were in default in repayment of the note payable as of December 31, 2007. This liability became statute barred during the three months ended March 31, 2008. Consequently, we recognized a gain on statute barred liabilities of $128,000 during the three months ended March 31, 2008 in respect of this note payable.

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

During the nine months ended March 31, 2008, Mr. Cutler and a company controlled by him advanced an additional $57,124 to us under the same terms as the original promissory note. The loan was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Note 7.  Stockholders' Deficit

Common Stock

We did not issue any shares of our common stock during the nine months ended March 31, 2008 or 2007.

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to authorize a reverse split of our common stock on a fifteen for one basis and to increase the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000). We are in the process of filing the necessary documentation to effect these actions.

Preferred Stock.

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000). We are in the process of filing the necessary documentation to effect these actions.

Note 8.           Related Party Transactions

Prior to June 30, 2007, David J. Cutler, our sole officer and one of our directors, advanced $288,078 to us in the form of a promissory note, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to 10,563,775 shares of our common stock effective May 31, 2006.

 During the nine months ended March 31, 2008, Mr. Cutler and a company controlled by him advanced an additional $57,124 to us under the same terms as the original promissory note. The loan was made to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There can be no assurance that Mr. Cutler will continue to provide us with further funding in the future.

During the nine months ended March 31, 2008, we incurred $25,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

Note 9.           Contingencies and Commitments

Leases

As at March 31, 2008 and 2007, we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under these leases is recorded as current liabilities included in our balance of accounts payable.

Guarantees

In July 2001, Javelin Australia entered into a factoring facility amounting to approximately $500,000 or a lesser amount based on eligible receivables. The facility was cancelable on 30 days notice by either party. The agreement provided for a discount rate of 1.75% + the bank's published overdraft index rate and a factoring service fee of 0.50%. Borrowings under the line were restricted to the operations of Javelin Australia and could not be used to support our other operations. Aspeon provided a guarantee for this facility that was to be released on its sale of Javelin Australia in January 2003 and in respect of which it was indemnified by the purchaser of Javelin Australia.

Note 10. Subsequent Events

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to re-elect Messrs. Cutler, Whiting and Green as directors, authorize a reverse split of our common stock on a fifteen for one basis, appoint Larry O'Donnell, CPA, P.C. as our independent auditors, change our name to a name to be determined by the board of Directors, increase the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) and increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

ITEM 2.  Management's Discussion and Analysis or Plan of Operations.

The following discussion should be read in conjunction with the consolidated financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward looking statements as a result of any number of factors, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, maintain our financial records and SEC filings on a current basis, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Overview

During the nine month period ended March 31, 2008 and 2007, our primary activities have been to maintain our financial statements and SEC filings on a current basis, attempt to negotiate satisfactory settlements with our outstanding creditors, obtain a listing on the over the counter bulletin board and raise debt and/or, equity to fund these activities.

Results of Operations - Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

General and Administrative Expenses. During the three months ended March 31, 2008, we incurred general and administrative expenses of $43,600 compared to $18,093 during the three months ended March 31, 2007, an increase of $25,507. The increase arose due increased legal fees arising in the three months ended March 31, 2008 relating to our re-listing on the OTC Bulletin Board.

Gain on Statute Barred Liabilities During the three months ended March 31, 2008, we recognized a gain on statute barred liabilities of $2,102,917 compared to no gain on statute barred liabilities in the three months ended March 31, 2007, an increase of $2,102,917.

During the three months ended March 31, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $$2,102,917. No outstanding liabilities had become statute barred in the three months ended March 31, 2007.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $6,281 in the three months ended March 31, 2008 compared to $4,792 in the three months ended March 31, 2007, an increase of $1,489. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan.

Provision for Income Taxes. No provision for income taxes was required in the three months ended March 31, 2008 or 2007. We had sufficient carried forward tax losses to offset the profit arising in the three months ended March 31, 2008 and we incurred taxable losses in the three months ended March 31, 2007.

Net Income (Loss) and Comprehensive Income (Loss). We recognized net income of $2,053,036 for the three months ended March 31, 2008 compared a net loss of $22,885 for the three months ended March 31, 2007, an increase of $2,075,921 due to the gain we recognized on statute barred liabilities, slightly offset by increased general and administrative costs.

Our comprehensive income (loss) was identical to our net income (loss) for the three months ended March 31, 2008 and 2007.

Results of Operations - Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

General and Administrative Expenses. During the nine months ended March 31, 2008, we incurred general and administrative expenses of $80,068 compared to $65,750 during the nine months ended March 31, 2007, an increase of $14,318. The increase arose due increased legal fees arising in the nine months ended March 31, 2008 relating to our re-listing on the OTC Bulletin Board

Gain on Statute Barred Liabilities During the nine months ended March 31, 2008, we recognized a gain on statute barred liabilities of $2,102,917 compared to no gain on statute barred liabilities in the nine months ended March 31, 2007, an increase of $2,102,917.

During the nine months ended March 31, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $$2,102,917. No outstanding liabilities had become statute barred in the nine months ended March 31, 2007.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $17,677 during the nine months ended March 31, 2008, compared to $13,226 during the nine months ended March 31, 2007, an increase of $4,451. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan.

Provision for Income Taxes. No provision for income taxes was required in the nine months ended March 31, 2008 or 2007. We had sufficient carried forward tax losses to offset the profit arising in the nine months ended March 31, 2008 and we incurred taxable losses in the nine months ended March 31, 2007.

Net Loss and Comprehensive Loss. We recognized net income of $2,005,172 for the nine months ended March 31, 2008 compared a net loss of $78,976 for the nine months ended March 31, 2007, an increase of $2,084,148 due to the gain we recognized on statute barred liabilities, slightly offset by increased general and administrative costs.

Our comprehensive income (loss) was identical to our net income(loss) for the nine months ended March 31, 2008 and 2007.

Cash Flow Information - Nine Months Ended March 31, 2008 Compared to the Nine Months Ended March 31, 2007

As of March 31, 2008, we had $33 cash on hand, $1,033 of total assets, no operating business or other source of income, outstanding liabilities, all current, of $6,198,122 and a stockholders' deficit of $6,197,089.

In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2007 and 2006, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our interim financial statements for the nine months ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $91,184,055 and a working capital deficiency of $6,197,089 as of March 31, 2008.

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

During the fiscal years ended June 30, 2007 and 2006, one of our directors, David J. Cutler, advanced to us $100,743 and $98,936 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. $14,000 of this loan was converted to 10,563,775 shares of our common stock effective May 31, 2006. In the nine months ended March 31, 2008 Mr. Cutler and a company controlled by him has made further advances to us of $57,124 by way of loan to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, maintain our financial records and SEC filings on a current basis, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Net cash used in operations during the nine months ended March 31, 2008, was $57,091 compared to $65,761 in the nine months ended March 31, 2007, a decrease of $8,670. In the nine months ended March 31, 2008 our net income, adjusted for non-cash items, resulted in a negative cash flow of $97,745 which was partially offset by a positive cash flow of $40,654 generated from the net movement in our operating assets and liabilities. This compares to our net loss for the nine months ended March 31, 2007 which, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $78,976, which was partially offset by a positive cash flow of $13,215 generated from the net movement in our operating assets and liabilities.

No cash was provided by (used in) investing activities during the nine months ended March 31, 2008 or 2007, as we had no investments to sell and no available cash to purchase investments.

Net cash was provided by financing activities during the nine months ended March 31, 2008 was $57,124 compared to $65,754 in the nine months ended March 31, 2007, a decrease of $8,630 reflecting the reduced need for funding from one of our directors.

PLAN OF OPERATIONS

It is our current plan of operation is to seek to reach satisfactory negotiated settlements with our outstanding creditors, maintain our financial records and SEC filings on a current basis, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expanses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

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

ITEM 3A(T).  Controls and Procedures

There have been no changes in the registrant's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the registrant's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting.


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

Item 4.  Submission of Matters to Vote of Security Holders

We held an Annual Meeting of Stockholders on April 2, 2008 and the results of the stockholder voting was as follows:

Resolution 1: To elect three (3) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified: Nominees David Cutler, Wesley Whiting and Redgie Green:


FOR              11,606,228

WITHHOLD         6,422

Resolution 2: To authorize a reverse split of common stock on a fifteen for one basis, by which each fifteen shares shall become one share: and the appropriate Articles of Amendment to implement the reverse spilt. Fractional shares will be rounded up to the next whole share:

FOR              11,494,448

AGAINST          103,652

ABSTAIN          14,550

Resolution 3: To appoint Larry O'Donnell, CPA, P.C. of Aurora, Colorado as independent auditor for the fiscal year ended June 30, 2008:

FOR              11,605,578

AGAINST          1,422

ABSTAIN          5,650

Resolution 4: To change the Company's name to a name to be determined by the Board of Directors; and the appropriate Articles of Amendment to implement the name change:

FOR              11,605,453

AGAINST          3,447

ABSTAIN          3,750

Resolution 5: To authorize the officers and directors of the Company to amend the Company's Articles of Incorporation to increase the number of Common Shares authorized from twenty million (20,000,000) to one hundred million (100,000,000)

FOR              11,498,639

AGAINST          107,991

ABSTAIN          6,020

Resolution 6: To authorize the officers and directors of the Company to amend the Company's Articles of Incorporation to increase the number of Preferred Shares authorized from one million (1,000,000) to twenty five million (25,000,000) in such classes and series and with such rights, privileges and preferences as the Board may hereafter determine:

FOR              11,492,339

AGAINST          83,391

ABSTAIN          36,920

Resolution 7: To transact such other business as may properly come before the Annual Meeting::

FOR              11,600,378

AGAINST          4,122

ABSTAIN          8,150

Item 5.  Other Information

None

Item 6.  Exhibits


     Exhibits. The following is a complete list of exhibits filed as part of this Form 10-QSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.


     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1  Certification  of  Principal  Executive  Officer  pursuant to
             Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  ASPEON, INC,
                                  (Registrant)




Date: May 20, 2008                /s/   David J. Cutler
                                 -----------------------------------------
                                        David J. Cutler,
                                        President, Chief Executive Officer
                                        Chief Financial Officer and Director