Form 10KSB
period 2008-06-30
ASPEON INC
filed 2008-09-30
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2008.

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

    The Registrant's revenues for its fiscal year ended June 30, 2008 were $0.

    The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 26, 2008 was approximately $87,207 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date. As of September 26, 2008, there were 19,710,575 shares outstanding of which 8,720,659 shares were held by non-affiliates.

    Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                                  ASPEON, INC.

                        2008 ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

   ITEM                                DESCRIPTION                         PAGE

Part I

Item 1.    Description of Business........................................   3

Item 2.    Description of Properties......................................   6

Item 3.    Legal Proceedings..............................................   6

Item 4.    Submission of Matters to a Vote of Security Holders............  17

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.......   8

Item 6.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations......................................   9

Item 7.    Financial Statements...........................................  17

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  17

Item 8a.   Controls and Procedures........................................  17

Part III

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act..............  17

Item10.    Executive Compensation.........................................  20

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management.....................................................  21

Item 12.   Certain Relationships and Related Transactions.................  21

Item 13.   Exhibits ......................................................  22

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although Aspeon, Inc. ("Aspeon" or the "Company," which may also be referred to as "we," "us," or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-KSB. You are urged to carefully consider these factors, as well as other information contained in this Form 10-KSB and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

We were incorporated in the State of Delaware in September 1995, under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and to Aspeon, Inc. in December 1999.

Effective June 30, 2003, we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, maintaining our financial records and Securities and Exchange Commission (`SEC") filings on a current basis, raising debt and/or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf seeking to have our shares of common stock re-listed on the over the counter bulletin board. Effective January 21, 2008, our shares were re-listed on the Over the Counter Bulletin Board and the Pink Sheets.

On April 2, 2008 we held an annual meeting of stockholders at which the majority of stockholders voted to re-elect Messrs. Cutler, Whiting and Green as directors, authorize a reverse split of our common stock on a fifteen for one basis, appoint Larry O'Donnell, CPA, P.C. as our independent auditor, change our name to a name to be determined by the Board of Directors, increase the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) and increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000). We have increased the number of our authorized shares of Common Shares and preferred Shares and are currently in the process of obtaining an effective date for the fifteen for one reverse spilt from the State of Delaware.

HISTORICAL BUSINESS OPERATIONS

During the twelve month periods ended June 30, 2008 and 2007, our primary activities have been to maintain our financial statements and SEC filings on a current basis, attempt to negotiate satisfactory settlements with our outstanding creditors, obtain a listing on the over the counter bulletin board and raise debt and/or, equity to fund these activities.

PLANNED OPERATIONS

Our plan of operation is to reach satisfactory negotiated settlements with our outstanding creditors, obtain debt or equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that this series of events can be successfully completed, that any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

EMPLOYEES

As of June 30, 2008 and 2007, we did not have any operational activities and those activities necessary to the continual existence of the Company were performed by our directors and officers, as required.

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting our future performance changed dramatically as a result of our decision to discontinue the last of our operating businesses in June 2003 and the transfer of our remaining assets to the trustee for the benefit of the creditors of Aspeon and CCI on January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211, and we maintain two small storage units in Dana Point, California for our corporate records.

Currently, we lease two storage units in Dana Point, California on month to month leases providing us with a total of approximately 250 square feet of storage space to maintain certain of our corporate records returned to us by our attorneys. The rent on these units is $425 per month.

ITEM 3. LEGAL PROCEEDINGS

There is no pending legal action against the Company.


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

We have increased the number of our authorized shares of Common Shares and preferred Shares and are currently in the process of obtaining an effective date for the fifteen for one reverse spilt from the State of Delaware.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock were listed on the Nasdaq National Market System under the symbol "ASPEE." On October 10, 2000, the Nasdaq Stock Market ("Nasdaq") suspended trading in our shares of common stock while it sought additional information from us. On October 11, 2000, Nasdaq sent a letter to us stating that our shares of common stock would be delisted from Nasdaq if we did not file our Form 10-K for the fiscal year ended June 30, 2000 with the Securities and Exchange Commission ("SEC") by October 18, 2000. Our Form 10-K for the fiscal year ended June 30, 2000 was not filed with the SEC by the October 18, 2000 deadline. On November 9, 2000 we participated in a hearing before the Nasdaq Listing Qualifications Panel which was held for the purpose of evaluating whether our shares of common stock would continue to be listed on Nasdaq or if they would be delisted. Effective January 4, 2001 our shares of common stock were delisted from Nasdaq. As we were delinquent in our SEC filings our shares of common stock were not eligible to be listed on the over the counter bulletin board and consequently commenced trading on the Pink Sheets under the symbol ASPE.PK. Subsequently our shares of common stock have ceased to be traded on the Pink Sheets and were traded on the Gray Sheets.

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf seeking to have our shares of common stock re-listed on the over the counter bulletin board. Effective January 21, 2008, our shares were re-listed on both the Over the Counter Bulletin Board and the Pink Sheets.

The following table sets forth the range of high and low bid quotations for the Common Stock of each full quarterly period during the fiscal year ended June 30, 2008. The quotations were obtained from information published by the FINRA and reflect interdealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                2008                        HIGH              LOW
                ----                        ----              ---
        June 30, 3008                      $0.005            $0.005
        March 31, 2008                      0.011             0.011
        December 31, 2007                  0.0001            0.0001
        September 30, 2007                  0.001            0.0001

Last Reported Price. On September 26, 2008, the last reported bid price of the common stock reported on the Over the Counter Bulletion Board was $0.01 per share.

Holders. As of September 26, 2008, there were 129 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. Mountain Share Transfer's telephone number is 303-460-1149.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $15 cash on hand, $1,015 of assets, no operating business or other source of income, outstanding liabilities of $6,238,656 and a stockholders' deficit of $6,237,641.

In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the twelve months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $91,224,607 and a working capital deficiency of $6,237,641 as of June 30, 2008

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at June 30, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (during 2007 - $304,439). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 6 to the financial statements on page 36 below.

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2008 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2007

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2008, were $113,943 compared to $84,132 for the fiscal year ended June 30, 2007, an increase of $29,811. The increase arose due increased legal fees arising in twelve months ended June 30, 2008 relating to our re-listing on the OTC Bulletin Board and the Pink Sheets.

Gain on Statute Barred Liabilities

During the twelve months ended June 30, 2008, we recognized a gain on statute barred liabilities of $2,102,917 compared to no gain on statute barred liabilities in the twelve months ended June 30, 2007, an increase of $2,102,917.

During the twelve months ended June 30, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $2,102,917. No outstanding liabilities had become statute barred in the twelve months ended June 30, 2007.

Income  (Loss) from Operations

The income from operations during the fiscal year ended June 30, 2008 was $1,988,974 compared to a loss from operations of $(84,132) during the fiscal year ended June 30, 2007, an increase in income of $2,073,106 was due to the factors explained above.

Net Interest (Expense) and Other Income (Expense)

During the fiscal year ended June 30, 2008, we incurred net interest (expense) and other income (expense) of $(24,354) compared to net interest (expense) and other income (expense) of $(18,436) for the fiscal year ended June 30, 2007, an increase of $5,918. The increase was a result of the increase in the average principal balance of the loan made to us by our director, Mr. Cutler, and a company controlled by Mr. Cutler, to fund our ongoing operating costs between the two periods.

No interest expense was accrued in the fiscal years ended June 30, 2008 and 2007 in respect of liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

Provision for Income Taxes

No provision for income taxes was required in the fiscal years ended June 30, 2008 and 2007. We had sufficient carried forward tax losses to offset the profit arising in the twelve months ended June 30, 2008 and we incurred taxable losses in the twelve months ended June 30, 2007.

Net Income (Loss) and Comprehensive Income (Loss)

We recognized a net income of $1,864,620during the fiscal year ended June 30, 2008, compared to a net loss of $(102,568) for the fiscal year ended June 30, 2007, the increase in net income of $2,067,188 was due to the factors discussed above.

Our comprehensive income (loss) was identical to our net income (loss) for the twelve months ended June 30, 2008 and 2007.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED JUNE 30, 2008 AND 2007

As of June 30, 2008, we had $15 cash on hand, $1,015 of assets, no operating business or other source of income, outstanding liabilities of $6,238,656 and a stockholders' deficit of $6,237,641.

In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the twelve months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $91,224,607 and a working capital deficiency of $6,237,641 as of June 30, 2008.

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

For the year ended June 30, 2008, net cash used in operations was $73,972 compared to net cash used in operations of $84,944 for the year ended June 30, 2007, a decrease of $10,972. In the twelve months ended June 30, 2008 the net income of $1,964,620, after adjustment for the $2,102,917 non cash gain on statute barred debt, resulted in a cash loss of $(138,397). This was partially offset by a positive movement of $64,325 in operating liabilities. This compares to a cash loss of $(102,568), without any need for adjustment of non cash items, in the twelve months ended June 30, 2007 which was partially offset by a positive movement of $18,355 in operating assets and liabilities.

During the fiscal years ended June 30, 2008 and 2007. We did not receive or use any cash in investing activities.

During the fiscal year ended June 30, 2008, we received $73,987 from financing activities, compared to $84,937 in the twelve months ended June 30, 2007, a decrease of $10,950 The decrease represented the reduced level of funding required to be provided to us by Mr. Cutler, one of our directors.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its consolidated results of operations or financial condition.

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

The factors affecting our future performance changed dramatically as a result of the discontinuance of the last of our operating businesses effective June 30, 2003 and the transfer of all of our assets to a trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, raise debt and/or, equity to fund the settlements with creditors or meet our ongoing operating costs and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be successfully completed. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

At June 30, 2008, we had outstanding liabilities of approximately $ 6.2 million due to creditors who were not eligible to be part of the assignment for the benefit of Aspeon and CCI creditors, or who elected not to participate in our assignment for the benefit of Aspeon and CCI creditors. We have no assets, no operating business or our source of income from which to pay these creditors.
Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements. If we are unable to settle these liabilities it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At June 30, 2008, we had an accumulated deficit in excess $91 million and a stockholders' deficit of approximately $6.2 million. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended June 30, 2008 and 2007 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, raising additional debt and/or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers, Promoters and Control Persons" (page 17), and "Conflicts of Interest." (page 19).

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Over-the-Counter Bulletin Board. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these Shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We are registering all of our outstanding Shares so officers, directors and affiliates will be able to sell their Shares if this Registration Statement becomes effective. Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of Shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE

Having obtained a listing on the over the counter bulletin board it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are included herein commencing on page 26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our auditors.

ITEM 8A.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), Mr. David Cutler, our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act

Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, Mr. Cutler has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

ITEM 8A(T).   Controls and Procedures

Management's Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting includes those policies and procedures that:

         (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the year ended June 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

                    ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2008, our directors and officers were:

                 NAME             AGE             POSITION

          David J. Cutler         52      President, Chief Executive Officer,
                                          Chief Financial Offricer, and Director

          Wesley F Whiting        76      Secretary and Director

          Redgie Green            55      Director


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

Wesley Whiting, Director. Mr. Whiting became our Secretary and director in March 2006. Mr. Whiting was President, Director, and Secretary of Berge Exploration, Inc. (1978-88) and President, Vice President, and director of NELX, Inc. (1994-1998), and was Vice President and director of Intermountain Methane Corporation (1988-1991), and President of Westwind Production, Inc. (1997-1998). He was a director of Kimbell deCar Corporation from 1998, until 2000, and he has been President and a director of Dynadapt System, Inc. (now Sun River Energy, Inc.) since 1998. He was a Director of Colorado Gold & Silver, Inc. from 1999 to 2000. He was President and director of Business Exchange Holding Corp. from 2000 to 2002 and Acquisition Lending, Inc. (2000-2002). He was director and Vice President of Utilitec, Inc, 1999 to 2002 and has been Vice President and director of Agro Science, Inc. since 2001. He was President and director of Premium Enterprises, Inc. from October 2002 to December 31, 2002. He is Vice President and director of Evergreen Associates, Inc. and Resource Science, Inc. He was appointed Director and Secretary of BSA SatelLINK, Inc. in 2002 to 2008. He was President and Director of Fayber Group, Inc. from 2003 to 2005 when he resigned. He has also been Director of Life USA, Inc. since 2003 and has been President since 2007. He has been appointed as an officer and director of Captech Financial, Inc. in May 2006 to July 2007. He served as a director of Baymark Technologies, Inc. 2005-2006. He is a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.) (2006) and Aspeon, Inc. (2007). He was appointed as a director of Intreorg, Inc. and 4-G Paintball, Inc. in 2008.

Redgie Green, Director. Mr. Green has served as a director of the Company, since March 2006. Mr. Green has been Secretary and Director of Dynadapt System, Inc. (now Sun River Energy, Inc.) since 1998. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He recently served as a director for Mountains West Exploration, Inc. in 2005. He is a director of Concord Ventures, Inc. (formerly Cavion Technologies, Inc.) (2006) and was appointed as an officer and director of Captech Financial, Inc. in May 2006. He served as a director of Baymark Technologies, Inc. 2005-2006. He was appointed as a director of Aspeon, Inc. in 2007. He has been appointed a director of Intreorg, Inc. and 4-G Paintball, Inc. in 2008.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2008 and 2007 (the "Named Executive Officers"):


                                   SUMMARY COMPENSATION TABLE

                                                                           Non-equity     Nonqualified
                                                                           incentive        deferred
                                                   Stock      Option          plan        compensation     All other
                               Salary     Bonus     awards     awards     compensation      earnings     compensation     Total
Name & Position     Year        ($)        ($)        ($)        ($)          ($)             ($)             ($)          ($)
----------------- ---------- ----------- --------- ---------- ---------- --------------- --------------- -------------- -----------

David         J.
Cutler,
President,  CEO,    2008      $60,000*     $-0-      $ -0-      $ -0-        $ -0-            $-0-           $-0-        $60,000
CFO and Director    2007      $60,000      $-0-      $ -0-      $ -0-        $ -0-            $-0-           $-0-        $60,000


* Includes $40,000 in fees payable to Burlingham Corporate Finance, Inc., a company controlled by Mr. Cutler, in respect of services provided to us by Mr. Cutler.

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal years ended June 30, 2008 and 2007.

                              DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2008:

                                                                                       Nonqualified
                                                                        Non-equity       deferred
                   Fees earned or                                       incentive      compensation       All other
                    paid in cash     Stock awards     Option awards        plan          earnings       compensation         Total
      Name               ($)              ($)              ($)         compensation         ($)            ($) (1)            ($)
                                                                           ($)
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------

------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
David J. Cutler         $ -0-            $ -0-            $ -0-           $ -0-            $ -0-          $ 60,000         $ 60,000
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------

------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Wesley Whiting          $ -0-            $ -0-            $ -0-           $ -0-            $ -0-            $ -0-            $ -0-
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------

------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------
Redgie Green            $ -0-            $ -0-            $ -0-           $ -0-            $-0-             $ -0-            $ -0-
------------------ ---------------- ---------------- ---------------- --------------- ---------------- ---------------- ------------

(1) The other compensation consists of the individual's salary for his services as an officer of the Company for the year ended June 30, 2008.

     Includes $40,000 in fees payable to Burlingham Corporate Finance, Inc., a company controlled by Mr. Cutler, in respect of services provided to us by Mr. Cutler.

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

No stock options were issued or outstanding during the fiscal years ended June 30, 2008 or 2007.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of September 26, 2008, by:

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

As at September 26, 2008:


                                                              NUMBER OF      PERCENT OF
          NAME AND ADDRESS OF BENEFICIAL OWNER (1)             SHARES        OUTSTANDING
   -----------------------------------------------------   -------------  --------------

   David J. Cutler                                            10,989,916
   Wesley F. Whiting                                                   0               0%
   Redgie Green                                                        0               0%
                                                            ------------     ------------
   All executive officers and directors as a group,
   3 people.                                                  10,989,916            55.8%

(1) The above officers and directors' address is c/o Aspeon, Inc. 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at June 30, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

During the twelve months ended June 30, 2008, we incurred $40,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

                                     PART IV

ITEM 13. EXHIBITS

The following documents are filed as a part of this Report.

     Exhibits. The following is a complete list of exhibits filed as part of this Form 10-KSB. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

   EXHIBIT
   NUMBER                       DESCRIPTION AND METHOD OF FILING


    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

    32.1          Certification of Principal Executive and Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $2,800 and $6,000 to our current auditors, O'Donnell, in the fiscal years ended June 30, 2008 and 2007 respectively.

Tax Fees

We did not incur any tax fees to our current auditors, O'Donnell, in the fiscal years ended June 30, 2008 and 2007 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We incurred $720 and $1,050 to our current auditors, O'Donnell, in the fiscal years ended June 30, 2008 and 2007 for the review of our quarterly filings.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT ON THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.........         25

CONSOLIDATED BALANCE SHEETS - June 30, 2008 and 2007................         26

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years Ended June 30,
 2008 and 2007                                                               27

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT -
For the Years Ended June 30, 2008 and 2007                                   28

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended June 30,
2008 and 2007                                                                29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................             30

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Aspeon, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Aspeon, Inc. as of June 30, 2008 and 2007 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aspeon, Inc. as of June 30, 2008 and 2007 and the results of it's operations and cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses, had a working capital deficit as of June 30, 2008 and 2007 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Larry O' Donnell
Larry O'Donnell CPA, PC
Aurora, Colorado
September 21, 2008


                                                  ASPEON, INC.
                                              CONSOLIDATED BALANCE
                                                     SHEETS

                                                                                                           JUNE 30,
                                                                                                    2008              2007
                                                                                             ------------------------------------
                               ASSETS

Current Assets

      Cash & Cash Equivalents                                                                $              15 $               -
      Prepaid Expenses and Other Current Assets                                                          1,000             1,000

                                                                                             ------------------------------------
                   Total Current Assets                                                                  1,015             1,000

                                                                                             ------------------------------------
      TOTAL ASSETS                                                                           $           1,015 $           1,000
                                                                                             ====================================

                               LIABILITIES & STOCKHOLDERS' (DEFICIT) EQUITY

Current Liabilities

      Accounts Payable                                                                       $       4,998,397 $       6,757,616
      Unearned Income & Customer Deposits                                                              236,128           236,128
      Accrued Expenses                                                                                 656,067           599,245
      Notes Payable                                                                                    348,064           402,078
      Deferred Earnouts                                                                                      -           208,195

                                                                                             ------------------------------------
                   Total Current Liabilities                                                         6,238,656         8,203,262

COMMITMENTS AND CONTINGENCIES (Note. 6)

STOCKHOLDERS' (DEFICIT)EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 and 990,000 shares authorized                             -                 -
      respectively, no shares issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 and 20,000,000 shares                                 197,106           200,000
      authorized, respectively, 19, 710, 575 and 20,000,000 shares issued and oustanding, respectively
      Additional Paid In Capital                                                                    84,849,860        84,846,965
      Treasury Stock                                                                                   (60,000)          (60,000)
      Accumulated Deficit                                                                          (91,224,607)      (93,189,227)
                                                                                             ------------------------------------
                   Total Stockholders' (Deficit) Equity                                             (6,237,641)       (8,202,262)

                                                                                             ------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY                                         $           1,015 $           1,000
                                                                                             ====================================



                 See accompanying Notes to Consolidated Financial Statements.


                                     ASPEON, INC.
                         CONSOLIDATED STATEMENTS OF OPERAIONS

                                                                                       FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                                      2008             2007
                                                                                ---------------------------------

OPERATING EXPENSES

      General and Administrative                                                $       113,943 $         84,132
      Gain on Statute Barred Debt                                                    (2,102,917)               -

                                                                                ---------------------------------
      Total Operating (Income) Expenses                                              (1,988,974)          84,132

OPERATING (INCOME) LOSS                                                               1,988,974          (84,132)

Interest and Other Income / (Expenses) Net                                              (24,354)         (18,436)

                                                                                ---------------------------------
Income(Loss) before Income Taxes                                                      1,964,620         (102,568)

Provision for Income Taxes                                                                    -                -

                                                                                ---------------------------------
NET INCOME  (LOSS)                                                              $     1,964,620 $       (102,568)
                                                                                =================================


NET INCOME (LOSS) PER COMMON SHARE
                                                                                $     0.10      $     (0.01)
                                                                                =================================
      Basic & Diluted

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                              19,965,997       20,000,000
                                                                                =================================






               See accompanying Notes to Consolidated Financial Statements.


                                          ASPEON, INC.
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEARS ENDED JUNE 30, 2008 and 2007

                       Common Stock           Treasury Stock     Additional                 Accumulated
                                                                  Paid - in    Accumulated  Comprehensive   Comprehensive
                     Shares      Amount     Shares      Amount     Capital     Deficit      Profit/(Loss)  Profit/(Loss)   Total

                       #           $          #           $           $             $             $                         $
                   -----------  ---------  ---------  ---------- ------------  ------------ -----------    ----------- ------------

Balance, June 30,
    2006           20,000,000    200,000   (200,000)    (60,000)  84,846,965   (93,158,526)       71,867                 (8,099,694)

Net & Comprehen-
    sive (Loss)             -          -          -           -            -      (102,568)            -     (102,568)     (102,568)
                                                                                                           ============

                   -----------  ---------  ---------  ---------- ------------  ------------   -----------               ------------
Balance, June 30,
    2007            20,000,000 $  200,000   (200,000)$   (60,000)$ 84,846,965 $ (93,261,094) $     71,867               $(8,202,262)
                   -----------  ---------  ---------  ---------- ------------  ------------   -----------               ------------


Share Cancellation   (289,425)    (2,894)         -           -        2,894             -             -                          -

Net & Comprehen-
    sive (Loss)             -          -          -           -            -     1,964,620             -    1,964,620     1,964,620
                                                                                                           ============

                   -----------  ---------  ---------  ---------- ------------  ------------   -----------               ------------
Balance, June 30,
    2008            19,710,575 $  197,106   (200,000)$   (60,000)$ 84,849,859 $ (91,296,474) $     71,867               $(6,237,642)
                   ===========  =========  =========  ========== ============  ============   ===========               ============


                  See accompanying Notes to Consolidated Financial Statements.


                                          ASPEON, INC.
                              CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              FOR THE YEARS ENDED
                                                                                    JUNE 30,
                                                                             2008             2007
                                                                       --------------------------------

CASH FLOW USED IN OPERATING ACTIVITIES

NET INCOME (LOSS)                                                      $     1,964,620 $      (102,568)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH
USED IN OPERATING ACTIVITIES

      Gain on Statute Barred Debt                                           (2,102,917)              -

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase) in Prepaid Expenses                                                 -            (812)
      Increase in Accounts Payable                                               7,503               -
      Increase in Accrued Expenses                                              56,822          18,436

                                                                       --------------------------------
      Total Cash Flow Used In Operating Activities                             (73,972)        (84,944)

CASH FLOW FROM INVESTING ACTIVITIES                                                  -               -

                                                                       --------------------------------
      Total Cash Flow Provided By Investing Activities                               -               -

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                              73,987          84,937

                                                                       --------------------------------
      Total Cash Flow Provided By   Financing Activities                        73,987          84,937

INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                         $            15 $            (7)

Cash and Cash Equivalents at the beginning of the period               $             - $             7
                                                                       ================================
Cash and Cash Equivalents at the end of the period                     $            15 $             -
                                                                       ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                 $        49,400 $             -
                                                                       ================================
Cash paid for income tax                                               $             - $             -
                                                                       ================================







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

Nature of Operations -- Effective June 30, 2003, we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, raising debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the fiscal years ended June 30, 2008 and 2007, our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the fiscal years ended June 30 2008 and 2076, as we had no outstanding stock options or warrants during these periods.

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

Recently Issued Accounting Pronouncements -- In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, "Fair Value Measurements." The adoption of this statement is not expected to have a material effect on our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The adoption of SFAS No 141R is not expected to have a material effect on our financial statements.

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its consolidated results of operations or financial condition.

Business Segments -- In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes our operations during fiscal 2008 and 2007 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

2.       GOING CONCERN AND LIQUIDITY

As of June 30, 2008, we had $15 cash on hand, $1,015 of assets, no operating business or other source of income, outstanding liabilities of $6,238,656 and a stockholders' deficit of $6,237,641.

In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the twelve months ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $91,224,607 and a working capital deficiency of $6,237,641 as of June 30, 2008

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at June 30, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

Since April 2005 we have accumulated certain other nominal current assets - a bank account and certain prepaid expenses - with funds provide to us by loan from our sole director, David J Cutler.

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

During the twelve months ended June 30, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $2,102,917.

At June 30, 2008 and 2007, our total liabilities also included certain liabilities in respect of Javelin Asia and RCS that remained outstanding following the termination of their operations.

No interest expense was accrued in the fiscal years ended June 30, 2008 and 2007 in respect to liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

5. NOTES PAYABLE

Related Party

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at June 30, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Others

At June 30, 2007, the balance of notes payable, included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earn out due to him on the sale of his business, such that the note payable represented the balance due to him. We were in default in repayment of the note payable as of June 30, 2007. This liability became statute barred during the three months ended March 31, 2008. Consequently we recognized a gain on statute barred liabilities of $128,000 during the three months ended March 31, 2008 in respect of this note payable.

6. COMMITMENTS AND CONTINGENCIES:

Leases

At June 30, 2008 and 2007, we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Rent expense under operating lease agreements entered into after April 2005 aggregated to approximately $4,000 and $5,500 respectively for the fiscal years ended June 30, 2008 and 2007 and were included in general and administrative expenses in our consolidated statements of operations.

Litigation

There is no pending legal action against the Company.

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

7. RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at June 30, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

During the twelve months ended June 30, 2008, we incurred $40,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

8.       STOCKHOLDERS' DEFICIT:

Common Stock - During the fiscal years ended June 30, 2008 and 2007, the Company did not issue any shares of its common stock

On April 2, 2008 we held an annual meeting of stockholders at which the majority of stockholders voted to authorize a reverse split of our common stock on a fifteen for one basis and to increase the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000).

Effective May 18, 2008, at the request of one of our shareholders, we cancelled 289,425 of our shares belonging to that shareholder.

Preferred Stock - During the fiscal years ended June 30, 2008 and 2007, no preferred stock was issued or outstanding.

On April 2, 2008 we held an annual meeting of stockholders at which the majority of stockholders voted to increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

Warrants -- During the financial years ended June 30, 2008 and 2007, no warrants were issued and outstanding.

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

No options were issued or outstanding during the year ended June 30, 2008 or 2007.

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

                                                 ASPEON, INC.

Date: September 29, 2008                         By:  /s/ David J. Cutler
                                                      --------------------
                                                      David J Cutler
                                                      Chief Executive Officer, &
                                                      Chief Financial Officer

    In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       SIGNATURE                       TITLE                    DATE


/s/ David J. Cutler            Chief Executive Officer      September 29, 2008
-------------------------               &
David  J. Cutler               Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)

/s/ David J. Cutler
--------------------------     Director                     September 29, 2008
David J. Cutler


/s/ Wesley F. Whiting
--------------------------     Director                     September 29, 2008
Wesley F. Whiting


/s/ Redgie Green
-------------------------      Director                     September 29, 2008
Redgie Green