Form 10-Q
period 2008-09-30
ASPEON INC
filed 2008-11-19
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-27055

                                  ASPEON, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             52-1945748
 (State of Incorporation)                              (IRS Employer ID Number)


           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO, 80211
                    (Address of principal executive offices)


                                 (303) 380-9784
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                              Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 14, 2008, there were 19,710,575 shares of the registrant's common stock, $0.01 par value, issued and outstanding.

                                  ASPEON, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

Consolidated Balance Sheet - September 30, 2008 and June 30, 2008            3

Consolidated Statement of Operations  - Three months ended
         September 30, 2008 and 2007                                         4

Consolidated Statement of Cash Flows - Three months ended
         September, 2008 and 2007                                            5

Notes to Financial Statements                                                6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20

Item 4. Controls and Procedures                                             20

Item 4T.  Controls and Procedures                                           20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        20

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  22

Item 6.  Exhibits                                                           22

SIGNATURES                                                                  23

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 Aspeon, Inc. and Subsidiaries
                                   Consolidated Balance Sheet

                                                                                            SEPTEMBER 30,           JUNE 30,
                                                                                                2008                  2008
                                                                                           ---------------       ---------------
                                                                                            (unaudited)            (audited)

ASSETS

Current Assets

      Cash & Cash Equivalents                                                            $              -      $             15
      Prepaid Expenses                                                                              1,000                 1,000

                                                                                         -----------------     -----------------
                  Total Current Assets                                                              1,000                 1,015

                                                                                         -----------------     -----------------
TOTAL ASSETS                                                                             $          1,000      $          1,015
                                                                                         =================     =================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                                   $      5,061,543      $      4,998,397
      Unearned Income & Customer Deposits                                                         236,128               236,128
      Accrued Expenses                                                                            631,184               656,067
      Notes Payable                                                                               365,873               348,064
      Deferred Earnouts                                                                                 -                     -

                                                                                         -----------------     -----------------
                  Total Current Liabilities                                                     6,294,728             6,238,656

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                         -                     -
        issued and outstanding
      Common Stock, $0.01 par value: 100,000,000 shares authorized, 19,710,575                    197,106               197,106
        shares issued and outstanding
      Additional Paid In Capital                                                               84,849,860            84,849,860
      Treasury Stock                                                                              (60,000)              (60,000)
      Accumulated Deficit                                                                     (91,280,694)          (91,224,607)
                                                                                         -----------------     -----------------
                  Total Stockholders' Deficit                                                  (6,293,728)           (6,237,641)

                                                                                         -----------------     -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $          1,000      $          1,015
                                                                                         =================     =================


                See accompanying Notes to Consolidated Financial Statements.


Aspeon, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

                                                                              Three Months Ended
                                                                                 September 30,
                                                                           2008                  2007
                                                                    -----------------     -----------------

Operating Expenses

      General & Administrative Expenses                             $         48,970      $         18,950

                                                                    -----------------     -----------------
      Total Operating Expenses                                                48,970                18,950

      Operating Loss                                                         (48,970)              (18,950)

Interest and Other Income / Expenses Net                                      (7,117)               (5,359)

                                                                    -----------------     -----------------
Loss before Income Taxes                                                     (56,087)              (24,309)

Provision for Income Taxes                                                     -                     -

                                                                    -----------------     -----------------
Net Loss                                                            $        (56,087)     $        (24,309)
                                                                    =================     =================

NET LOSS PER COMMON SHARE

      Basic & Diluted                                                         *                     *
                                                                    =================     =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                     19,710,575            20,000,000
                                                                    =================     =================


* Less than ($0.01) per share.




                    See accompanying Notes to Consolidated Financial Statements.


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                             Three Months Ended
                                                                                                 September 30,
                                                                                         2008                  2007
                                                                                   ----------------     -----------------

CASH FLOW USED IN OPERATING ACTIVITIES:

NET LOSS                                                                           $       (56,087)     $        (24,309)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES:                                                                    -                     -

CHANGES IN OPERATING ASSETS & LIABILITIES:

      Increase in Accounts Payable                                                          63,147                 2,800
      (Decrease)/ Increase in Accrued Expenses                                             (24,883)                5,628

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Operating Activities                                     (17,824)              (15,881)

CASH FLOW FROM INVESTING ACTIVITIES:                                                             -                     -

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Investing Activities                                           -                     -

CASH FLOW FROM FINANCING ACTIVITIES:

      Advances under Notes Payable                                                          17,809                16,150

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Financing Activities                                      17,809                16,150
                                                                                   ----------------     -----------------

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                     $           (15)     $            269
                                                                                   ----------------     -----------------

Cash and Cash Equivalents at the beginning of the period                           $            15      $              -
                                                                                   ----------------     -----------------
Cash and Cash Equivalents at the end of the period                                 $             -      $            269
                                                                                   ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $             -      $              -
                                                                                   ================     =================
Cash paid for income tax                                                           $             -      $              -
                                                                                   ================     =================


                  See accompanying Notes to Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS

1.       NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

We were incorporated in the State of Delaware in September 1995, under the name Sunwood Research, Inc. We changed our name to Javelin Systems, Inc. in October 1996 and to Aspeon, Inc. in December 1999.

Effective June 30, 2003, we made the decision to discontinue all our remaining operating businesses and are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, maintaining our financial records and Securities and Exchange Commission ("SEC") filings on a current basis, raising debt and/or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

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

Basis of Presentation:

The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008 included in our Form 10-KSB filed with the SEC.

Basis of Consolidation:

The  accompanying   consolidated  unaudited  financial  statements  include  the
accounts  of  Aspeon  and  its   wholly-owned   subsidiaries.   All  significant
inter-company transactions and balances have been eliminated

Significant Accounting Policies:

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. From our inception there were no differences between our comprehensive loss and net loss.

Our comprehensive profit was equal to our net profit for the three months ended September 30, 2008 and 2007.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three ended September 30, 2008 and 2007 as we had no stock options or warrants outstanding during periods.

Stock-Based Compensation -- Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123 - revised 2004 (SFAS
123R), Share-Based Payment, which replaced SFAS No. 123 (SFAS 123), Accounting for Stock-based Compensation, and supersedes APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. All options granted prior to the adoption of SFAS 123R and outstanding during the periods presented were fully-vested at the date of adoption.

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

Business Segments -- We believe that our activities during the three months ended September 30, 2008 and 2007 comprised a single segment.

Recently Issued Accounting Policies -- In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

In March 2008, the FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of Statement No. 133, "Accounting for

Derivative Instruments and Hedging Activities." It requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not anticipate the adoption of SFAS No. 161 will have a material impact on its results of operations, cash flows or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this FSP. The Company does not anticipate the adoption of FSP EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

2.       GOING CONCERN AND LIQUIDITY

As of September 30, 2008, we had no cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of $6,294,728 and a stockholders' deficit of $6,293,728.

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

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $17,809 (2007 - 16,160). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $427,974, including accrued interest (2007 - $326,216). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Since April 2005, we have accumulated certain other nominal current assets - from time to time a bank account and certain prepaid expenses - with funds provide to us by loan from on of our directors, David J. Cutler.

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

At September 30, 2008 and 2007, our total liabilities also included certain liabilities in respect of Javelin Asia and RCS that remained outstanding following the termination of their operations.

No interest expense was accrued in the fiscal years ended June 30, 2008 and 2007, or during the three months ended September 30, 2008 and 2007, in respect to liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

5.       NOTES PAYABLE

Related Party

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $17,809 (2007 - 16,160). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $427,974, including accrued interest (2007 - $326,216). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Others

At September 30, 2007, the balance of notes payable, included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earn out due to him on the sale of his business, such that the note payable represented the balance due to him. We were in default in repayment of the note payable as of September 30, 2007. This liability became statute barred during the three months ended March 31, 2008. Consequently, we recognized a gain on statute barred liabilities of $128,000 during the three months ended March 31, 2008 in respect of this note payable.

6.       COMMITMENTS AND CONTINGENCIES

Leases

At September 30, 2008 and 2007, we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

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

7.          RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $17,809 (2007 - 16,160). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $427,974, including accrued interest (2007 - $326,216). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

During the three months ended September 30, 2008, we incurred $15,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. During the twelve months ended June 30, 2008, we incurred $40,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

8.       STOCKHOLDERS' DEFICIT

Common Stock - During the three ended September 30, 2008 and 2007, the Company did not issue any shares of its common stock

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

Preferred Stock - During the three months ended September 30, 2008 and 2007, no preferred stock was issued or outstanding.

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

Warrants -- During the three months ended September 30, 2008 and 2007, no warrants were issued and outstanding.

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

No options were issued or outstanding during the three months ended September 30, 2008 or 2007.

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


OVERVIEW

During the three month period ended September, 2008 and 2007, our primary activities have been to are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, maintaining our financial records and Securities and Exchange Commission (`SEC') filings on a current basis, raising debt and/or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Results of Operations - Three Months Ended September, 2008 Compared to the Three Months Ended September 30, 2007

General and Administrative Expenses. During the three months ended September 30, 2008, we incurred general and administrative expenses of $48,970 compared to $18,950 during the three months ended September, 2007, an increase of $30,020. The increase arose due increased legal fees arising in the three months ended September 30, 2008 as we made progress in implementing the resolutions passed out our shareholders meeting in April 2008.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $7,117 in the three months ended September 30, 2008 compared to $5,359 in the three months ended September 30, 2007, an increase of $3,870. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loan.

Provision for Income Taxes. No provision for income taxes was required in the three months ended September 30, 2008 or 2007 as we incurred tax losses in both periods.

Net Income / (Loss) and Comprehensive Income / (Loss). We recognized a net loss of $56,087 for the three months ended September 30, 2008 compared a net loss of $24,309 for the three months ended September 30, 2007, an increase of $31,778 due increased legal and interest expenses as previously described.

Our comprehensive loss was identical to our net loss for the three months ended September 30, 2008 and 2007.

Cash Flow Information - Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

As of September 30, 2008, we had no cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of $6,294,728 and a stockholders' deficit of $6,293,728.

In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2008, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $91,224,607 and a working capital deficiency of $6,237,641 as of June 30, 2008

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the three months ended September 30, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $17,809 (2007 - 16,160). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $362,048, including accrued interest (2007 - $304,439). As at June 30, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $427,974, including accrued interest (2007 - $326,216). There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Net cash used in operations during the three months ended September 30, 2008, was $17,824 compared to $15,881 in the three months ended September 30, 2007, an increase of $1,973. In the three months ended September 30, 2008 our net loss, without any need for adjustment for non-cash items, resulted in a negative cash flow of $56,087 which was partially offset by a positive cash flow of $38,263 generated from the net movement in our operating assets and liabilities. This compares to our net loss for the three months ended September 30, 2007 which, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $24,209, which was partially offset by a positive cash flow of $8,428 generated from the net movement in our operating assets and liabilities.

No cash was provided by / (used in) investing activities in the three months ended September 30, 2008 or 2007, as we had no investments to sell and no available cash to purchase investments.

Net cash was provided by financing activities during the three months ended September 30, 2008 was $17,809 compared to $16,150 in the three months ended September 30, 2007, an increase of $1,659 reflecting the increased need for funding from one of our directors.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 4T. CONTROLS AND PROCEDURES

Management's Quarterly Report on Internal Control over Financial Reporting.

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

         (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

         (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the quarter ended September 30, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.

                            PART II OTHER INFORMATION


Item 1.     Legal Proceedings

No legal proceedings are pending or threatened to the best of our knowledge.

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

Item 4.     Submission of Matters to Vote of Security Holders

During the year ended June 30, 2007, we did not hold any shareholders meetings or submit any matters to our shareholders for approval.

We held an Annual Meeting of Stockholders on April 2, 2008 and the results of the stockholder voting were as follows:

Resolution 1: To elect three (3) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified: Nominees David Cutler, Wesley Whiting and Redgie Green.

FOR                        11,606,228

WITHHOLD                        6,422

Resolution 2: To authorize a reverse split of common stock on a fifteen for one basis, by which each fifteen shares shall become one share: and the appropriate Articles of Amendment to implement the reverse spilt. Fractional shares will be rounded up to the next whole share.

FOR                        11,494,448

AGAINST                       103,652

ABSTAIN                        14,550

Resolution 3: To appoint Larry O'Donnell, CPA, P.C. of Aurora, Colorado as independent auditor for the fiscal year ended June 30, 2008.

FOR                        11,605,578

AGAINST                         1,422

ABSTAIN                         5,650

Resolution 4: To change the Company's name to a name to be determined by the Board of Directors; and the appropriate Articles of Amendment to implement the name change.

FOR                        11,605,453

AGAINST                         3,447

ABSTAIN                         3,750

Resolution 5: To authorize the officers and directors of the Company to amend the Company's Articles of Incorporation to increase the number of Common Shares authorized from twenty million (20,000,000) to one hundred million (100,000,000).

FOR                        11,498,639

AGAINST                       107,991

ABSTAIN                         6,020

Resolution 6: To authorize the officers and directors of the Company to amend the Company's Articles of Incorporation to increase the number of Preferred Shares authorized from one million (1,000,000) to twenty five million (25,000,000) in such classes and series and with such rights, privileges and preferences as the Board may hereafter determine.

FOR                        11,492,339

AGAINST                        83,391

ABSTAIN                        36,920

Resolution 7: To transact such other business as may properly come before the Annual Meeting.

FOR                        11,600,378

AGAINST                         4,122

ABSTAIN                         8,150

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES

In accordance with the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASPEON, INC.



Date: November 17, 2008                     By: /s/ DAVID J. CUTLER
                                            ----------------------------------
                                                David J Cutler
                                                Chief Executive Officer, &
                                                Chief Financial Officer