Form 10-Q
period 2008-12-31
ASPEON INC
filed 2009-02-11
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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

As of February 13, 2009, there were 3,873,646 shares of the registrant's common stock, $0.01 par value, issued and outstanding.

                                  ASPEON, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

Balance Sheets - December 31, 2008 and June 30, 2008                          3

Statements of Operations  - Three and six months ended  December 31, 2008
and 2007                                                                      4

Statement of Cash Flows - Six months ended December 31, 2008 and 2007         5

Notes to Financial Statements                                                 6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          20

Item 4. Controls and Procedures                                              20

Item 4T.  Controls and Procedures                                            20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   21

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         21

Item 3.  Defaults Upon Senior Securities                                     21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 5.  Other Information                                                   23

Item 6.  Exhibits                                                            23

SIGNATURES                                                                   24

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 Aspeon, Inc. and Subsidiaries
                                   Consolidated Balance Sheet

                                                                                       DECEMBER 31,      JUNE 30,
                                                                                         2008              2008
                                                                                     --------------    --------------
                                                                                       (unaudited)       (audited)

ASSETS

Current Assets

      Cash & Cash Equivalents                                                      $             -   $            15
      Prepaid Expenses                                                                       1,000             1,000

                                                                                   ----------------  ----------------
                 Total Current Assets                                                        1,000             1,015

                                                                                   ----------------  ----------------
TOTAL ASSETS                                                                       $         1,000   $         1,015
                                                                                   ================  ================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                             $     2,018,864   $     4,998,397
      Unearned Income & Customer Deposits                                                  236,128           236,128
      Accrued Expenses                                                                     288,746           656,067
      Notes Payable                                                                        382,319           348,064

                                                                                   ----------------  ----------------
                 Total Current Liabilities                                               2,926,057         6,238,656

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares
      shares issued and outstanding                                                              0                 0

      Common Stock, $0.01 par value: 100,000,000 shares authorized, 1,314,038              197,106           197,106
      shares issued and outstanding at December 31, 2008 and June 30, 2008
      Additional Paid In Capital                                                        84,849,860        84,849,860
      Treasury Stock                                                                       (60,000)          (60,000)
      Accumulated Deficit                                                              (87,912,023)      (91,224,607)
                                                                                   ----------------  ----------------
                 Total Stockholders' Deficit                                            (2,925,057)       (6,237,641)

                                                                                   ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $         1,000   $         1,015
                                                                                   ================  ================


                  See accompanying Notes to Consolidated Financial Statements.


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                   Three Months Ended                       Six Months Ended
                                                     December 31,                           December 31,
                                                        2008                 2007                2008                  2007
                                                 -----------------     ----------------   -----------------     -----------------

Operating Expenses

      General & Administrative Expenses          $         23,366      $        17,518    $         72,336      $         36,468
      Gain on Statute Barred Liabilities               (3,399,505)                   -          (3,399,505)                    -
                                                 -----------------     ----------------   -----------------     -----------------
      Total Operating (Income) / Expenses              (3,376,139)              17,518          (3,327,169)               36,468

      Operating (Income) / Loss                        (3,376,139)             (17,518)         (3,327,169)              (36,468)

Interest and Other Income / Expenses Net                   (7,468)              (6,037)            (14,585)              (11,396)
                                                 -----------------     ----------------   -----------------     -----------------
Income / (Loss) before Income Taxes                     3,368,671              (23,555)          3,312,584               (47,864)

Provision for Income Taxes                               -                     -                  -                      -
                                                 -----------------     ----------------   -----------------     -----------------
Net Income / (Loss)                              $      3,368,671      $       (23,555)   $      3,312,584      $        (47,864)
                                                 =================     ================   =================     =================

NET INCOME / (LOSS) PER COMMON SHARE

      Basic & Diluted                                  $2.56                   *                $2.52                    *
                                                 =================     ================   =================     =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                1,314,038             1,333,333          1,314,038              1,333,333
                                                 =================     ================   =================     =================

* Less than ($0.01) per share.





                  See accompanying Notes to Consolidated Financial Statements.


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                             Six Months Ended
                                                                                               December 31,
                                                                                         2008                  2007
                                                                                   ----------------     -----------------

CASH FLOW USED IN OPERATING ACTIVITIES:

NET INCOME / (LOSS)                                                                $     3,312,584      $        (47,864)

ADJUSTMENTS TO RECONCILE NET INCOME / (LOSS) TO NET CASH                                         -                     -
USED IN OPERATING ACTIVITIES:

      Gain on Statute Barred Liabilities                                                (3,399,505)                    -

CHANGES IN OPERATING ASSETS & LIABILITIES:

      Increase in Accounts Payable                                                          73,067                     -
      (Decrease) increase in Accrued Expenses                                              (20,415)                9,015

                                                                                   ----------------     -----------------
      Total Cash Flow used in Operating Activities                                         (34,269)              (38,849)

CASH FLOW FROM INVESTING ACTIVITIES:                                                             -                     -

                                                                                   ----------------     -----------------
      Total Cash Flow provided by / (used in) Investing Activities                               -                     -

CASH FLOW FROM FINANCING ACTIVITIES:

      Advances under Notes Payable                                                          34,255                39,100

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Financing Activities                                      34,255                39,100
                                                                                   ----------------     -----------------

(DECREASE) INCREASE  IN CASH & CASH EQUIVALENTS                                    $           (15)     $            251
                                                                                   ----------------     -----------------

Cash and Cash Equivalents at the beginning of the period                           $            15      $              -
                                                                                   --------------------------------------
Cash and Cash Equivalents at the end of the period                                 $             -      $            251
                                                                                   ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $             -      $              -
                                                                                   ================     =================
Cash paid for income tax                                                           $             -      $              -
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

Effective December 31, 2008, outstanding liabilities of $3,399,505 in our Restaurant Consulting Services, Inc. subsidiary became statute barred under the statute of limitations of the State of Massachusetts and consequently we recognized a gain on statute barred liabilities of $3,399,505 in the period.

Effective December 13, 2008 the increase in the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) and the increase in the authorized number of our Preferred Shares from one million (1,000,000) to twenty-five million (25,000,000) became effective.

Effective January 6, 2009, Mr. Wesley F Whiting resigned as a director of ours for personal reasons. We are actively seeking to appoint a replacement for Mr. Whiting as a non-executive director.

On January 13, 2009, the reverse split of our common stock on a fifteen for one basis became effective. Before the split we had 19,710,575 shares of common stock issued and outstanding. After the fifteen for one reverse split the number of our issued and outstanding shares of common stock was reduced to 1,314,038 shares. Additional shares of our common stock will be issued to existing shareholders of ours to "round up" their existing share holdings to "full" shares following the reverse split, at the time of this filing this number has not been finalized.

Effective January 19, 2009 we issued 63,655 shares of our restricted common stock in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our common stock.

Effective January 26, 2009, we authorized the issuance of shares of our restricted common stock for the following amounts:

        i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of the Company;

        ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

        iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008 of $451,874. Consequently, we recognized a gain of $58,900 on the settlement of this liability

Basis of Presentation:

The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008 included in our Form 10-KSB filed with the SEC.

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

Our comprehensive profit was identical to our net profit for the three and six months ended December 31, 2008 and our comprehensive loss was identical to our net loss for the three and six months ended December 31, 2007.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same during the three and six months ended December 31, 2008 and 2007 as we had no stock options or warrants outstanding during periods.

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

Business Segments -- We believe that our activities during the three and six months ended December 31, 2008 and 2007 comprised a single segment.

Recently Issued Accounting Policies -- In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.

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

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

In May 2008, the FASB issued FASB FSP No. APB 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and will be adopted by the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

In June 2008, the FASB Emerging Issue Task Force (EITF) issued EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities." This EITF provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Upon adoption, companies are required to retrospectively adjust earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to provisions of this EITF. The Company does not anticipate the adoption of EITF 03-6-1 will have a material impact on its results of operations, cash flows or financial condition.

2.       GOING CONCERN AND LIQUIDITY

As of December 31, 2008, we had no cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of $2,926,057 and a stockholders' deficit of $6,295,057.

In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2008 and 2007, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the six months ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $87,912,023 and a working capital deficiency of $2,925,057 as of December 31, 2008

Consequently, we are now dependent on raising additional equity and/or debt to fund any negotiated settlements with our outstanding creditors and meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to be able to negotiate acceptable settlements with our outstanding creditors or fund our ongoing operating expenses.

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (for the six months ended December 31, 2007 - $39,100). As at December 31, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (December 31, 2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008. As a result of the transaction, we recognized a gain of $58,900 on the settlement of this liability. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

During the year ended June 30, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $2,102,917.

During the six months ended December 31, 2008, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

At December 31, 2008, our total liabilities included certain liabilities in respect to Javelin Asia that remained outstanding following the termination of their operations.

No interest expense was accrued in the fiscal years ended June 30, 2008 and 2007, or during the three and six months ended December 31, 2008 and 2007, in respect to liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

5.       NOTES PAYABLE

Related Party

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (six months ended December 31, 2007 - 39,100). As at December 31, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (December 31, 2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008. As a result of the transaction, we recognized a gain of $58,900 on the settlement of this liability. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

6.       COMMITMENTS AND CONTINGENCIES

Leases

At December 31, 2008 and 2007, we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Litigation

Effective January 19, 2009, we issued 63,655 (sixty three thousand, six hundred and fifty five) shares of our restricted common stock in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 (sixty three thousand, six hundred and fifty five) shares of our restricted common stock.

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

7.          RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (six months ended December 31, 2007 - $39,100). As at December 31, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (December 31, 2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008. As a result of the transaction we recognized a gain of $58,900 on the settlement of this liability. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

During the six months ended December 31, 2008, we incurred $30,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. During the year ended June 30, 2008, we incurred $40,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

Effective January 26, 2009, we authorized the issuance of a total of:

        i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of ours,

        ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

        iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008 of $451,874. Consequently, we recognized a gain of $58,900 on the settlement of this liability

8.       STOCKHOLDERS' DEFICIT

Common Stock - During the three and six months ended December 31, 2008 and 2007, we did not issue any shares of its common stock

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to authorize a reverse split of our common stock on a fifteen for one basis and to increase the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000).

Effective May 18, 2008, at the request of one of our shareholders, we cancelled 19,295 of our shares belonging to that shareholder.

Effective December 13, 2008 the increase in the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) became effective.

Effective January 13, 2009 the reverse split of our common stock on a fifteen for one basis became effective. Before the split we had 19,710,575 shares of common stock. After the fifteen for one reverse split the number of our authorized shares of common stock was reduced to 1,314,038. Additional shares of our common stock will be issued to existing shareholders of ours to "round up" their existing share holdings to "full" shares following the reverse split, at the time of this filing this number has not been finalized.

Effective January 19, 2009, we issued 63,655 shares of our restricted common stock in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our restricted common stock.

Effective January 26, 2009 we authorized the issuance of a total of:

        i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of ours,

        ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

        iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008 of $451,874. Consequently, we recognized a gain of $58,900 on the settlement of this liability

Preferred Stock - During the three and six months ended December 31, 2008 and 2007, no preferred stock was issued or outstanding.

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

Effective  December  13,  2008,  the  increase in the  authorized  number of our
Preferred   Shares  from  one  million   (1,000,000)   to  twenty  five  million
(25,000,000) became effective.

Warrants -- During the three and six months ended December 31, 2008 and 2007, no warrants were issued and outstanding. Stock Options - In August 1996, we adopted a stock incentive award plan (the "1996 Plan") under which the Board of

Directors (the "Board"), or a committee appointed for such purpose, was authorized to grant options, restricted stock or other stock-based compensation to the directors, officers, eligible employees or consultants to acquire up to an aggregate of 300,000 shares of our common stock. Options issued under the Plan generally vested over a 3-year period based on the following schedule: 40% after year one, 30% after year two, and 30% at the end of year three. All options expired ten years from the date of grant.

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

No options were issued or outstanding during the three and six months ended December 31, 2008 or 2007.


9. INCOME TAXES:

We currently have very substantial net operating losses carried forward for Federal and State tax purposes which, unless utilized, expire from 2013 through 2025. However, following the issue of shares effective May 31, 2006, our ability to use these losses was substantially restricted by the impact of Section 382 of the Internal Revenue Code.

10          SUBSEQUENT EVENTS:

Effective January 6, 2009, Mr. Wesley F Whiting resigned as a director of ours for personal reasons. We are actively seeking to appoint a replacement for Mr. Whiting as a non-executive director.

Effective January 13, 2009, the reverse split of our common stock on a fifteen for one basis became effective. Before the split we had 19,710,575 shares of common stock. After the fifteen for one reverse split the number of our authorized shares of common stock was reduced to 1,314,038. Additional shares of our common stock will be issued to existing shareholders of ours to "round up" their existing share holdings to "full" shares following the reverse split, at the time of this filing this number has not been finalized.

Effective January 19, 2009, we issued 63,655 shares of our restricted common stock in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our restricted common stock.

Effective January 26, 2009, we authorized the issuance of a total of:

        i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of ours,

        ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

        iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008 of $451,874. Consequently, we recognized a gain of $58,900 on the settlement of this liability.

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

OVERVIEW

During the three and six months ended December 31, 2008 and 2007, our primary activities have been to are now focused on reaching satisfactory negotiated settlements with our outstanding creditors, maintaining our financial records and Securities and Exchange Commission (`SEC') filings on a current basis, raising debt and/or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Results of Operations - Three Months Ended December 31, 2008 Compared to the Three Months Ended December 31, 2007

General and Administrative Expenses. During the three months ended December 31, 2008, we incurred general and administrative expenses of $23,366 compared to $17,518 during the three months ended December 31, 2007, an increase of $5,848. The increase arose due increased legal fees arising in the three months ended December 31, 2008, as we made further progress in implementing the resolutions passed out our shareholders meeting in April 2008.

Gain on Statute Barred Liabilities. During the three months ended December 31, 2008, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505. No such liabilities became statute barred in the three months ended December 31, 2007.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $7,468 in the three months ended December 31, 2008 compared to $6,037 in the three months ended December 31, 2007, an increase of $1,431. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler and a company controlled by him. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loans outstanding.

Provision for Income Taxes. No provision for income taxes was required in the three months ended December 31, 2008 or 2007. We have sufficient brought forward tax losses to offset taxable profit arising in the three months ended December 31, 2008 and incurred tax losses in the three months ended December 31, 2007.

Net Income / (Loss) and Comprehensive Income / (Loss). We recognized a net profit of $3,368,671 for the three months ended December 31, 2008 compared a net loss of $23,555 for the three months ended December 31, 2007, an increase of $3,392,226 due largely to the gain on statute barred liabilities previously described.

Our comprehensive loss was identical to our net loss for the three months ended December 31, 2008 and 2007.

Results of Operations - Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

General and Administrative Expenses. During the six months ended December 31, 2008, we incurred general and administrative expenses of $72,336 compared to $36,468 during the three months ended December 31, 2007, an increase of $42,316. The increase arose due increased legal fees arising in the six months ended December 31, 2008 as we made progress in implementing the resolutions passed out our shareholders meeting in April 2008.

Gain on Statute Barred Liabilities. During the six months ended December 31, 2008, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505. No such liabilities became statute barred in the six months ended December 31, 2007.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $14,585 in the six months ended December 31, 2008 compared to $11,396 in the six months ended December 31, 2007, an increase of $3,189. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler and a company controlled by him. The increase in the amount of interest between the two periods reflects the increase in the principal balance of the loans outstanding.

Provision for Income Taxes. No provision for income taxes was required in the six months ended December 31, 2008 or 2007. We have sufficient brought forward tax losses to offset taxable profit arising in the six months ended December 31, 2008 and incurred tax losses in the six months ended December 31, 2007.

Net Income / (Loss) and Comprehensive Income / (Loss). We recognized a net profit of $3,312,584 for the six months ended December 31, 2008 compared a net loss of $(47,864) for the six months ended December, 2007, an increase of $3,360,448 largely due to the gain on statute barred liabilities previously described.

Our comprehensive loss was identical to our net loss for the six months ended December 31, 2008 and 2007.

Cash Flow Information - Six Months Ended December 31, 2008 Compared to the Six Months Ended December 31, 2007

As of December 31, 2008, we had no cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of $2,926,057 and a stockholders' deficit of $6,295,057. In our Annual Reports on Form 10-KSB for the fiscal years ended June 30, 2008 and 2007, the Report of the Independent

Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $91,224,607 and a working capital deficiency of $6,237,641 as of June 30, 2008.

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

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937, respectively, by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008 Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (six months ended December 31, 2007 - $39,100). As at December 31, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (December 31, 2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008. As a result of the transaction, we recognized a gain of $58,900 on the settlement of this liability. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

Net cash used in operations during the six months ended December 31, 2008, was $34,269 compared to $38,849 in the six months ended December 31, 2007, a decrease of $4,580. In the six months ended December 31, 2008, our net profit, after adjustment for the non-cash gain on statute barred liabilities, resulted in a negative cash flow of $86,921 which was partially offset by a positive cash flow of $52,652 generated from the net movement in our operating assets and liabilities. This compares to our net loss for the three months ended September 30, 2007 which, without any requirement for an adjustment for non-cash items, resulted in a negative cash flow of $47,864, which was partially offset by a positive cash flow of $9,015 generated from the net movement in our operating assets and liabilities.

No cash was provided by/used in investing activities in the six months ended December 31, 2008 or 2007, as we had no investments to sell and no available cash to purchase investments.

Net cash provided by financing activities during the six months ended December 31, 2008 was $34,255 compared to $39,100 in the six months ended December 31, 2007, an increase of $4,845 reflecting the increased need for funding from one of our directors.

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

        (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation

        (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the three and six months ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                            PART II OTHER INFORMATION


Item 1.     Legal Proceedings

Effective January 19, 2009, we issued 63,655 shares of our restricted common stock in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our restricted common stock.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

During the period of October 1, 2008 through December 31, 2008, the Company did not make any unregistered sales of its equity securities.

Effective January 19, 2009, we issued 63,655 shares of our restricted common stock in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our restricted common stock.

Effective January 26, 2009, we authorized the issuance of a total of:

        i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of ours,

        ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

        iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them as at December 31, 2008 of $451,874. Consequently, we recognized a gain of $58,900 on the settlement of this liability.

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

We held an Annual Meeting of Stockholders on April 2, 2008 and the results of the stockholder voting was as follows:

Resolution 1: To elect three (3) directors to hold office until the next annual meeting of stockholders or until their respective successors have been elected and qualified: Nominees David Cutler, Wesley F Whiting and Redgie Green:

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

Resolution 7: To transact such other business as may properly come before the Annual Meeting:

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


                                                     ASPEON, INC.



Date: February 11, 2009                      By: /s/ DAVID J. CUTLER
                                             ----------------------------------
                                                 David J Cutler
                                                 Chief Executive Officer, &
                                                 Chief Financial Officer