Form 10-Q
period 2009-03-31
ASPEON INC
filed 2009-05-13
CIK 1021917

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                    FORM 10Q
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

           2460 WEST 26TH AVENUE, SUITE 380-C, DENVER, COLORADO 80211
                    (Address of principal executive offices)

                                 (303) 380-9784
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 11, 2009, there were 3,879,655 shares of the registrant's common stock, $0.01 par value, issued and outstanding.

                                  ASPEON, INC.
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

Consolidated Balance Sheets - March 31, 2009 and June 30, 2008                3

Consolidated Statement of Operations  - Three and nine months
       ended March 31, 2009 and 2008                                          4

Consolidated Statement of Cash Flows - Nine months
      ended March 31, 2009 and 2008                                           5

Notes to Consolidated Financial Statements                                    6

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          25

Item 4. Controls and Procedures                                              26

Item 4T.  Controls and Procedures                                            26

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         27

Item 3.  Defaults Upon Senior Securities                                     28

Item 4.  Submission of Matters to a Vote of Security Holders                 28

Item 5.  Other Information                                                   29

Item 6.  Exhibits                                                            29

SIGNATURES                                                                   30

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                         Aspeon, Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                                       DECEMBER 31,      JUNE 30,
                                                                                         2008              2008
                                                                                     ----------------  --------------
                                                                                       (unaudited)       (audited)

ASSETS

Current Assets

      Cash & Cash Equivalents                                                      $             -   $            15
      Prepaid Expenses                                                                       1,000             1,000

                                                                                   ----------------  ----------------
                 Total Current Assets                                                        1,000             1,015

                                                                                   ----------------  ----------------
TOTAL ASSETS                                                                       $         1,000   $         1,015
                                                                                   ================  ================

LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities

      Accounts Payable                                                             $     2,038,747   $     4,998,397
      Unearned Income & Customer Deposits                                                  236,128           236,128
      Accrued Expenses                                                                     208,712           656,067
      Notes Payable                                                                         10,964           348,064

                                                                                   ----------------  ----------------
                 Total Current Liabilities                                               2,494,551         6,238,656

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' DEFICIT

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares
      shares issued and outstanding                                                              -                 -

      Common Stock, $0.01 par value: 100,000,000 shares authorized, 3,879,655              222,756           197,106
      and 1,314,038 shares issued and outstanding, respectively
      Additional Paid In Capital                                                        85,248,313        84,849,860
      Treasury Stock                                                                       (60,000)          (60,000)
      Accumulated Deficit                                                              (87,904,620)      (91,224,607)
                                                                                   ----------------  ----------------
                 Total Stockholders' Deficit                                            (2,493,551)       (6,237,641)

                                                                                   ----------------  ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $         1,000   $         1,015
                                                                                   ================  ================


           See accompanying Notes to Consolidated Financial Statements.


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                            Three Months Ended                        Nine Months Ended
                                                                  March 31,                                 March 31,
                                                        2009                  2008                2009                   2008
                                                 -----------------     -----------------   -----------------     ------------------

Operating Expenses

      General & Administrative Expenses          $         51,955      $         43,600    $        124,291      $          80,068
      Gain on Settlement of Debt                          (61,993)                    -             (61,993)                     -
      Gain on Statute Barred Liabilities                        -            (2,102,917)         (3,399,505)            (2,102,917)

                                                 -----------------     -----------------   -----------------     ------------------
      Total Operating (Income) / Expenses                 (10,038)           (2,059,317)         (3,337,207)            (2,022,849)

      Operating (Income) / Loss                           (10,038)            2,059,317          (3,337,207)             2,022,849

Interest and Other Income / Expenses Net                   (2,635)               (6,281)            (17,220)               (17,677)

                                                 -----------------     -----------------   -----------------     ------------------
Income / (Loss) before Income Taxes                         7,403             2,053,036           3,319,987              2,005,172

Provision for Income Taxes                                      -                     -                   -                      -

                                                 -----------------     -----------------   -----------------     ------------------
Net Income / (Loss)                              $          7,403      $      2,053,036    $      3,319,987      $       2,005,172
                                                 =================     =================   =================     ==================

NET INCOME / (LOSS) PER COMMON SHARE

      Basic & Diluted                                         *                   $1.54               $1.74                  $1.50
                                                 =================     =================   =================     ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                   3,116,442             1,333,333           1,906,069              1,333,333
                                                 =================     =================   =================     ==================


* Less than ($0.01) per share.









                          See accompanying Notes to Consolidated Financial Statements.

                                                        4


                                 Aspeon, Inc. and Subsidiaries
                             Consolidated Statements of Cash Flows
                                          (Unaudited)

                                                                                              Nine Months Ended
                                                                                                   March 31,
                                                                                         2009                  2008
                                                                                   ----------------     -----------------

CASH FLOW USED IN OPERATING ACTIVITIES:

NET INCOME                                                                         $     3,319,987      $      2,005,172

ADJUSTMENTS TO RECONCILE NET INCOME / (LOSS) TO NET CASH                                         -                     -
USED IN OPERATING ACTIVITIES:

      Stock Issued for Consultants' Compensation                                            12,375                     -
      Stock Issued for Directors' Compensation                                               8,250                     -
      Gain on Settlement of Debt                                                           (61,993)                    -
      Gain on Statute Barred Liabilities                                                (3,399,505)           (2,102,917)

CHANGES IN OPERATING ASSETS & LIABILITIES:

      Increase in Accounts Payable                                                          92,950                   508
      Increase in Accrued Expenses                                                         (17,780)               40,146

                                                                                   ----------------     -----------------
      Total Cash Flow provided by/ (used in) Operating Activities                          (45,716)              (57,091)

CASH FLOW FROM INVESTING ACTIVITIES:                                                             -                     -

                                                                                   ----------------     -----------------
      Total Cash Flow provided by / (used in) Investing Activities                               -                     -

CASH FLOW FROM FINANCING ACTIVITIES:

      Advances under Notes Payable                                                          45,701                57,124

                                                                                   ----------------     -----------------
      Total Cash Flow provided by Financing Activities                                      45,701                57,124
                                                                                   ----------------     -----------------

(DECREASE) INCREASE IN CASH & CASH EQUIVALENTS                                     $           (15)     $             33
                                                                                   ----------------     -----------------

Cash and Cash Equivalents at the beginning of the period                           $            15      $              -
                                                                                   --------------------------------------
Cash and Cash Equivalents at the end of the period                                 $             -      $             33
                                                                                   ================     =================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                             $             -      $              -
                                                                                   ================     =================
Cash paid for income tax                                                           $             -      $              -
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

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf seeking to have our shares of common stock re-listed on the over the counter bulletin board. Effective January 21, 2008, our shares were re-listed on the Over the Counter Bulletin Board and the Pink Sheets under the trading symbol "ASPO."

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

Effective December 31, 2008, outstanding liabilities of $3,399,505 in our Restaurant Consulting Services, Inc. subsidiary became statute barred under the statute of limitations of the State of Massachusetts and, consequently, we recognized a gain on statute barred liabilities of $3,399,505 in the period.

Effective December 13, 2008, the increase in the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) and the increase in the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000) became effective.

Effective January 6, 2009, Mr. Wesley F. Whiting resigned as a director of ours for personal reasons. We are actively seeking to appoint a replacement for Mr. Whiting as a non-executive director.

Effective January 13, 2009, the reverse split of our common stock on a fifteen for one basis became effective. Before the split we had 19,710,575 shares of common stock. After the fifteen for one reverse split the number of our authorized shares of common stock was reduced to 1,314,038. An additional 638 shares of our common stock were issued to existing shareholders of ours to "round up" their existing share holdings to "full" shares following the reverse split.

Effective January 19, 2009, we issued 63,655 (sixty three thousand, six hundred and fifty five) shares of our common stock, valued at $10,504, in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 (sixty three thousand, six hundred and fifty five) shares of our common stock.

Effective January 26, 2009, we authorized the issuance of a total of:

     i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of the Company,

     ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

     iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability.

Basis of Presentation:

The accompanying unaudited financial statements of Aspeon, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended June 30, 2009. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2008 included in our Form 10-KSB filed with the SEC.

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

Our comprehensive profit was identical to our net profit for the three and nine months ended March 31, 2009 and 2008 and our comprehensive loss was identical to our net loss for the three and nine months ended March 31, 2009 and 2008.

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted E/(L)PS were the same during the three and nine months ended March 31, 2009 and 2008 as we had no stock options or warrants outstanding during periods.

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

Business Segments -- We believe that our activities during the three and nine months ended March 31, 2009 and 2008 comprised a single segment.

Recently Issued Accounting Policies - In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFASNo. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITFNo. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its consolidated results of operations or financial condition.

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

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

2.       GOING CONCERN AND LIQUIDITY

As of March 31, 2009, we had no cash on hand, $1,000 of assets, consisting of $1,000 of prepaid expenses, no operating business or other source of income, outstanding liabilities of $2,494,551 and a stockholders' deficit of $2,493,551.

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

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (2007 - 39,100). As at December 31, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. At March 31, 2009, we owed Mr. Cutler, and a company owned by Mr. Cutler, $10,964, together with accrued interest of $37. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

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

During the nine months ended March 31, 2009, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

At March 31 2009, our total liabilities included certain liabilities in respect of Javelin Asia that remained outstanding following the termination of their operations.

No interest expense was accrued in the fiscal years ended June 30, 2008 and 2007, or during the three and nine months ended March 31, 2009 and 2008, in respect to liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

5.       NOTES PAYABLE

Related Party

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937, respectively, by way of a loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (2007 - $39,100). As at December 31, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. As at March 31, 2009, we owed Mr. Cutler, and a company owned by Mr. Cutler, $10,964, together with accrued interest of $37. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

Others

At September 30, 2007, the balance of notes payable, included a note payable of $128,000 to an individual who had previously sold his business to us. We had renegotiated the terms of the deferred earn out due to him on the sale of his business, such that the note payable represented the balance due to him. We were in default in repayment of the note payable as of September 30, 2007. This liability became statute barred during the three months ended March 31, 2008. Consequently, we recognized a gain on statute barred liabilities of $128,000 during the three months ended March 31, 2008 in respect to this note payable.

6.       COMMITMENTS AND CONTINGENCIES

Leases

At March 31, 2009 and 2008, we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Litigation

Effective January 19, 2009, we issued 63,655 (sixty-three thousand, six hundred and fifty-five) shares of our common stock, valued at $10,504, in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 (sixty-three thousand, six hundred and fifty-five) shares of our common stock.

We were not subject to any legal proceedings during the three and nine months ended March 31, 2009 and 2008 and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

7.          RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937, respectively, by way of a loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008, Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (2007 - $39,100). As at December 31, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. As at March 31, 2009, we owed Mr. Cutler, and a company owned by Mr. Cutler, $10,964, together with accrued interest of $37. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

During the nine months ended March 31, 2009, we incurred $45,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. During the year ended June 30, 2008, we incurred $40,000 in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

Effective January 26, 2009, we authorized the issuance of a total of:

     i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of the Company.

     ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

     iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability.

8.       STOCKHOLDERS' DEFICIT

Common Stock - During the three and nine months ended March 31, 2008 we did not issue any shares of our common stock

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

Effective December 13, 2008, the increase in the authorized number of our Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) became effective.

Effective January 13, 2009, the reverse split of our common stock on a fifteen for one basis became effective. Before the split we had 19,710,575 shares of common stock. After the fifteen for one reverse split the number of our authorized shares of common stock was reduced to 1,314,038. An additional 638 shares of our common stock were issued to existing shareholders of ours to "round up" their existing share holdings to "full" shares following the reverse split.

Effective January 19, 2009, we issued 63,655 shares of our common stock, valued at $10,504, in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our common stock.

Effective January 26, 2009, we authorized the issuance of a total of:

     i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of the Company,

     ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

     iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability.

Preferred Stock - During the three and nine months ended March 31, 2009 and 2008, no preferred stock was issued or outstanding.

On April 2, 2008, we held an annual meeting of stockholders at which the majority of stockholders voted to increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

Effective  December  13,  2008.  the  increase in the  authorized  number of our
Preferred   Shares  from  one  million   (1,000,000)   to  twenty  five  million
(25,000,000) became effective.

Warrants -- During the three and nine months ended March 31, 2009 and 2008, no warrants were issued and outstanding.

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

No options were issued or outstanding during the three and nine months ended March 31, 2009 or 2008.

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


OVERVIEW

During the three and nine month period ended March 31, 2009 and 2008, our primary activities have been focused on reaching satisfactory negotiated settlements with our outstanding creditors, maintaining our financial records and Securities and Exchange Commission (`SEC') filings on a current basis, raising debt and/or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.


Results of Operations - Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

General and Administrative Expenses. During the three months ended March 31, 2009, we incurred general and administrative expenses of $51,955 compared to $43,600 during the three months ended March 31, 2008, an increase of $8,355. The increase arose due to increased legal fees in the three months ended March 31, 2009, as we made further progress in implementing the resolutions passed out our shareholders meeting in April 2008.

Gain on Settlement of Debt. During the three months ended March 31, 2009, we recognized a gain on settlement of debt of $61,993 compared to no gain on settlement of debt in the three months ended March 31, 2008, an increase of $61,993.

During the three months ended March 31, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability.

Gain on Statute Barred Liabilities. During the three months ended March 31, 2009, we recognized no gain on statute barred liabilities of compared to a gain of $2,102,917 on statute barred liabilities in the three months ended March 31, 2008, a decrease of $2,102,917.

During the three months ended March 31, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California, and we recognized a gain on these statute barred liabilities of

$2,102,917. No outstanding liabilities became statute barred in the three months ended March 31, 2009.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $2,635 in the three months ended March 31, 2009 compared to $6,281 in the three months ended March 31, 2008, a decrease of $3,646. This expense relates to the interest expense accrued on the loan made to us by our sole officer and one of our directors, Mr. David Cutler and a company controlled by him. The decrease in the amount of interest between the two periods reflects the reduction of the balance outstanding following the capitalization of the loan effective January 26, 2009.

Provision for Income Taxes. No provision for income taxes was required in the three months ended March 31, 2009 or 2008, as we have brought forward tax losses to offset the taxable profits arising in these periods.

Net Income / (Loss) and Comprehensive Income / (Loss). We recognized a net profit of $7,403 for the three months ended March 31, 2009 compared a net profit of $ 2,053,036 for the three months ended March 31, 2008, a decrease of $2,045,653 due largely to the gain on statute barred liabilities that arose in the three months ended March 31, 2008, as previously described.

Our comprehensive profit was identical to our net profit for the three months ended March 31, 2009 and 2008.

Results of Operations - Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

General and Administrative Expenses. During the nine months ended March 31, 2009, we incurred general and administrative expenses of $124,291 compared to $80,068 during the nine months ended March 31, 2008, an increase of $44,223. The increase was due to increased legal fees arising in the nine months ended March 31, 2009, as we made progress in implementing the resolutions passed at our shareholders meeting in April 2008.

Gain on Settlement of Debt. During the nine months ended March 31, 2009, we recognized a gain on settlement of debt of $61,993 compared to no gain on settlement of debt in the nine months ended March 31, 2008, an increase of $61,993.

During the nine months ended March 31, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction we recognized a gain of $61,993 on the settlement of this liability. No such transaction took place in the nine months ended March 31, 2008.

Gain on Statute Barred Liabilities. During the nine months ended March 31, 2009, we recognized a gain on statute barred liabilities of $3,399,505 compared to a gain of $2,102,917 on statute barred liabilities in the nine months ended March 31, 2008, an increase of $1,296,588.

During the nine months ended March 31, 2009, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts, and we recognized a gain on these statute barred liabilities of $3,399,505.

During the nine months ended March 31, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $2,102,917.

Net Interest (Expense) and Other Income (Expense). We recognized an interest expense of $17,220 in the nine months ended March 31, 2009, comparable to the $17,677 of interest expense recognized in the nine months ended March 31, 2008.

Provision for Income Taxes. No provision for income taxes was required in the nine months ended December 31, 2009 or 2008 as we had sufficient brought forward tax losses to offset taxable profits arising in these periods.

Net Income / (Loss) and Comprehensive Income / (Loss). We recognized a net profit of $3,319,987 for the nine months ended March 31, 2009 compared a net profit of $2,005,172 in the nine months ended March 31, 2008, an increase of $1,314,815 largely due to the increased gain on statute barred liabilities recognized in 2009 as compared to 2008.

Our comprehensive profit was identical to our net profit for the nine months ended March 31, 2009 and 2008.

Cash Flow Information - Nine Months Ended March 31, 2009 Compared to the Nine Months Ended March 31, 2008

As of March 31, 2009, we had no cash on hand, $1,000 of assets consisting of $1,000 prepaid expenses, no operating business or other source of income, outstanding liabilities of $2,494,551 and a stockholders' deficit of $2,493,551.

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

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

During the fiscal years ended June 30, 2008 and 2007, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $73,987 and $84,937, respectively, by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. In the six months ended December 31, 2008 Mr. Cutler, and a company controlled by Mr. Cutler, advanced to us a further $34,255 (2007 - $39,100). As at December 31, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. At March 31, 2009, we owed Mr. Cutler, and a company owned by Mr. Cutler, $10,964, together with accrued interest of $37. There is no assurance that Mr. Cutler will continue to provide us with further funding in the future.

It is our current intention to seek to reach satisfactory negotiated settlements with our outstanding creditors, raise debt and, or, equity financing to fund the negotiated settlements with our creditors and to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed. Net cash used in operations during the nine months ended March 31, 2009, was $45,716 compared to $57,091 in the nine months ended March 31, 2008, a decrease of $11,375. In the nine months ended March 31, 2009, our net profit, after adjustment for the non-cash items, resulted in a negative cash flow of $120,866 which was partially offset by a positive cash flow of $75,170 generated from the net movement in our operating assets and liabilities. This compares with the nine months ended March 31, 2008 where our net profit, after adjustment for the non-cash items, resulted in a negative cash flow of $97,745, which was partially offset by a positive cash flow of $40,654 generated from the net movement in our operating assets and liabilities.

No cash was provided by / (used in) investing activities in the nine months ended March 31, 2009 or 2008, as we had no investments to sell and no available cash to purchase investments.

Net cash was provided by financing activities, during the nine months ended March 31, 2009, was $45,701 compared to $57,124 in the nine months ended March 31, 2008, a decrease of $11,423 reflecting the decreased need for funding from one of our directors.

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

     (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management's assessment of the effectiveness of the small business issuer's internal control over financial reporting is as of the three months ended March 31, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

                            PART II OTHER INFORMATION

Item 1.     Legal Proceedings

Effective January 19, 2009, we issued 63,655 shares of our common stock, valued at $10,504, in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our common stock.

We were not subject to any legal proceedings during the three and nine months ended March 31, 2009 and 2008 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

Effective January 13, 2009, the reverse split of our common stock on a fifteen for one basis became effective. Before the split we had 19,710,575 shares of common stock. After the fifteen for one reverse split the number of our authorized shares of common stock was reduced to 1,314,038. An additional 638 shares of our common stock were issued to existing shareholders of ours to "round up" their existing share holdings to "full" shares following the reverse split.

Effective January 19, 2009, we issued 63,655 shares of our common stock, valued at $10,504, in full and final settlement of a claim against us for an alleged liability in excess of $433,740. We, without admission of any liability, believe that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, we believe it is in the best interest of our shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of our common stock.

Effective January 26, 2009 we authorized the issuance of a total of:

     i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to us. One of the consultants is an existing shareholder of the Company,

     ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ours (25,000 shares each) as compensation for services they had provided to us, and

     iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation  controlled  by Mr.  Cutler,  in  full  settlement  of the

          Company's debts to them. Consequently, we recognized a gain of $61,993 on the settlement of this liability

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

                                           ASPEON, INC.



Date: May 13, 2009                         By:   /s/ DAVID J. CUTLER
                                                 -------------------------------
                                                 David J Cutler
                                                 Chief Executive Officer, &
                                                 Chief Financial Officer