Form 10-K
period 2009-06-30
ASPEON INC
filed 2009-10-13
CIK 1021917

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-21477

                                   ASPI, INC.
                             (formerly Aspeon, Inc.)
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                   DELAWARE                                 27-0514566
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

Securities to be registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 9, 2009 was approximately $111,998 based upon the reported closing sale price of such shares on the Over the Counter Bulletin
Board for that date. As of October 9, 2008, there were 3,879,655 shares outstanding of which 746,655 shares were held by non-affiliates.

                       ASPI, INC. AND PREDECESSOR COMPANY

                         2009 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

   ITEM                            DESCRIPTION                              PAGE

Part I

Item 1.   Business..........................................................  3

Item 1A.  Risk Factors......................................................  8

Item 1B.  Unresolved Staff Comments......................................... 12

Item 2.   Description of Properties......................................... 12

Item 3.   Legal Proceedings................................................. 12

Item 4.   Submission of Matters to a Vote of Security Holders............... 12

Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters, and Issuer Purchases of Equity Securities................ 14

Item 6.   Selected Financial Data........................................... 15

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 15

Item 7A.  Quantative and Qualiative Disclosures About Market Risk........... 21

Item 8.   Financial Statements and Supplementary Data....................... 21

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......................................... 22

Item 9A.  Controls and Procedures........................................... 22

Item 9B.  Other Information................................................. 23

Part III

Item 10.  Directors, Executive Officers and Corporate Governance............ 23

Item11.   Executive Compensation............................................ 25

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          Management and Related Stockholder Matters........................ 27

Item 13.  Certain Relationships and Related Transactions and Director
          Independence...................................................... 27

Item 14.  Principal Accountant Fees and Services ........................... 28

Item 15.  Exhibits and Financial Statement Schedules........................ 28

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although ASPI, Inc. ("ASPI" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Reorganization into a Holding Company Structure

ASPI, Inc. ("ASPI") and A08 Holdings, Inc. ("A08") were incorporated on September 29, 2008, in the state of Delaware, as Delaware corporations to be subsidiary companies of Aspeon, Inc. ("Aspeon") for the purpose of performing a holding company reorganization with Aspeon.

On May 21, 2009, pursuant to the Delaware Holding Company formation statute, Delaware General Corporation Law ("DGCL") Section 251(g), Aspeon entered into an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") with two of its wholly owned subsidiary companies, ASPI and A08. The Reorganization provided for the merger of Aspeon with, and into, A08, with A08 being the surviving corporation in the merger. At the same time as the merger took place, the shareholders of Aspeon were converted, under the terms of the Reorganization, to shareholders of ASPI on a one for one basis. As a consequence of the Reorganization, ASPI became the parent holding company with its wholly owned subsidiary company, A08, the surviving company of the merger with Aspeon.

Prior to the Reorganization

Aspeon was a publicly quoted shell company with no cash on hand, $1,000 of assets, outstanding liabilities of $2,520,800 and a stockholders' deficit of $2,519,808 with no operating business or other source of income,.

As a result of the Reorganization, shareholders in publicly quoted Aspeon became shareholders in the publicly quoted ASPI. Aspeon, ceased to exist as an independent legal entity following its merger with A08. A08 became a subsidiary company of ASPI with A08 owning the subsidiary companies formerly owned by Aspeon.

The Reorganization has been accounted for so as to reflect the fact that both Aspeon and ASPI were under common control at the date of the Reorganization, similar to a reverse acquisition of Aspeon and its subsidiary companies by ASPI.

On June 26, 2009, Mr. David J. Cutler, an officer and director of the Company, and an entity controlled by Mr. Cutler, sold 3,108,000 shares of ASPI common stock held by him and the entity, which constituted 81% of the outstanding shares of ASPI, to Top Growth Holdings Group, Inc., a British Virgin Island corporation beneficially owned by Ms. Jeanne Look.

On June 30, 2009, ASPI sold 100% of the issued share capital of its subsidiary, A08 and all of A08's subsidiary companies, to an unrelated third party for $100. ASPI recognized a gain of $2,519,907 on this sale of its subsidiary companies.

Following this sale, ASPI has $100 of assets, no outstanding liabilities, stockholders' equity of $100 and no operating business or other source of income. ASPI's common stock is publicly traded on the Over-the- Counter Bulletin Board under the symbol "ASZP."

HISTORICAL BUSINESS OPERATIONS

Aspeon, Inc. ("the Predecessor Company") was incorporated in the State of Delaware in September 1995 under the name Sunwood Research, Inc. Sunwood Research, Inc. changed its name to Javelin Systems, Inc. in October 1996 and to Aspeon, Inc. in December 1999.

Effective June 30, 2003, Aspeon made the decision to discontinue all its remaining operating businesses.

In April 2005, following the appointment of Mr. David Cutler as director of Aspeon, Aspeon became focused on reaching satisfactory negotiated settlements with its outstanding creditors, maintaining its financial records and Securities and Exchange Commission (`SEC') filings on a current basis, raising debt, and, or, equity to fund negotiated settlements with its creditors and to meet its ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of its common stock to create value for its shareholders.

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on Aspeon's behalf seeking to have its shares of common stock re-listed on the Over the Counter Bulletin Board. On January 21, 2008, Aspeon's shares were re-listed on the Over the Counter Bulletin Board and the Pink Sheets.

On April 2, 2008, Aspeon held an annual meeting of stockholders at which the majority of stockholders voted to re-elect Messrs. Cutler, Whiting and Green as directors, authorize a reverse split of Aspeon's common stock on a fifteen for one basis, appoint Larry O'Donnell, CPA, P.C. as our independent auditor, change its name to a name to be determined by the Board of Directors, increase the authorized number of its Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) and increase the authorized number of its Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

In September 2008, Aspeon formed two new, subsidiary companies, ASPI, Inc. and A08, Inc., both of which were incorporated in the State of Delaware.

Effective December 13, 2008, the increase in the authorized number of Aspeon's Common Shares from twenty million (20,000,000) to one hundred million (100,000,000) and the increase in the authorized number of its Preferred Shares from one million (1,000,000) to twenty five million (25,000,000) became effective.

Effective December 31, 2008, outstanding liabilities of $3,399,505 in Aspeon's Restaurant Consulting Services, Inc. subsidiary became statute barred under the statute of limitations of the State of Massachusetts and, consequently, Aspeon recognized a gain on statute barred liabilities of $3,399,505 during the period.

Effective January 6, 2009, Mr. Wesley F. Whiting resigned as a director of Aspeon for personal reasons.

Effective January 13, 2009, the reverse split of Aspeon's common stock on a fifteen for one basis became effective. Before the reverse split Aspeon had 19,710,575 shares of common stock issued and outstanding. After the fifteen for one reverse split the number of Aspeon's issued and outstanding common stock was reduced to 1,314,038 shares. An additional 638 shares of Aspeon common stock were issued to existing shareholders to "round up" their existing share holdings to "full" shares following the reverse split. All numbers of ASPI and Aspeon shares reported in this Form 10K as outstanding prior to the effective date of the reverse split have been restated to reflect the impact of the reverse split.

Effective January 19, 2009, Aspeon issued 63,655 (sixty three thousand, six hundred and fifty five) shares of its common stock, valued at $10,504, in full and final settlement of a claim against it for an alleged liability in excess of $433,740. Aspeon, without admission of any liability, believes that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, Aspeon believed it is the best interest of its shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 shares of its common stock.

Effective January 26, 2009, Aspeon authorized the issuance of a total of:

         i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to Aspeon. One of the consultants was an existing shareholder of Aspeon;

         ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of Aspeon (25,000 shares each) as compensation for services they had provided to Aspeon, and

         iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, Aspeon's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of Aspeon's debts to them. As a result of the transaction, Aspeon recognized a gain of $61,993 on the settlement of this liability.

On May 15, 2009, Ms. Kristi J. Kampmann was appointed as a Director of Aspeon.

Effective May 21, 2009, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - ASPI acquired 100% of the issued share capital of Aspeon, in a share for share exchange of ASPI. shares for Aspeon shares with Aspeon existing shareholders., and

     -    Aspeon merged with one of its former subsidiary company, A08.

As a result of the Reorganization, shareholders in publicly quoted Aspeon became shareholders in the publicly quoted ASPI. Aspeon ceased to exist as an independent legal entity following its merger with A08. A08 became a subsidiary company of ASPI, with A08 owning the subsidiary companies formerly owned by Aspeon.

The Reorganization has been accounted for so as to reflect the fact that both Aspeon and ASPI were under common control at the date of the Reorganization, similar to a reverse acquisition of Aspeon and its subsidiary companies by ASPI.

On June 26, 2009, Mr. David J. Cutler, an officer and director of the Company, and an entity controlled by Mr. Cutler, sold 3,108,000 shares of ASPI common stock held by him and the entity, which constituted 81% of the outstanding shares of ASPI, to Top Growth Holdings Group, Inc., a British Virgin Island corporation beneficially owned by Ms. Jeanne Look.

On June 30, 2009, ASPI sold 100% of the issued share capital of its subsidiary, A08 and all of A08's subsidiary companies, to an unrelated third party for $100. ASPI recognized a gain of $2,519,907 on this sale of its subsidiary companies.

Following this sale, ASPI has $100 of assets, no outstanding liabilities, stockholders' equity of $100 and no operating business or other source of income. ASPI's common stock is publicly traded on the Over-the- Counter Bulletin Board under the symbol "ASZP."

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

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 1934 Act. Included in these requirements as part of a Current Report on Form 8-K, required to be filed with the SEC upon consummation of a merger or acquisition, as well as audited financial statements included in an Annual Report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

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

EMPLOYEES

As of June 30, 2009 and 2008, we did not have any operational activities and those activities necessary to the continual existence of the Company were performed by our directors and officers, as required.

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting our future performance changed dramatically as a result of our decision to discontinue the last of our operating businesses in June 2003 and the transfer of our remaining assets to the trustee for the benefit of the creditors of Aspeon and CCI on January 1, 2004. Rather than an operating business, our business is to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section "Risk Factors."

ITEM 1A. RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

The factors affecting our future performance changed dramatically as a result of the discontinuance of the last of our operating businesses effective June 30, 2003 and the transfer of all of our assets to a trustee of the assignment for the benefit of Aspeon and CCI creditors effective January 1, 2004. Rather than an operating business, our business is to raise debt and/or, equity to meet our ongoing operating costs and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be successfully completed. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At June 30, 2009, we had an accumulated deficit in excess $85 million. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended June 30, 2009 and 2008 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on raising additional debt and/or, equity to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

WE BELIEVE THAT A  SUBSTANTIAL  BALANCE OF OUR  LIABILITIES  HAS BECOME  STATUTE
BARRED

During the year ended June 30, 2009, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

During the year ended June 30, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $2,102,917

Certain of our former creditors may disagree that our liabilities owed to them are no longer outstanding because they have become statute barred. If these former creditors were to successfully challenge the fact that our liabilities to them are no longer outstanding because they have become statute barred, we do not have the funds available to settle these liabilities. If these former liabilities were held to be valid and outstanding it is unlikely that we would be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

WE BELIEVE THAT WE ELIMINATED A SUBSTANTIAL BALANCE OF OUR LIABILITIES BY OUR AGREEMENT AND PLAN OF MERGER AND REORGANIZATION INTO A HOLDING COMPANY AND THE SUBSEQUENT SALE OF OUR SUBSIDIARY COMPANIES

During the year ended June 30, 2009, we recognized a gain on sale of subsidiary companies of $2,519,907 compared to no gain on sale of subsidiary companies in year ended June 30, 2008, an increase of $2,519,907.

Certain of creditors of our former subsidiary companies may believe that that are entitled to make claims against ASPI, Inc. If these subsidiary creditors were to successfully in making claims against ASPI, Inc, ASPI, Inc. does not have the funds available to settle these liabilities. If these former liabilities were held to be valid and outstanding it is unlikely that ASPI, Inc. would be able to merge with another entity with experienced management and opportunities for growth in return for shares of its common stock to create value for its shareholders.

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

Top Growth Holdings Group, Inc., a British Virgin Islands corporation beneficially owned by Ms. Jeanne Look, owns 81% of our issued share capital. As a result, Top Growth Holdings Group, Inc. and Ms. Look effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention, and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors, Executive Officers and Corporate Governance" (page 23), and "Conflicts of Interest."

LOSS OF  CONTROL  BY OUR  STOCKHOLDERS  MAY OCCUR UPON  ISSUANCE  OF  ADDITIONAL
SHARES.

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

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Our securities are currently listed on the Over the Counter Bulletin Board and the Pink Sheets. Our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

Until June 26, 2009, we maintained three small storage units in Dana Point, California for our corporate records. These storage units were on month to month leases providing Aspeon and subsequently A08 with a total of approximately 250 square feet of storage space to maintain certain of our corporate records returned to us by our attorneys. The rent on these units is $425 per month.

These leases ceased to be our liabilities when we sold all our subsidiary companies, including A08,to an unrelated third party on June 26, 2009.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended June 30, 2009, we did not hold any shareholders meetings or submit any matters to our shareholders for approval.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to January 2008, shares of our common stock traded on the Grey Sheets under the trading symbol "ASPE."

In January 2008, Pennaluna & Co, a broker dealer, submitted a Form 15c-211 on our behalf seeking to have our shares of common stock re-listed on the Over the Counter Bulletin Board. On January 21, 2008, our shares were re-listed on both the Over the Counter Bulletin Board and the Pink Sheets under the trading symbol "ASPE."

Effective January 13, 2009, the reverse split of Aspeon's common stock on a fifteen for one basis became effective and our trading symbol was changed to "ASPO."

Following the Reorganization effective May 29, 2009 our trading symbol was changed to "ASZP."

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past two years as reported on the Grey Sheets (pre January 2008) and the OTC Bulletin Board (from January 2008 onwards). These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

                                                      High              Low

         Year Ended June 30, 2009:
                  First quarter                       $0.45             $0.105
                  Second quarter                       0.27              0.045
                  Third quarter                        0.30              0.03
                  Fourth quarter                       0.10              0.02

         Year Ended June 30, 2008:
                  First quarter                       $0.225            $0.0015
                  Second quarter                       0.225             0.0015
                  Third quarter                        0.60              0.0015
                  Fourth quarter                       0.30              0.075


Last Reported Price. On October 9, 2009, the last reported bid price of the common stock reported on the Over the Counter Bulletin Board was $0.15 per share.

Holders. As of September 25, 2009, there were 129 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares. Our transfer agent is Mountain Share Transfer, Inc., 1625 Abilene Drive, Broomfield, Colorado, 80020. Mountain Share Transfer's telephone number is 303-460-1149.

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

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from July 1, 2009 through June 30, 2009.


   Date of Issuance     Title of Securities        Number of Shares         Consideration                 Holder
   ----------------     -------------------        ----------------         -------------              ------

       1/26/2099            Common Stock                25,000             $4,125 Director               Director
                                                                               Services

        1/26/09             Common Stock                25,000             $4,125 Director           Former Director
                                                                               Services

        1/19/09             Common Stock                63,655             $ Settlement of          Alledged Creditor
                                                                       disputed debt liability

        1/26/09             Common Stock                75,000           Consulting Services       Business Associates

        1/26/09             Common Stock              2,367,324          Payment of $392,974        Officer/ Director

Exemption From Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to us and our management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

PLAN OF OPERATION

On May 21, 2009, pursuant to the Delaware Holding Company formation statute, Delaware General Corporation Law ("DGCL") Section 251(g), Aspeon entered into an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") with two of its wholly owned subsidiary companies, ASPI and A08. The Reorganization provided for the merger of Aspeon with, and into, A08, with A08 being the surviving corporation in the merger. At the same time as the merger took place, the shareholders of Aspeon were converted, under the terms of the Reorganization, to shareholders of ASPI on a one for one basis. As a consequence of the Reorganization, ASPI became the parent holding company with its wholly owned subsidiary company, A08, the surviving company of the merger with Aspeon.

As a result of the Reorganization, shareholders in Aspeon became shareholders in ASPI. Aspeon ceased to exist as an independent legal entity following its merger with A08. A08 became a subsidiary company of ASP with A08 owning the subsidiary companies formerly owned by Aspeon

The Reorganization has been accounted for so as to reflect the fact that both Aspeon and ASPI were under common control at the date of the Reorganization, similar to a reverse acquisition of Aspeon and its subsidiary companies by ASPI

We intend to seek private merger candidates to acquire in a reverse merger. There is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders. We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had no cash on hand, $100 of assets, no operating business or other source of income, no outstanding liabilities and stockholders' equity of $100.

In our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2009, have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $85,410,968 and a working capital of $100 as of June 30, 2009.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to fund our ongoing operating expenses.

During the fiscal years ended June 30, 2009 and 2008, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $161,527 and $73,987, respectively, by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. At December 31, 2008, the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. Following the Reorganization of May 21, 2009 and the sale of all our subsidiary companies at June 30, 2009, there was no liability outstanding to Mr. Cutler by ASPI. At June 30, 2009. However, following the sale of 100% of Mr. Cutler's holding in ASPI effective June 26, 2009, Mr. Cutler has confirmed that he will not be providing any further funding to ASPI on an ongoing basis.

It is our current intention to seek raise debt and, or, equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

Our significant accounting policies are described in Note 1 to the financial statements on page 38 below. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements. However, it should be noted that we intend to acquire a new operating business. The critical accounting policies and estimates for such new operations will, in all likelihood, be significantly different from our current policies and estimates.

OFF  BALANCE  SHEET   ARRANGEMENTS,   CONTRACTUAL   OBLIGATIONS  AND  COMMERCIAL
COMMITMENTS

Financial Reporting Release No. 61 requires all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments. Details of the arrangements, contractual obligations and commercial commitments are described in Note. 6 to the financial statements on page 45 below.

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2009 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2008

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2009, were $150,198 compared to $113,943 for the fiscal year ended June 30, 2008, an increase of $36,255. The increase arose due increased legal fees arising in the year ended June 30, 2009, as we implemented the resolutions passed at our shareholders meeting in April 2008 and completed the Reorganization as previously explained.

Gain on Statute Barred Liabilities

During the year ended June 30, 2009, we recognized a gain on statute barred liabilities of $3,399,505 compared to a gain of $2,102,917 on statute barred liabilities in the year ended June 30, 2008, an increase of $1,296,588. During the year ended June 30, 2009, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505. During the year ended June 30, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $2,102,917.

Gain on Settlement of Debt

During the year ended June 30, 2009, we recognized a gain on settlement of debt of $61,993 compared to no gain on settlement of debt in the year ended June 30, 2008, an increase of $61,993.

During the year ended June 30, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974 ($0.17 per share), to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. No such transaction took place in the year ended June 30, 2008.

Gain on Sale of Subsidiary Companies

During the year ended June 30, 2009, we recognized a gain on sale of subsidiary companies of $2,519,907 compared to no gain on sale of subsidiary companies in year ended June 30, 2008, an increase of $2,519,907.

No such transaction took place in the year ended June 30, 2008.

Profit (Loss) from Operations

The profit from operations during the fiscal year ended June 30, 2009 was $5,831,206 compared to $1,964,620 during the fiscal year ended June 30, 2008, an increase in profits of $3,866,586 due to the factors explained above.

Net Interest Expense and Other Expense

During the fiscal year ended June 30, 2009, we incurred net interest expense and other expense of $17,569 compared to net interest expense and other expense of $24,534 for the fiscal year ended June 30, 2008, a decrease of $6,785. The decrease was a result of the capitalization of the loan due to Mr. Cutler and corporation controlled by Mr. Cutler effective January 26, 2009.

No interest expense was accrued in the fiscal years ended June 30, 2009 and 2008 in respect of liabilities outstanding as at January 1, 2004, as these liabilities are anticipated to be settled at, or at less than, the carrying value at which they are currently recorded in our balance sheet.

Provision for Income Taxes

No provision for income taxes was required in the fiscal years ended June 30, 2009 and 2008 as we had sufficient carried forward tax losses to offset the profit arising in these periods.

Net Income and Comprehensive Income

We recognized a net income of $5,813,638 during the fiscal year ended June 30, 2009, compared to $1,964,620 for the fiscal year ended June 30, 2008, the increase in income of $3,848,748 was due to the factors discussed above.

Our comprehensive income was identical to our net income for the twelve months ended June 30, 2009 and 2008.

CASH FLOW INFORMATION FOR THE FISCAL YEARS ENDED JUNE 30, 2009 AND 2008

As of June 30, 2009, we had no cash on hand, $100 of assets, no operating business or other source of income, no outstanding liabilities and stockholders' equity of $100.

In our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $85,410,968 and working capital of just $100 as of June 30, 2009

Consequently, we are now dependent on raising additional equity and ,or, debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to fund our ongoing operating expenses.

For the year ended June 30, 2009, net cash used in operations was $161,642, compared to $73,972 for the year ended June 30, 2008, an increase of $87,670. During the year ended June 30, 2009 the net profit of $5,813,638, after a net adjustment of $5,960,780 for non-cash items, resulted in cash used in operations of $147,141, further increased by a negative movement of $14,500 in operating assets and liabilities. This compares to the year ended June 30, 2008, where the net profit of $1,964,620, after adjustment for the $2,102,917 non cash gain on statute barred debt, resulted in a cash used in operations of $138,397, partially offset by a positive movement of $64,325 in operating assets and liabilities.

During the fiscal year ended June 30, 2009, we derived $100 from the sale of our subsidiary companies. No cash was provided by or used in investing activities during the fiscal year ended June 30, 2008.

During the fiscal year ended June 30, 2009, we received $161,527 from financing activities, compared to $73,987 in the year ended June 30, 2008, an increase of $87,540 The increase represented the additional level of funding required to be provided to us by Mr. Cutler, one of our officers and directors.

ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

In April 2009, the FASB issued two related Staff Positions: (1) FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") and (2) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP SFAS 107-1 and APB 28-1"), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of the adoption of these Staff Positions will have on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. 141R-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The Company is currently evaluating the impact of the adoption of FSP 141R-1 will have on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162." The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company's financial condition or results of operation.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

SUBSEQUENT EVENTS

None.

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and supplementary data are included herein commencing on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have not had any disagreements with our auditors.

ITEM 9A. CONTROLS and PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer as appropriate to allow timely decisions regarding required disclosure.

Management, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of June 30, 2009 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in the Company's SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Management's Annual Report On Internal Control Over Financial Reporting
Our management, including the Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:


     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. Based on this assessment, management believes that as of June 30, 2009, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting
During our most recent fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2009, our directors and officers were:


             NAME              AGE                  POSITION

      David J. Cutler          53         President, Chief Executive Officer,
                                          Chief Financial Officer, and Director

      Redgie Green             54         Director

      Kristi J. Kampmann       36         Director

In January 2009, Mr. Wesley Whiting resigned as a director of the Company.

David J. Cutler - President, Chief Executive Officer, Chief Financial Office and Director. Mr. Cutler became our sole director and officer on April 22, 2005. Mr. Cutler has more than 25 years of experience in international finance, accounting and business administration. He held senior positions with multi-national companies such as Reuters Group Plc and the Schlumberger Ltd. and has served as a director for two British previously publicly quoted companies -- Charterhall Plc and Reliant Group Plc. From March 1993 until 1999, Mr. Cutler was a self-employed consultant providing accounting and financial advice to small and medium-sized companies in the United Kingdom and the United States. Mr. Cutler was Chief Financial Officer and subsequently Chief Executive Officer of Multi-Link Telecommunications, Inc., a publicly quoted voice messaging business, from 1999 to 2005. Since March 2006, Mr. Cutler has been Chief Executive Officer, Chief Financial Officer and a director of Concord Ventures, Inc. a publicly listed shell company and Chief Executive Officer, Chief Financial

Officer and a director of Atomic Paintball, Inc., a development stage owner and operator of paintball parks, since August 2006. In June 2009 Atomic Paintball, Inc. filed for protection under Chapter 7 of the bankruptcy code. Mr. Cutler has a masters degree from St. Catherine College in Cambridge, England and qualified as a British Chartered Accountant and as Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States Mr. Cutler has qualified as a Certified Public Accountant, a Fellow of the AICPA Institute of Corporate Tax Management, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

Redgie Green - Director. Mr. Green has served as a director of the Company, since March 2006. Mr. Green has served as the Chief Executive Officer of Sun River Energy Inc. since January 2009. Mr. Green has been Secretary and Director of Sun River Energy, Inc. since 1998. Mr. Green has been co-owner and operator of Green's B&R Enterprises, a wholesale donut baker since 1983. He has been an active investor in small capital and high-tech ventures since 1987. Mr. Green was a director of Colorado Gold & Silver, Inc. in 2000. He was a director for Houston Operating Company in late 2004 until December 2004. He was recently elected as a director for Mountains West Exploration, Inc. He was Secretary, Treasurer and Director of Baymark Technologies, Inc. and was appointed as a director of Aspeon, Inc. in March 2006.

Kristi J. Kampmann - Director. Ms. Kampmann has served as a director of the Company, since May 2009. Ms. Kampmann served as the Chief Financial Officer of Vyta Corp from October 1999 through February 2007. Ms. Kampmann was the Secretary of Vyta Corp from February 1998 through February 2007. She served as the Chief Financial Officer of Intercell International Corporation (nka China Crescent Enterprises, Inc.) from October 2003 through August 2006 and as its Secretary from July 1999 through August 2006, assisting in its filing of and withdrawal from Chapter 11 proceedings. During the period of June 1997 through February 2007, she also worked in the capacity the administrative assistant to the Chief Executive Officer and Chief Financial Officers for both Vyta Corp and Intercell International Corporation. From April 1996 to June 1997, she served as a paralegal and administrative assistant for Paul H. Metzinger, P.C. Since March 2007 to date, she has worked in the capacity of a Financial Reporting
Consultant/Paralegal with Michael A. Littman, Attorney at Law. Ms. Kampmann received an MBA from the University of Colorado, Denver in December 2001. Ms. Kampmann graduated from the Denver Paralegal Institute in 1996 and received a B.A. from the University of Minnesota in Morris in 1995, majoring in Political Science with a minor in Business Management.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2009, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of David J Cutler, Redgie Green and Kristi J Kampmann who had not filed.

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

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2009 and 2008 (the "Named Executive Officers"):


                                           SUMMARY COMPENSATION TABLE

                                                                   Nonequity     Nonqualified
                                                                   incentive       deferred
                                             Stock     Option        plan        compensation     All other
                          Salary     Bonus    awards    awards   compensation      earnings      compensation     Total
Name & Position   Year      ($)       ($)      ($)       ($)          ($)            ($)             ($)           ($)
---------------- ------- ---------- -------- --------- --------- -------------- --------------- --------------- ----------

David J. Cutler,
President, CEO,
CFO  and          2009   $60,000*    $-0-     $ -0-     $ -0-        $ -0-           $-0-            $-0-        $60,000
Director          2008   $60,000*    $-0-     $ -0-     $ -0-        $ -0-           $-0-            $-0-        $60,000

* Includes $60,000 (2008 - $40,000) in fees payable to Burlingham Corporate Finance, Inc., a company controlled by Mr. Cutler, in respect of services provided to us by Mr. Cutler.

In January 2009, 2,376,324 shares of restricted common stock, valued at $392,974, was issued to David Cutler, Aspeon's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of Aspeon's debts to them. As a loan repayment, this share issuance is not included in the table for directors' remuneration.


EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal years ended June 30, 2009 and 2008.

                              DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2008:

                                                                             Nonqualified
                                                             Non-equity        deferred
                        Fees                               incentive plan    compensation      All other
                        earned or   Stock      Option       compensation       earnings       compensation      Total
         Name           paid in     awards     awards ($)        ($)              ($)           ($) (2)          ($)
                           cash        ($)
                           ($)
----------------------- ----------- ---------- ----------- ---------------- ---------------- --------------- -------------

David J. Cutler           $ -0-       $ -0-      $ -0-          $ -0-            $ -0-          $ 60,000       $ 60,000
----------------------- ----------- ---------- ----------- ---------------- ---------------- --------------- -------------
Wesley Whiting (1)        $ -0-      $4,125      $ -0-          $ -0-            $ -0-           $ -0-         $ 4,125
----------------------- ----------- ---------- ----------- ---------------- ---------------- --------------- -------------
Redgie Green (1)          $ -0-      $4,125      $ -0-          $ -0-            $-0-            $ -0-         $ 4,125
----------------------- ----------- ---------- ----------- ---------------- ---------------- --------------- -------------
Kristi J. Kampmann        $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-
----------------------- ----------- ---------- ----------- ---------------- ---------------- --------------- -------------

(1) The stock awards represent the issue of 25,000 shares of restricted common stock, valued at $4,125 ($0.17 per share), to both Redgie Green, a current non-executive director, and to Wesley Whiting, a former, non-executive director of Aspeon (50,000 shares in total) as compensation for services they had provided to Aspeon.

(2) The other compensation to Mr. Cutler consists of the individual's salary for his services as an officer of the Company for the year ended June 30, 2008, as disclosed in the Executive Compensation Table above.

         Includes $60,000 in fees payable to Burlingham Corporate Finance, Inc., a company controlled by Mr. Cutler, in respect of services provided to us by Mr. Cutler.

         In January 2009, 2,376,324 shares of restricted common stock, valued at $392,974 ($0.17 per share), was issued to David Cutler, Aspeon's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of Aspeon's debts to them. As a loan repayment, this share issue is not included in the table for directors' remuneration

STOCK OPTION PLAN

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

No stock options were issued or outstanding during the fiscal years ended June 30, 2009 or 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of September 25, 2009, by:

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

As at September 25, 2009:


                                                                     NUMBER OF      PERCENT OF
               NAME AND ADDRESS OF BENEFICIAL OWNER                   SHARES        OUTSTANDING

      David J. Cutler (1)                                                     0               0%
      Redgie Green (1)(2)                                                25,000             0.6%
      Kristi J Kampmann (1)(3)                                           25,000             0.6%
                                                                    ------------     -----------
      All executive officers and directors as a group, 3 people.         50,000             1.2%

      Top Growth Holdings Group (4)                                   3,108,000            80.1%
      Jeanne Look (5)                                                 3,108,000            80.1%

(1) The above officers and directors' address is c/o Aspeon, Inc. 2460 West 26th Avenue, Suite 380-C, Denver, Colorado, 80211.

(2)  Mr. Green holds 25,000 shares of restricted common stock.

(3)  Ms. Kampmann holds 25,000 shares of restricted common stock.

(4)  Room 2, 30/F, 99 Hennessey Road, Wanchai, Hong Kong.

(5) Jeanne Look is the beneficial owner of Top Growth Holdings Group, and her beneficial interest in ASPI, Inc. arises therefrom.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDERPENDENCE

During the fiscal years ended June 30, 2009 and 2008, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $161,527 and $73,987 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. At December 31, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest. On January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974 ($0.17 per share), to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. Following the Reorganization of May 21, 2009 and the sale of all our subsidiary companies at June 30, 2009, there was no liability outstanding to Mr. Cutler by ASPI, Inc. at June 30, 2009. However, following the sale of 100% of Mr. Cutler's holding in ASPI, Inc. effective June 26, 2009, Mr. Cutler has confirmed that he will not be providing any further funding to ASPI, Inc. on an ongoing basis.

During the year ended June 30, 2009, we incurred $60,000 (2008 - $40,000) in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham.

Effective January 26, 2009, Aspeon authorized the issuance of a total of:

     i) 25,000 shares of restricted common stock, valued at $4,125, to a consultant, who was an existing shareholder of Aspeon, as compensation for services he had provided to Aspeon.

     ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of Aspeon (25,000 shares each) as compensation for services they had provided to Aspeon.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $3,000 and $2,800 to our current auditors, Larry O'Donnell, CPA, PC ("O'Donnell"), in the fiscal years ended June 30, 2009 and 2008 respectively.

Tax Fees

We did not incur any tax fees to our current auditors, O'Donnell, in the fiscal years ended June 30, 2009 and 2008 for professional services rendered for tax compliance, tax advice, and tax planning.

We did incurred $3,375 and $0 in tax fees an unconnected third party, in the fiscal years ended June 30, 2009 and 2008 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

We incurred $1,080 and $720 to our current auditors, O'Donnell, in the fiscal years ended June 30, 2009 and 2008 for the review of our quarterly filings.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following documents are filed as a part of this Report.

(i)      Exhibits.

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.

   EXHIBIT
   NUMBER                    DESCRIPTION AND METHOD OF FILING



        2.1    Agreement and Plan of Merger and Reorganization Into Holding
               Company**
     3(i).1    Articles of Incorporation of ASPI, Inc.**
     3(i).2    Articles of Incorporation of A08 Holdings, Inc.**
    3(ii).1    Bylaws of ASPI, Inc.**
    3(ii).2    Bylaws of A08 Holdings, Inc.**



     21.1 Subsidiaries*

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

     32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

     *    Filed herewith.

     ** Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on July 2, 2009.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

REPORT ON THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM................. 33

CONSOLIDATED BALANCE SHEETS - June 30, 2009 and 2008........................ 34

CONSOLIDATED STATEMENTS OF OPERATIONS -- For the Years Ended June 30,
2009 and 2008............................................................... 35

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT -
For the Years Ended June 30, 2009 and 2008 ................................. 36

CONSOLIDATED STATEMENTS OF CASH FLOWS -- For the Years Ended June 30,
2009 and 2008............................................................... 37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................. 38

           REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ASPI, Inc. & Aspeon, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of ASPI, Inc., and its Predecessor Company, Aspeon, Inc., as of June 30, 2009 and 2008 and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASPI, Inc., and its Predecessor Company, Aspeon, Inc., as of June 30, 2009 and 2008 and the results of it's operations and cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses as of June 30, 2009 and 2008 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Larry O'Donnell
Larry O'Donnell CPA, PC
Aurora, Colorado
September 21, 2009


                          ASPI, INC. AND PREDECESSOR COMPANY
                              CONSOLIDATED BALANCE SHEET

                                                                                                  JUNE 30,
                                                                                           2009            2008
                                                                                     --------------------------------
                            ASSETS


Current Assets

      Cash & Cash Equivalents                                                        $             - $            15
      Prepaid Expenses and Other Current Assets                                                  100           1,000

                                                                                     --------------------------------
                 Total Current Assets                                                            100           1,015

                                                                                     --------------------------------
      TOTAL ASSETS                                                                   $           100 $         1,015
                                                                                     ================================

                            LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities

      Accounts Payable                                                                             -       4,998,397
      Unearned Income & Customer Deposits                                                          -         236,128
      Accrued Expenses                                                                             -         656,067
      Notes Payable                                                                                -         348,064

                                                                                     --------------------------------
                 Total Current Liabilities                                                         -       6,238,656

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY  (DEFICIT)

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                    -               -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                           222,756         197,106
        3,879,655 and 1,314,038 shares issued and outstanding, respectively
      Additional Paid In Capital                                                          85,188,313      84,849,860
      Treasury Stock                                                                               -         (60,000)
      Accumulated Deficit                                                                (85,410,968)    (91,224,607)
                                                                                     --------------------------------
                 Total Stockholders' Equity (Deficit)                                            100      (6,237,641)

                                                                                     --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)                                $           100 $         1,015
                                                                                     ================================




          See accompanying Notes to Consolidated Financial Statements.

                                       34


                          ASPI, INC. AND PREDECESSOR COMPANY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       FOR THE YEARS ENDED
                                                                                             JUNE 30,
                                                                                      2009             2008
                                                                                ---------------------------------

OPERATING EXPENSES

      General and Administrative                                                $       150,198 $        113,943
      Gain on Statute Barred Debt                                                    (3,399,505)      (2,102,917)
      Gain on Settlement of Debt                                                        (61,993)               -
      Gain on Sale of Subsidiary Companies                                           (2,519,907)               -

                                                                                ---------------------------------
      Total Operating (Income)  Expenses                                             (5,831,206)      (1,988,974)

OPERATING PROFIT                                                                      5,831,206        1,988,974

Interest and Other Income (Expenses) Net                                                (17,569)         (24,354)

                                                                                ---------------------------------
Profit before Income Taxes                                                            5,813,638        1,964,620

Provision for Income Taxes                                                                    -                -

                                                                                ---------------------------------
NET INCOME                                                                      $     5,813,638 $      1,964,620
                                                                                =================================


NET INCOME PER COMMON SHARE

      Basic & Diluted                                                           $     2.42      $      1.48
                                                                                =================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                               2,398,114        1,331,066
                                                                                =================================









          See accompanying Notes to Consolidated Financial Statements.

                                       35


                                       ASPI, INC. AND PREDECESSOR COMPANY
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   FOR THE YEARS ENDED JUNE 30, 2009 and 2008

                        Common Stock          Treasury Stock     Additional                 Accumulated
                                                                  Paid - in   Accumulated  Comprehensive    Comprehensive
                      Shares      Amount    Shares      Amount     Capital    Deficit     Profit / (Loss) Profit / (Loss)   Total

                        #           $         #           $           $          $            $            $              $
                   -----------  --------- ---------  ---------- ------------  ------------ -----------   ------------   ------------

Balance, July 1,
  2007               1,333,333   200,000   (13,333)    (60,000)  84,846,965   (93,261,094)       71,867              -   (8,202,262)

Share Cancellation     (19,295)   (2,894)        -           -        2,894             -             -              -            -

Net & Comprehensive
  Profit                     -         -         -           -            -     1,964,620             -      1,964,620    1,964,620
                                                                                                           ============
                    ----------- --------- ---------  ---------- ------------  ------------   -----------                ------------
Balance, June 30
  2008               1,314,038 $ 197,106   (13,333)$   (60,000)$ 84,849,859 $ (91,296,473)  $    71,867                $ (6,237,641)

Stock Issued to
  Round Up Individ-        638         -         -           -            -             -             -              -            -
  ual Stockholder's
  Holdings on 15:1
  Reverse Split

Stock Issued in
  Settlement of Debt    63,655       637         -           -        9,868             -             -              -       10,504

Stock Issued as
  Compensation          75,000       750         -           -       11,625             -             -              -       12,375

Stock Issued as
  Diretors'
  Remuneration          50,000       500         -           -        7,750             -             -              -        8,250

Stock Issued In
  Settlement of
  Debt               2,376,324    23,763         -           -      369,211             -             -              -      392,974

Cancellation of
  Treasury Stock             -         -    13,333      60,000      (60,000)            -             -              -            -

Net & Comprehensive
  Profit                     -         -         -           -            -     5,813,638             -      5,813,638    5,813,638
                                                                                                           ============
                    ----------- --------- ---------  ---------- ------------  ------------   -----------               -------------
Balance, June 30
  2009               3,879,655 $ 222,756         - $         - $ 85,188,313 $ (85,482,836)  $    71,867                $        100
                    =========== ========= =========  ========== ============  ============   ===========                ============






                          See accompanying Notes to Consolidated Financial Statements.

                                                       36


                       ASPI, INC. AND PREDECESSOR COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED
                                                                                            JUNE 30
                                                                                      2009             2008
                                                                                --------------------------------

CASH FLOW (USED IN) OPERATING ACTIVITIES

NET INCOME                                                                      $     5,813,638 $     1,964,620

ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
(USED IN) OPERATING ACTIVITIES

      Stock Issued for Consultants' Compensation                                         12,375               -
      Stock Issued for Directors' Compensation                                            8,250               -
      Gain on Settlement of Debt                                                        (61,993)              -
      Gain on Statute Barred Debt                                                    (3,399,505)     (2,102,917)
      Gain on Sale of Subsidiary Companies                                           (2,519,907)              -

CHANGES IN OPERATING ASSETS & LIABILITIES
      (Increase)/Decrease in Other Receivables                                             (100)              -
      Increase/(Decrease) in Accounts Payable                                             3,031           7,503
      Increase/(Decrease) in Accrued Expenses                                           (17,432)         56,822
                                                                                              -
                                                                                --------------------------------
      Total Cash Flow provided (used in) Operating Activities                          (161,642)        (73,972)

CASH FLOW FROM INVESTING ACTIVITIES

      Proceeds from Sale of Subsidiary Companies                                            100               -

                                                                                --------------------------------
      Total Cash Flow provided by Investing Activities                                      100               -

CASH FLOW FROM FINANCING ACTIVITIES

      Advances under Notes Payable                                                      161,527          73,987
                                                                                --------------------------------
      Total Cash Flow provided by Financing Activities                                  161,527          73,987

INCREASE / (DECREASE) IN CASH & CASH EQUIVALENTS                                $           (15) $           15
                                                                                ================================

Cash and Cash Equivalents at the beginning of the period                        $            15 $             -
                                                                                ================================
Cash and Cash Equivalents at the end of the period                              $             - $            15
                                                                                ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                          $             - $        49,400
                                                                                --------------------------------
Cash paid for income tax                                                        $             - $             -
                                                                                --------------------------------







          See accompanying Notes to Consolidated Financial Statements.

                                       37

                       ASPI, INC. AND PREDECESSOR COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

ASPI, Inc. was incorporated in the State of Delaware in September 2008 as a wholly owned subsidiary company of Aspeon, Inc.

Aspeon, Inc. was a publicly quoted shell company with no cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of $2,520,800 and a stockholders' deficit of $2,519,808.

Effective May 21, 2009, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - ASPI, Inc. acquired 100% of the issued share capital of Aspeon, Inc. in a share for share exchange of ASPI, Inc. shares for Aspeon, Inc. shares with Aspeon, Inc.'s existing shareholders., and

     - Aspeon, Inc. merged with a one of its former subsidiary companies, A08, Inc.

As a result of the Reorganization, shareholders in publicly quoted Aspeon, Inc. became shareholders in the publicly quoted ASPI, Inc., Aspeon, Inc. ceased to exist as an independent legal entity following its merger with A08, Inc., A08, Inc. became a subsidiary company of ASPI, Inc. with A08, Inc. owning the subsidiary companies formerly owned by Aspeon, Inc.

The Reorganization has been accounted for so as to reflect the fact that both Aspeon, Inc. and ASPI, Inc. were under common control at the date of the Reorganization, similar to a reverse acquisition of Aspeon, Inc. and its subsidiary companies by ASPI, Inc.

On June 26, 2009, Mr. David J. Cutler, an officer and director of the Company, and an entity controlled by Mr. Cutler, sold 3,108,000 shares of ASPI common stock held by him and the entity, which constituted 81% of the outstanding shares of ASPI, to Top Growth Holdings Group, Inc., a British Virgin Island corporation beneficially owned by Ms. Jeanne Look.

On June 30, 2009, ASPI sold 100% of the issued share capital of its subsidiary, A08and all of A08's subsidiary companies, to an unrelated third party for $100. ASPI recognized a gain of $2,519,907 on this sale of its subsidiary companies.

Following this sale, ASPI has $100 of assets, no outstanding liabilities, stockholders' equity of $100 and no operating business or other source of income. ASPI's common stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol "ASZP."

Nature of Operations - Effective June 30, 2003, Aspeon, Inc. made the decision to discontinue all its remaining operating businesses.

 Effective April 2005, following the appointment of Mr. David Cutler as director of Aspeon, Aspeon became focused on reaching satisfactory negotiated settlements with its outstanding creditors, maintaining its financial records and Securities and Exchange Commission (`SEC') filings on a current basis, raising debt and/or equity to fund negotiated settlements with its creditors and to meet its ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of its common stock to create value for its shareholders.

Significant Accounting Policies:

Principles  of  Consolidation  --  The   accompanying   consolidated   financial
statements include the accounts of ASPI and its wholly-owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

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

Comprehensive Income (Loss) -- Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. During the fiscal years ended June 30, 2009 and 2008, our net income / (loss) was identical to our comprehensive income / (loss).

Income (Loss) Per Share -- The income (loss) per share is presented in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 replaced the presentation of primary and fully diluted earnings (loss) per share (EPS) with a presentation of basic EPS and diluted EPS. Basic EPS is calculated by dividing the income or loss available to common stockholders by the weighted average number of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Basic and diluted EPS were the same for the fiscal years ended June 30 2009 and 20008, as we had no outstanding stock options or warrants during these periods.

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

Recently Issued Accounting Pronouncements -- In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of this pronouncement.

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

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows

In December 2007, the Emerging Issues Task Force issued EITF No. 07-1, Accounting for Collaborative Arrangements. EITF No. 07-1 requires that transactions with third parties (i.e., revenue generated and costs incurred by the partners) should be reported in the appropriate line item in each company's financial statement and includes enhanced disclosure requirements regarding the nature and purpose of the arrangement, rights and obligations under the arrangement, accounting policy, amount and income statement classification of collaboration transactions between the parties. EITF No. 07-1 is effective January 1, 2009 and shall be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. The Company does not expect that the adoption of EITF No. 07-1 will have a material effect on its results of operations or financial condition.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. FAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect the entity's financial position, financial performance, and cash flows. FAS No. 161 is effective January 1, 2009. The Company does not expect that the adoption of FAS No. 161 will have a material effect on its results of operations or financial condition.

In April 2008, the FASB issued FSP FAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP FAS 142-3"). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect that the adoption of FSP FAS 142-3 will have a material effect on its consolidated results of operations or financial condition.

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

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

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

In April 2009, the FASB issued two related Staff Positions: (1) FSP SFAS 115-2 and SFAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," ("FSP SFAS 115-2 and SFAS 124-2") and (2) FSP SFAS 107-1 and Accounting Principles Board (APB) 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP SFAS 107-1 and APB 28-1"), each of which will be effective for interim and annual periods ending after June 15, 2009. FSP SFAS 115-2 and SFAS 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS 107-1 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS 157 for both interim and annual periods. The Company is currently evaluating the impact of the adoption of these Staff Positions will have on its financial condition or results of operation.

In April 2009, the FASB issued FSP No. 141R-1 "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies" ("FSP 141R-1"). FSP 141R-1 amends the provisions in FASB Statement 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in Statement 141R and instead carries forward most of the provisions in SFAS 141 for acquired contingencies. FSP 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS 141(R). The Company is currently evaluating the impact of the adoption of FSP 141R-1 will have on its financial condition or results of operation.

In May 2009, the FASB issued SFAS No. 165 "Subsequent Events" ("SFAS 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The Company is evaluating the impact the adoption of SFAS 165 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 166 "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 167 "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial condition or results of operation.

In June 2009, the FASB issued SFAS No. 168 "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles--a replacement of FASB Statement No. 162." The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company's financial condition or results of operation.

Business Segments -- In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"). SFAS No. 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management believes our operations during fiscal 2009 and 2008 comprised only one segment and as such, adoption of SFAS No. 131 does not impact the disclosures made in our financial statements.

2.       GOING CONCERN AND LIQUIDITY

As of June 30, 2009, we had no cash on hand, $100 of assets, no operating business or other source of income, no outstanding liabilities and stockholders' equity of $100.

In our Annual Reports on Form 10-K for the fiscal years ended June 30, 2009 and 2008, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the twelve months ended June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $85,410,968 and a working capital of just $100 as of June 30, 2009

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to fund our ongoing operating expenses.

During the fiscal years ended June 30, 2009 and 2008, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $161,527 and $73,987 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at December 31, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. Following the sale of the Reorganization of May 21, 2009 and the sale of all our subsidiary companies at June 30, 2009, there was no liability outstanding to Mr. Cutler by ASPI, Inc. at June 30, 2009. However, following the sale of 100% of Mr. Cutler's holding in ASPI, Inc. effective June 26, 2009, Mr. Cutler has confirmed that he will not be providing any further funding to ASPI, Inc. on an ongoing basis.

It is our current intention to seek raise debt and, or, equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

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

Following the sale of all of our subsidiary companies effective June 30, 2009 our only asset is a $100 receivable in respect of the sale proceeds for the sale of the subsidiary companies.

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

During the year ended June 30, 2009, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

During the twelve months ended June 30, 2008, outstanding liabilities, which had been incurred more than four years ago, were statute barred under the state laws of California and we recognized a gain on these statute barred liabilities of $2,102,917.

Following the sale of all of our subsidiary companies effective June 30, 2009, we had no liabilities outstanding.

5. NOTES PAYABLE

Related Party

During the fiscal years ended June 30, 2009 and 2008, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $161,527 and $73,987 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at December 31, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. Following the sale of the Reorganization of May 21, 2009 and the sale of all our subsidiary companies at June 30, 2009, there was no liability outstanding to Mr. Cutler by ASPI, Inc. at June 30, 2009. However, following the sale of 100% of Mr. Cutler's holding in ASPI, Inc. effective June 26, 2009, Mr. Cutler has confirmed that he will not be providing any further funding to ASPI, Inc. on an ongoing basis

Following the sale of all of our subsidiary companies effective June 30, 2009, we had no liabilities outstanding under notes payable to related parties.

6. COMMITMENTS AND CONTINGENCIES:

Leases

At June 30, 2008, we were in default on all of our outstanding capital and operating leases that had been entered into to prior to April 2005 and the full amount of our liability under theses lease is recorded as current liabilities included in our balance of accounts payable.

Rent expense under operating lease agreements entered into after April 2005 aggregated to approximately $4,000 and $5,500 respectively for the fiscal years ended June 30, 2009 and 2008 and were included in general and administrative expenses in our consolidated statements of operations.

Following the sale of all of our subsidiary companies effective June 30, 2009, we had no liabilities outstanding in respect of, and no ongoing liabilities under, any lease.

Litigation

To the best of our knowledge and our belief there is no pending legal action against the Company.

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

Following the sale of all of our subsidiary companies effective June 30, 2009, we had no contingent liability outstanding in respect of any guarantee.

7. RELATED PARTY TRANSACTIONS

During the fiscal years ended June 30, 2009 and 2008, one of our directors, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $161,527 and $73,987 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. As at December 31, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest (2007 - $345,169). Effective January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, the Company's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. Following the sale of the Reorganization of May 21, 2009 and the sale of all our subsidiary companies at June 30, 2009, there was no liability outstanding to Mr. Cutler by ASPI, Inc. at June 30, 2009. However, following the sale of 100% of Mr. Cutler's holding in ASPI, Inc. effective June 26, 2009, Mr. Cutler has confirmed that he will not be providing any further funding to ASPI, Inc. on an ongoing basis.

During the twelve months ended June 30, 2009, we incurred $60,000 (2008 - $40,000) in consulting fees payable to Burlingham Corporate Finance, Inc. ("Burlingham") in respect of remuneration for Mr. Cutler's services to us as a director and officer. Mr. Cutler is the principal shareholder of Burlingham

Effective January 26, 2009, Aspeon authorized the issuance of a total of:

     i) 25,000 shares of restricted common stock, valued at $4,125, to a consultant, who was an existing shareholder of Aspeon, as compensation for services he had provided to Aspeon.

     ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of Aspeon (25,000 shares each) as compensation for services they had provided to Aspeon.

8.   STOCKHOLDERS' EQUITY / (DEFICIT):

Common Stock - During the fiscal years ended June 30, 2007, the Company did not issue any shares of its common stock.

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

Effective  December 13, 2008, the increase in the authorized  number of Aspeon's
Common  Shares  from  twenty  million   (20,000,000)   to  one  hundred  million
(100,000,000) became effective.

Effective January 13, 2009, the reverse split of Aspeon's common stock on a fifteen for one basis became effective. Before the split Aspeon had 19,710,575 shares of common stock. After the fifteen for one reverse split the number of Aspeon's authorized shares of common stock was reduced to 1,314,038. An additional 638 shares of Aspeon common stock were issued to existing shareholders to "round up" their existing share holdings to "full" shares following the reverse split. All numbers of ASPI and Aspeon shares reported in this Form 10K as outstanding prior to the effective date of the reverse split have been restated to reflect the impact of the reverse split.

Effective January 19, 2009, Aspeon issued 63,655 (sixty three thousand, six hundred and fifty five) shares of its common stock, valued at $10,504, in full and final settlement of a claim against it for an alleged liability in excess of $433,740. Aspeon, without admission of any liability, believes that even if such liability had been valid, it would now be statute barred. However, in order to achieve an amicable settlement without the need to incur legal fees, Aspeon believed it is the best interest of its shareholders to settle the alleged claim, without admission of any liability, by the issuance of 63,655 (sixty three thousand, six hundred and fifty five) shares of its common stock.

Effective January 26, 2009, Aspeon authorized the issuance of a total of:

i) 75,000 shares of restricted common stock, valued at $12,375, to three consultants (25,000 shares each) as compensation for services they had provided to Aspeon. One of the consultants was an existing shareholder of Aspeon,

ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of Aspeon (25,000 shares each) as compensation for services they had provided to Aspeon, and

iii) 2,376,324 shares of restricted common stock, valued at $392,974, to David Cutler, Aspeon's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of Aspeon's debts to them. As a result of the transaction, Aspeon recognized a gain of $61,993 on the settlement of this liability.

Preferred Stock - During the fiscal years ended June 30, 2009 and 2008, no preferred stock was issued or outstanding.

On April 2, 2008 we held an annual meeting of stockholders at which the majority of stockholders voted to increase the authorized number of our Preferred Shares from one million (1,000,000) to twenty five million (25,000,000).

Effective  December 13, 2008, the increase in the authorized  number of Aspeon's
Preferred   Shares  from  one  million   (1,000,000)   to  twenty  five  million
(25,000,000) became effective.

Warrants -- During the financial years ended June 30, 2009 and 2008, no warrants were issued and outstanding.

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

No options were issued or outstanding during the year ended June 30, 2009 or 2008.

9.   SUBSEQUENT EVENTS:

None.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ASPI, INC.

Date: October 13, 2009             By:      /s/ DAVID J. CUTLER
                                            -------------------
                                            David J Cutler
                                            Chief Executive Officer, &
                                            Chief Financial Officer

    In accordance with the Securities Exchange Act of 1924, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                        TITLE                    DATE

    /s/ David J. Cutler
    _________________________      Chief Executive Officer      October 13, 2009
     David J. Cutler                              &
                                   Chief Financial Officer
                                   (Principal Financial and
                                   Accounting Officer)

    /s/ David J. Cutler
    _________________________      Director                     October 13, 2009
    David J. Cutler



    /s/ Redgie Green
    _________________________      Director                     October 12, 2009
    Redgie Green



    /s/ Kristi J. Kampmann
    ________________________       Director                     October 12, 2009
    Kristi J. Kampmann