Form 10-Q
period 2009-09-30
ASPI, INC.
filed 2009-11-16
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------

                                    FORM 10Q

                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from __________ to ___________

                        Commission file number: 000-21477

                                   ASPI, INC.
                                  ------------
             (Exact name of registrant as specified in its charter)

       Delaware                                           27-0514566
       --------                                           ----------
(State of Incorporation)                            (IRS Employer ID Number)

                       7609 Ralston Road, Arvada, CO 80002
                       -----------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
                                ----------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]                           Accelerated filer [  ]
Non-accelerated filer      [  ]                    Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 13, 2009, there were 3,879,655 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                       Page
                                                                                      ----

         Balance Sheets - September 30, 2009 and June 30, 2009 (Audited)                1

         Statements of Operations  -
                  For Three Months Ended September 30, 2009 and 2008                    2

         Statements of Changes in Shareholders' Deficit -
                   For the Three Months Ended September 30, 2009                        3

         Statements of Cash Flows -
                  For the Three months ended September 30, 2009 and 2008                4

         Notes to the Financial Statements                                              5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      10

Item 4. Controls and Procedures                                                         10

Item 4T.  Controls and Procedures                                                       11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              12

Item 1A.  Risk Factors -  Not Applicable                                                12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    12
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               12

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable           12

Item 5.  Other Information - Not Applicable                                             12

Item 6.  Exhibits                                                                       12
SIGNATURES                                                                              13

                                     PART I
ITEM 1. FINANCIAL STATEMENTS


                                       ASPI, INC.
                                     BALANCE SHEETS


                                                                                       September 30,     June 30,
                                                                                          2009             2009
                                                                                        (Unaudited)     (Audited)
                                                                                    ---------------------------------
                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                       $             - $              -
      Prepaid Expenses and Other Current Assets                                                 100              100

                                                                                    ---------------------------------
                 Total Current Assets                                                           100              100

                                                                                    ---------------------------------
      TOTAL ASSETS                                                                  $           100 $            100
                                                                                    =================================

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts Payable                                                                            -                -

                                                                                    ---------------------------------
                 Total Current Liabilities                                                        -                -

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                   -                -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                          222,756          222,756
        3,879,655 and 1,314,038 shares issued and outstanding, respectively
      Additional Paid In Capital                                                         85,188,312       85,188,312
      Accumulated Deficit                                                               (85,410,968)     (85,410,968)
                                                                                    ---------------------------------
                 Total Stockholders' Equity                                                     100              100

                                                                                    ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $           100 $            100
                                                                                    =================================





             See accompanying Notes to Consolidated Financial Statements.
                                          1


                                      ASPI, INC.
                               STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                      (Unaudited)

                                                                 September 30,          September 30,
                                                                      2009                   2008
                                                             --------------------------------------------

OPERATING EXPENSES

      General and Administrative                             $                   - $              48,970

                                                             --------------------------------------------
      Total Operating (Income)  Expenses                                         -                48,970

OPERATING PROFIT                                                                 -               (48,970)

Interest and Other Income (Expenses) Net                                         -                (7,117)

                                                             --------------------------------------------
Profit before Income Taxes                                                       -               (56,087)

Provision for Income Taxes                                                       -                     -

                                                             --------------------------------------------
NET INCOME (LOSS)                                            $                   - $             (56,087)
                                                             ============================================


NET INCOME (LOSS) PER SHARE

      Basic & Diluted                                        $                   - $               (0.04)
                                                             ============================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                               3,879,655             1,314,039
                                                             ============================================



             See accompanying Notes to Consolidated Financial Statements.
                                          2


                                                   ASPI, INC.
                                        STATEMENT OF STOCKHOLDERS' EQUITY
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009
                                                   (UNAUDITED)

                                     Common Stock          Additional                        Accumulated
                                                           Paid - in         Accumulated    Comprehensive Comprehensive
                                   Shares       Amount      Capital          Deficit          Income         Income        Total

                                     #            $            $                $                $              $            $
                                -------------  ---------  -------------   ---------------   ------------   ------------  -----------

Balance, July 1, 2009              3,879,655    222,756     85,188,312       (85,482,836)        71,867      5,813,638          100

Net & Comprehensive Income                 -          -              -                 -              -              -            -
                                                                                                           ============

                                -------------  ---------  -------------   ---------------   ------------                 -----------
Balance, September 30, 2009        3,879,655 $  222,756 $   85,188,312  $    (85,482,836) $      71,867                $        100
                                =============  =========  =============   ===============   ============                 ===========


















                               See accompanying Notes to the Financial Statements.
                                                       3


                                      ASPI, INC.
                               STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENEDED SEPTEMBER 30, 2009
                                      (UNAUDITED)

                                                                    September 30,     September 30,
                                                                         2009              2008
                                                                  -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                 $              - $         (56,087)

  ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
    USED IN OPERATING ACTIVITIES


  CHANGES IN OPERATING ASSETS & LIABILITIES
      Increase in Accounts Payable                                               -            63,146
      (Decrease) in Accrued Expenses                                             -           (24,883)
                                                                                 -
                                                                  -----------------------------------
      Total Cash Flow used in Operating Activities                               -           (17,824)

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances under Notes Payable                                               -            17,809

                                                                  -----------------------------------
      Total Cash Flow provided by Financing Activities                           -            17,809

DECREASE IN CASH & CASH EQUIVALENTS                               $              - $             (15)
                                                                  ===================================

Cash and Cash Equivalents at the beginning of the period          $              - $              15
                                                                  ===================================
Cash and Cash Equivalents at the end of the period                $              - $               -
                                                                  ===================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                            $              - $               -
                                                                  -----------------------------------
Cash paid for income tax                                          $              - $               -
                                                                  -----------------------------------







                    See accompanying Notes to Financial Statements.
                                          4

                                   ASPI, INC.
                        Notes to the Financial Statements
             For the Three Months Ended September 30, 2009 and 2008

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

ASPI, Inc. was incorporated in the State of Delaware in September 2008, as a wholly owned subsidiary company of Aspeon, Inc. Aspeon, Inc. was a publicly quoted shell company with no cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of $2,520,800 and a stockholders' deficit of $2,519,808.

Effective May 21, 2009, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - ASPI, Inc. acquired 100% of the issued share capital of Aspeon, Inc. in a share for share exchange of ASPI, Inc. shares for Aspeon, Inc. shares with Aspeon, Inc.'s existing shareholders., and

     - Aspeon, Inc. merged with a one of its former subsidiary companies, AO8, Inc.


As a result of the Reorganization, shareholders in publicly quoted Aspeon, Inc. became shareholders in the publicly quoted ASPI, Inc., Aspeon, Inc. ceased to exist as an independent legal entity following its merger with AO8, Inc., AO8, Inc. became a subsidiary company of ASPI, Inc. with A08, Inc. owning the subsidiary companies formerly owned by Aspeon, Inc.

The Reorganization has been accounted for so as to reflect the fact that both Aspeon, Inc. and ASPI, Inc. were under common control at the date of the Reorganization, similar to a reverse acquisition of Aspeon, Inc. and its subsidiary companies by ASPI, Inc.

Basis of Presentation

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended June 30, 2009. It is the Company's opinion that when the interim financial statements are read in conjunction with the June 30, 2009 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

The Company's financial statements for the three months ended September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $85,410,968 as of

September 30, 2009.  The Company did not recognize  revenues from its activities
during  the  three  months  ended  September  30,  2009.   These  factors  raise
substantial doubt about the Company's ability to continue as a going concern.

Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

Fair Value of Financial Instruments

The carrying amount of cash, accounts payable and notes payable is considered to be representative of its fair value because of the short-term nature of this financial instrument.

Stock-Based Compensation

Beginning January 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation using an estimate of value in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

Other Comprehensive Income

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.

There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - PREPAID EXPENSES

Following the sale of all of our subsidiary companies, effective June 30, 2009, our only asset is a $100 receivable in respect of the sale proceeds for the sale of the subsidiary companies.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At September 30, 2009, the Company had 3,879,655 shares of its common stock issued and outstanding.

During the three months ended September 30, 2009, the Company did not issue any shares of its common stock.

NOTE 4 - SUBSEQUENT EVENTS

On October 29, 2009, Mr. Cutler, Ms. Kampmann and Mr. Green resigned as directors of the Company. Look Yuen Ling, Tong Siu Lun, Yeung Siu Fong Kelly were appointed to the Board of Directors at that time.

On October 29, 2009, Mr. Cutler resigned as the sole officer of the Company. On October 29, 2009, Look Yuen Ling was appointed the President, Chief Executive Officer and Chief Financial Officer of the Company.

The Company has evaluated it activities subsequent to the quarter ended September 30, 2009 and found no other reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

ASPI, Inc. was incorporated in the State of Delaware in September 2008, as a wholly owned subsidiary company of Aspeon, Inc. Aspeon, Inc. was a publicly quoted shell company with no cash on hand, $1,000 of assets, no operating business or other source of income, outstanding liabilities of $2,520,800 and a stockholders' deficit of $2,519,808.

Effective May 21, 2009, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - ASPI, Inc. acquired 100% of the issued share capital of Aspeon, Inc. in a share for share exchange of ASPI, Inc. shares for Aspeon, Inc. shares with Aspeon, Inc.'s existing shareholders., and

     - Aspeon, Inc. merged with a one of its former subsidiary companies, AO8, Inc.

As a result of the Reorganization, shareholders in publicly quoted Aspeon, Inc. became shareholders in the publicly quoted ASPI, Inc., Aspeon, Inc. ceased to exist as an independent legal entity following its merger with AO8, Inc., AO8, Inc. became a subsidiary company of ASPI, Inc. with A08, Inc. owning the subsidiary companies formerly owned by Aspeon, Inc.

On June 26, 2009, Mr. David Cutler, a then officer and director of the Company, and an entity controlled by Mr. Cutler, sold 3,108,000 shares of ASPI common stock held by him and the entity, which constituted 81% of the outstanding shares of ASPI, to Top Growth Holdings Group, Inc., a British Virgin Island corporation beneficially owned by Ms. Jeanne Look.

On October 29, 2009, Mr. Cutler, Ms. Kampmann and Mr. Green resigned as directors of the Company. Look Yuen Ling, Tong Siu Lun, Yeung Siu Fong Kelly were appointed to the Board of Directors at that time.

On October 29, 2009, Mr. Cutler resigned as the sole officer of the Company. On October 29, 2009, Look Yuen Ling was appointed the President, Chief Executive Officer and Chief Financial Officer of the Company.

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

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended September 30, 2009, we incurred general and administrative expenses of $-0-. During the three months ended September 30, 2008, we incurred a general and administrative expense of $48,970. The decrease of $48,970 was a result of reorganization efforts and a decrease in our administrative activities.

During the three months ended September 30, 2009, we did not incur any net income or loss. During the three months ended September 30, 2008, we incurred a net loss of $56,087. The decrease of $56,087 is a direct result of the $48,970 decrease in general and administrative expenses as explained above.

LIQUIDITY

We have no cash or other liquid assets at September 30, 2009, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the three months ended September 30, 2009, we did not use or receive funds from our operational , investment or financial activities.

During the three months ended September 30, 2008, we used funds of $17,824 in our operational activities. During the three months ended September 30, 2008, we recognized a net loss of $56,087, which was not adjusted for any non-cash items.

During the three months ended September 30, 2008, received $17,809 from our financing activities consisting of advances under an existing note payable.

Short Term.

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $100 and liabilities were $-0- as of September 30, 2009.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for participation, investigation, exploration, acquisition and working capital.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs. We will have to seek loans or equity placements to cover such cash needs. Once exploration commences, our needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting discussed below.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended September 30, 2009. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

        NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        NONE.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.


ITEM 5.  OTHER INFORMATION

        NONE.

ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

   Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

   Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          ASPI, INC.
                                          (Registrant)



Dated:   November 13, 2009                By: /s/ Look Yuen Ling
                                              ----------------------------
                                              Look Yuen Ling
                                              President, Chief Executive Officer
                                                  and Chief Financial Officer