Form 10-Q
period 2009-12-31
ASPI, INC.
filed 2010-02-17
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                For the quarterly period ended December 31, 2009

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

                                  303-422-8127
                                  ------------
                         (Registrant's Telephone number)

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

As of February 13, 2010, there were 3,879,655 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                       Page
                                                                                      ----

         Balance Sheets - December 31, 2009 and June 30, 2009 (Audited)                 1

         Statements of Operations  -
                  For Three and Six Months Ended December 31, 2009 and 2008             2

         Statements of Changes in Shareholders' Deficit -
                   For the Six Months Ended December 31, 2009                           3

         Statements of Cash Flows -
                  For the Six months ended December 31, 2009 and 2008                   4

         Notes to the Financial Statements                                              5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      3

Item 4. Controls and Procedures                                                         3

Item 4T.  Controls and Procedures                                                       4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              4

Item 1A.  Risk Factors -  Not Applicable                                                4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable           5

Item 5.  Other Information - Not Applicable                                             5

Item 6.  Exhibits                                                                       5

SIGNATURES                                                                              6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   ASPI, INC.
                                 BALANCE SHEETS


                                                                                        December 31,      June 30,
                                                                                           2009             2009
                                                                                         (Unaudited)     (Audited)
                                                                                     ---------------------------------
                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                        $             - $              -
      Prepaid Expenses and Other Current Assets                                                  100              100

                                                                                     ---------------------------------
                 Total Current Assets                                                            100              100

                                                                                     ---------------------------------
      TOTAL ASSETS                                                                   $           100 $            100
                                                                                     =================================

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts Payable                                                                         2,996                -

                                                                                     ---------------------------------
                 Total Current Liabilities                                                     2,996                -

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                    -                -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                           222,756          222,756
        3,879,655 and 1,314,038 shares issued and outstanding, respectively
      Additional Paid In Capital                                                          85,188,312       85,188,312
      Accumulated Deficit                                                                (85,413,964)     (85,410,968)
                                                                                     ---------------------------------
                 Total Stockholders' Equity                                                   (2,896)             100

                                                                                     ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $           100 $            100
                                                                                     =================================



          See accompanying Notes to Consolidated Financial Statements.


                                   ASPI, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For the Three Months Ended                For the Six Months Ended
                                                    December 31,        December 31,         December 31,         December 31,
                                                          2009                2008                 2009                2008
                                                 ---------------------------------------------------------------------------------

OPERATING EXPENSES

      General and Administrative                 $              2,996 $            23,366 $             2,996 $            72,336
      gain on Statute Barred Liabilities                            -          (3,399,505)                  -          (3,399,505)

                                                 ---------------------------------------------------------------------------------
      Total Operating (Income)  Expenses                        2,996          (3,376,139)              2,996          (3,327,169)

OPERATING PROFIT                                               (2,996)          3,376,139              (2,996)          3,327,169

Interest and Other Income (Expenses) Net                            -              (7,468)                  -             (14,585)

                                                 ---------------------------------------------------------------------------------
Profit before Income Taxes                                     (2,996)          3,368,671              (2,996)          3,312,584

Provision for Income Taxes                                          -                   -                   -                   -

                                                 ---------------------------------------------------------------------------------
NET INCOME (LOSS)                                $             (2,996)$         3,368,671 $            (2,996)$         3,312,584
                                                 =================================================================================


NET INCOME (LOSS) PER SHARE

      Basic & Diluted                            $                  - $       2.56        $                  -             2.52
                                                 =================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                       3,879,655           1,314,038           3,879,655            1,314,038
                                                 =================================================================================



          See accompanying Notes to Consolidated Financial Statements.


                                   ASPI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2009
                                   (UNAUDITED)

                                     Common Stock          Additional                        Accumulated
                                                           Paid - in         Accumulated    Comprehensive       Comprehensive
                                   Shares       Amount      Capital          Deficit          Income         Income        Total

                                     #            $            $                $                $              $            $
                                -------------  ---------  -------------   ---------------   ------------   ------------  -----------

Balance, July 1, 2009              3,879,655    222,756     85,188,312       (85,482,836)        71,867      5,813,638          100

Net & Comprehensive Income                 -          -              -            (2,996)             -         (2,996)      (2,996)
                                                                                                           ============

                                -------------  ---------  -------------   ---------------   ------------                 -----------
Balance, December 31, 2009         3,879,655 $  222,756 $   85,188,312  $    (85,485,832) $      71,867                $     (2,896)
                                =============  =========  =============   ===============   ============                 ===========

















               See accompanying Notes to the Financial Statements.


                                   ASPI, INC.
                            STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENEDED DECEMBER 31, 2009 AND 2008
                                   (UNAUDITED)

                                                                      December 31,      December 31,
                                                                           2009              2008
                                                                    -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                                                   $         (2,996)$       3,312,584

  ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
    USED IN OPERATING ACTIVITIES

      Gain on Statute barred Liabilities                                           -        (3,399,505)

  CHANGES IN OPERATING ASSETS & LIABILITIES
      Increase in Accounts Payable                                             2,996            73,066
      (Decrease) in Accrued Expenses                                               -           (20,415)
                                                                                   -
                                                                    -----------------------------------
      Total Cash Flow used in Operating Activities                                 -           (34,270)

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances under Notes Payable                                                 -            34,255

                                                                    -----------------------------------
      Total Cash Flow provided by Financing Activities                             -            34,255

DECREASE IN CASH & CASH EQUIVALENTS                                 $              - $             (15)
                                                                    ===================================

Cash and Cash Equivalents at the beginning of the period            $              - $              15
                                                                    ===================================
Cash and Cash Equivalents at the end of the period                  $              - $               -
                                                                    ===================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                              $              - $               -
                                                                    -----------------------------------
Cash paid for income tax                                            $              - $               -
                                                                    -----------------------------------







                 See accompanying Notes to Financial Statements.

                                   ASPI, INC.
                        Notes to the Financial Statements
               For the Six Months Ended December 31, 2009 and 2008

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

Effective May 21, 2009, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - ASPI, Inc. acquired 100% of the issued share capital of Aspeon, Inc. in a share for share exchange of ASPI, Inc. shares for Aspeon, Inc. shares with Aspeon, Inc.'s existing shareholders, and

     - Aspeon, Inc. merged with a one of its former subsidiary companies, A08, Inc.


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

During the three months ended December 31, 2009, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, will act as directors of the new Subsidiary.

In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega Action"). Mega Action is authorized to issue up to 50,000 shares of a single class each with a par value of $1.00. There is only one share of Mega Action share issued and outstanding. Mega Action is a wholly owned Subsidiary of the Company. Mega Action will operate as the eastern operations management division of the Company.

During the quarter ended December 31, 2009, Mega Action did not have any operational activity.

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

Going Concern

The Company's financial statements for the six months ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $85,413,964 as of December 31, 2009. The Company did not recognize revenues from its activities during the six months ended December 31, 2009. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2009, the Company had 3,879,655 shares of its common stock issued and outstanding.

During the six months ended December 31, 2009, the Company did not issue any shares of its common stock.

NOTE 4 - SUBSEQUENT EVENTS


The Company has evaluated it activities subsequent to the quarter ended December 31, 2009 and found no other reportable subsequent events.

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

Effective May 21, 2009, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - ASPI, Inc. acquired 100% of the issued share capital of Aspeon, Inc. in a share for share exchange of ASPI, Inc. shares for Aspeon, Inc. shares with Aspeon, Inc.'s existing shareholders, and

     - Aspeon, Inc. merged with a one of its former subsidiary companies, A08, Inc.

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

On October 29, 2009, Mr. Cutler, Ms. Kampmann, and Mr. Green resigned as directors of the Company. Look Yuen Ling, Tong Siu Lun, Yeung Siu Fong Kelly were appointed to the Board of Directors at that time.

On October 29, 2009, Mr. Cutler resigned as the sole officer of the Company. On October 29, 2009, Look Yuen Ling was appointed the President, Chief Executive Officer and Chief Financial Officer of the Company.

During the three months ended December 31, 2009, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, will act as directors of the new Subsidiary.

In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega Action"). Mega Action is authorized to issue up to 50,000 shares of a single class each with a par value of $1.00. There is only one share of Mega Action share issued and outstanding. Mega Action is a wholly owned Subsidiary of the Company. Mega Action will operate as the eastern operations management division of the Company.

During the quarter ended December 31, 2009, Mega Action did not have any operational activity.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

During the three months ended December 31, 2009 and 2008, we did not recognize any revenues from our operations.

During the three months ended December 31, 2009, we incurred general and administrative expenses of $2,996. During the three months ended December 31, 2008, we incurred a general and administrative expense of $23,366. The decrease of $20,370 was a result of reorganization efforts and a decrease in our administrative activities.

During the three months ended December 31, 2009, we incurred a net loss of $2,996. During the three months ended December 31, 2008, we incurred a net income of $3,368,671, as a result of the recognition of a gain of $3,399,505 in statute barred liabilities.

For the Six Months Ended December 31, 2009 Compared to the Six Months Ended December 31, 2008

During the six months ended December 31, 2009 and 2008, we did not recognize any revenues from our operations.

During the six months ended December 31, 2009, we incurred general and administrative expenses of $2,996. During the six months ended December 31, 2008, we incurred a general and administrative expense of $72,336. The decrease of $69,340 was a result of reorganization efforts and a decrease in our administrative activities.

During the six months ended December 31, 2009, we incurred a net loss of $2,996. During the six months ended December 31, 2008, we incurred a net income of $3,312,584, as a result of the recognition of a gain of $3,399,505 in statute barred liabilities.

During the six months ended December 31, 2008, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

LIQUIDITY

We have no cash or other liquid assets at December 31, 2009, and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the six months ended December, 2009, we did not use or receive funds from our operational, investment or financial activities.

During the six months ended December 31, 2008, we used funds of $34,270 in our operational activities. During the six months ended December 31, 2008, we recognized a net income of $3,312,584, which was adjusted for the non-cash item of a gain of $3,399,505 on statute barred liabilities.

During the six months ended December 31, 2008, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

During the six months ended December 31, 2008, received $34,255 from our financing activities consisting of advances under an existing note payable, at the time.

Short Term

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $100 and liabilities were $2,996 as of December 31, 2009.

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

     (iii)provide reasonable assurance regarding prevention or timely detection of unauthorized

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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





                                     ASPI, INC.
                                     (Registrant)



Dated:  February  16, 2010           By: /s/ Look  Yuen Ling
                                         -------------------
                                         Look Yuen Ling
                                         President, Chief Executive Officer and
                                             Chief Financial Officer