Form 10-Q
period 2010-03-31
ASPI, INC.
filed 2010-05-24
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2010

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

                       7609 Ralston Road, Arvada, CO 80002
                      -------------------------------------
                    (Address of principal executive offices)

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

As of May 18, 2010, there were 13,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements       (Unaudited)                                        Page
                                                                                       ----

         Balance Sheets - March 31, 2010 and June 30, 2009 (Audited)                    1

         Statements of Operations  -
                  For Three and Nine Months Ended March 31, 2010 and 2009               2

         Statements of Changes in Shareholders' Deficit -
                   For the Nine Months Ended March 31, 2010                             3

         Statements of Cash Flows -
                  For the Nine months ended March 31, 2010 and 2009                     4

         Notes to the Financial Statements                                              5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      3

Item 4. Controls and Procedures                                                         3

Item 4T.  Controls and Procedures                                                       4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                              4

Item 1A.  Risk Factors -  Not Applicable                                                4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               5

Item 4.  Removed and Reserved                                                           5

Item 5.  Other Information - Not Applicable                                             5

Item 6.  Exhibits                                                                       5

SIGNATURES                                                                              6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                           ASPI, INC.
                                         BALANCE SHEETS


                                                                                         March 31,        June 30,
                                                                                           2010             2009
                                                                                         (Unaudited)     (Audited)
                                                                                     ---------------------------------

                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                        $       100,000 $              -
      Prepaid Expenses and Other Current Assets                                                  100              100

                                                                                     ---------------------------------
                 Total Current Assets                                                        100,100              100

                                                                                     ---------------------------------
      TOTAL ASSETS                                                                   $       100,100 $            100
                                                                                     =================================

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts Payable                                                                        19,960                -

                                                                                     ---------------------------------
                 Total Current Liabilities                                                    19,960                -

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                    -                -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                           222,756          222,756
        3,879,655 and 1,314,038 shares issued and outstanding, respectively
      Additional Paid In Capital                                                          85,188,312       85,188,312
      Subscription receivable                                                                100,000                -
      Accumulated Deficit                                                                (85,430,928)     (85,410,968)
                                                                                     ---------------------------------
                 Total Stockholders' Equity                                                   80,140              100

                                                                                     ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $       100,100 $            100
                                                                                     =================================





                  See accompanying Notes to Consolidated Financial Statements.
                                               1


                                           ASPI, INC.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                        For the Three Months Ended                For the Six Months Ended
                                                      March 31,           March 31,            March 31,            March 31,
                                                         2010                2009                 2010                2009
                                                ---------------------------------------------------------------------------------

OPERATING EXPENSES

      General and Administrative                $             16,964 $            51,955 $            19,960 $           124,291
      Gain on Settlement of Debt                                   -             (61,993)                  -             (61,993)
      Gain on Statute Barred Liabilities                                                                              (3,399,505)
                                                ---------------------------------------------------------------------------------
      Total Operating (Income)  Expenses                      16,964             (10,038)             19,960          (3,337,207)

OPERATING PROFIT                                             (16,964)             10,038             (19,960)          3,337,207

Interest and Other Income (Expenses) Net                           -              (2,635)                  -             (17,220)
                                                ---------------------------------------------------------------------------------
Profit before Income Taxes                                   (16,964)              7,403             (19,960)          3,319,987

Provision for Income Taxes                                         -                   -                   -                   -
                                                ---------------------------------------------------------------------------------
NET INCOME (LOSS)                               $            (16,964)$             7,403 $           (19,960)$         3,319,987
                                                =================================================================================

NET INCOME (LOSS) PER SHARE

      Basic & Diluted                           $                  - $                 - $              $  -                1.74
                                                =================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                      3,879,655           3,117,442           3,879,655            1,906,069
                                                =================================================================================



                  See accompanying Notes to Consolidated Financial Statements.
                                               2


                                           ASPI, INC.
                                STATEMENT OF STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED MARCH 31, 2010
                                           (UNAUDITED)

                      Common Stock          Additional                                        Accumulated
                                            Paid - in      Subscription      Accumulated   Comprehensive   Comprehensive
                    Shares       Amount      Capital       Receivable        Deficit           Income         Income        Total

                      #            $            $             $                 $                $              $             $
                 -------------  ---------  -------------   -----------  ---------------    -----------    -----------  ------------

Balance, July
  1, 2009              3,879,655    222,756     85,188,312             -      (85,482,836)     71,867      5,813,638           100

Subscription
   Receivable               -          -              -       100,000                -              -              -       100,000

Net & Compre-
   hensive Income              -          -              -             -          (19,960)          -        (19,960)      (19,960)
                                                                                                          ===========

                 -------------  ---------  -------------   -----------  ---------------    -----------                 ------------
Balance, December
   31, 2009         3,879,655 $  222,756 $   85,188,312  $    100,000      (85,502,796)  $     71,867                $      80,140
                 =============  =========  =============   ===========  ===============    ===========                 ============

                                                                           (85,430,929)
                                                                           (85,410,969)





                       See accompanying Notes to the Financial Statements.
                                               3



                                           ASPI, INC.
                                    STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENEDED MARCH 31, 2010 and 2009
                                           (UNAUDITED)

                                                                         March 31,         March 31,
                                                                           2010              2009
                                                                    -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET  (LOSS) INCOME                                                  $        (19,960)$       3,319,987

  ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
    USED IN OPERATING ACTIVITIES
      Stock issued for Consultants                                                 -            12,375
      Stock issued for Directors                                                   -             8,250
      Gain on Settlement of Debt                                                   -           (61,993)
      Gain on Statute barred Liabilities                                           -        (3,399,505)

  CHANGES IN OPERATING ASSETS & LIABILITIES
      Increase in Accounts Payable                                            19,960            92,950
      (Decrease) in Accrued Expenses                                               -           (17,780)
                                                                                   -
                                                                    -----------------------------------
      Total Cash Flow used in Operating Activities                                 -           (45,716)

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances under Notes Payable                                                 -            45,701
      Subscription Receivable                                                100,000
                                                                    -----------------------------------
      Total Cash Flow provided by Financing Activities                       100,000            45,701

DECREASE IN CASH & CASH EQUIVALENTS                                 $        100,000 $             (15)
                                                                    ===================================

Cash and Cash Equivalents at the beginning of the period            $              - $              15
                                                                    ===================================
Cash and Cash Equivalents at the end of the period                  $              - $               -
                                                                    ===================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                              $              - $               -
                                                                    -----------------------------------
Cash paid for income tax                                            $              - $               -
                                                                    -----------------------------------







                         See accompanying Notes to Financial Statements
                                               4

                                   ASPI, INC.
                        Notes to the Financial Statements
                For the Nine Months Ended March 31, 2010 and 2009
                                   (Unaudited)

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

Effective May 21, 2009, under an Agreement and Plan of Merger and Reorganization into a Holding Company ("the Reorganization") filed with the Secretary of State of Delaware:

     - ASPI, Inc. acquired 100% of the issued share capital of Aspeon, Inc. in a share for share exchange of ASPI, Inc. shares for Aspeon, Inc. shares with Aspeon, Inc.'s existing shareholders; and

     - Aspeon, Inc. merged with a one of its former subsidiary companies, AO8, Inc.

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

During the three months ended March 31, 2010, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, will act as directors of the new Subsidiary.

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

Going Concern

The Company's financial statements for the nine months ended March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $85,430,928 as of March 31, 2010. The Company did not recognize revenues from its activities during the nine months ended March 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.
There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - PREPAID EXPENSES

Following the sale of all of our subsidiary companies, effective June 30, 2009, we carry a $100 receivable in respect of the sale proceeds for the sale of the subsidiary companies.

NOTE 3 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At March 31, 2009, the Company had 3,879,655 shares of its common stock issued and outstanding.

During the nine months ended March 31, 2010, the Company did not issue any shares of its common stock.

During the nine months ended March 31, 2010, the Company did issue a Subscription Receivable for $100,000 to issue 10,000,000 shares at $0.01 per share.

NOTE 4 - SUBSEQUENT EVENTS


The Company has evaluated it activities subsequent to the quarter ended March 31, 2010 and found no other reportable subsequent events.

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

On October 29, 2009, Mr. Cutler, Ms. Kampmann and Mr. Green, resigned as directors of the Company. Look Yuen Ling, Tong Siu Lun, Yeung Siu Fong Kelly were appointed to the Board of Directors at that time.

On October 29, 2009, Mr. Cutler resigned as the sole officer of the Company. On October 29, 2009, Look Yuen Ling was appointed the President, Chief Executive Officer and Chief Financial Officer of the Company.

During the three months ended March 31, 2010, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, will act as directors of the new Subsidiary.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010 and 2008, we did not recognize any revenues from our operations.

During the three months ended March 31, 2010, we incurred operational expenses of $16,964. During the three months ended March 31, 2009, we recognized an operational income of $10,038. The increase of $27,002 was a result of reorganization efforts and a decrease in our administrative activities.

During the three months ended March 31, 2010, we incurred a net loss of $16,964. During the three months ended March 31, 2009, we incurred a net income of $7,403, as a result of the recognition of a gain of $61,993 on settlement of debt.

For the Nine Months Ended March 31, 2010 Compared to the Nine Months Ended March 31, 2009

During the nine months ended March 31, 2010 and 2008, we did not recognize any revenues from our operations.

During the nine months ended March 31, 2010, we incurred operational expenses of $19,960. During the nine months ended March 31, 2009, we recognized an operational income of $3,337,207. The increase of $3,357,167 was a result of reorganization efforts and a decrease in our administrative activities.

During the nine months ended March 31, 2010, we incurred a net loss of $19,960. During the nine months ended March 31, 2009, we incurred a net income of $3,319,987 , as a result of the recognition of a gain of $3,399,505 in statute barred liabilities and a $61,993, gain on the settlement of debt.

During the nine months ended March 31, 2009, outstanding liabilities, which had been incurred more than nine years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

LIQUIDITY

At March 31, 2010, we had total current assets of $100,100 and total current liabilities of $19,960 and we will be reliant upon shareholder loans or private placements of equity to fund any kind of operations. We have secured no sources of loans or private placements at this time.

During the nine months ended March 31, 2010, we did not use or receive funds from our operational, investment or financial activities.

During the nine months ended March 31, 2009, we used funds of $45,716 in our operational activities. During the nine months ended March 31, 2009, we recognized a net income of $3,319,987, which was adjusted for the non-cash item of a gain of $3,399,505 on statute barred liabilities, a $61,993 gain on settlement of debt, a $12,375 expenses on common stock issued to consultants and a $8,250 expenses on common stock issued to directors.

During the nine months ended March 31, 2009, outstanding liabilities, which had been incurred more than nine years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

During the nine months ended March 31, 2010, we received $100,000 from our financing activities. During the nine months ended March 31, 2010, the Company did issue a Subscription Receivable for $100,000 to issue 10,000,000 shares at $0.01 per share.

During the nine months ended March 31, 2009, received $45,716 from our financing activities consisting of advances under an existing note payable, at the time.

Short Term

On a short-term basis, we do not generate any revenue or revenues sufficient to cover operations. Based on prior history, we will continue to have insufficient revenue to satisfy current and recurring liabilities as it seeks explore. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Our assets were $100,100 and liabilities were $19,960 as of March 31, 2010.

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the quarter ended March 31, 2010. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            None

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

            None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.  REMOVED AND RESERVED

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





                                        ASPI, INC.
                                        (Registrant)



Dated:  May 24, 2010                    By: /s/ Look  Yuen Ling
                                            -------------------
                                            Look Yuen Ling
                                            President, Chief Executive Officer
                                                and Chief Financial Officer