Form 10-K
period 2010-06-30
ASPI, INC.
filed 2010-10-12
CIK 1021917

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-21477

                                   ASPI, INC.
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                  DELAWARE                                 27-0514566
        (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

                    7609 RALSTON ROAD
                    ARVADA, COLORADO                                80002
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (303) 422-8127
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 8, 2010 was approximately $154,333 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date. As of October 8, 2010, there were 73,879,655 shares outstanding of which 771,665 shares were held by non-affiliates.



                                TABLE OF CONTENTS                               DOUBLE CHECK


ITEM                                          DESCRIPTION                                                  PAGE

Part I

Item 1.        Business                                                                                      1

Item 1A.       Risk Factors                                                                                  5

Item 1B.       Unresolved Staff Comments                                                                     8

Item 2.        Description of Properties                                                                     8

Item 3.        Legal Proceedings                                                                             9

Item 4.        Removed and Reserved                                                                          9

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer
               Purchases for Equity Securities                                                               9

Item 6.        Selected Financial Data                                                                       10

Item 7.        Management's Discussion and Analysis of Financial Condition                                   10
               and Results of Operations

Item 7A.       Quantative and Qualiative Disclosures About Market Risk                                       14

Item 8.        Financial Statements and Supplementary Data                                                   14

Item 9.        Changes in and Disagreements with Accountants on Accounting and                               14
               Financial Disclosure

Item 9A.       Controls and Procedures                                                                       15

Item 9B.       Other Information                                                                             15

Part III

Item 10.       Directors, Executive Officers and Corporate Governance                                        16

Item11.        Executive Compensation                                                                        18

Item 12.       Security Ownership of Certain Beneficial Owners and Management and
               Related Stockholder Matters                                                                   19

Item 13.       Certain Relationships and Related Transactions and Director Independence                      20

Item 14.       Principal Accountant Fees and Services                                                        21

Item 15.       Exhibits and Financial Statement Schedules                                                    22

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although ASPI, Inc. ("ASPI" or the "Company," which may also be referred to as "we," "us," or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

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

The Reorganization has been accounted for to reflect the fact that both Aspeon and ASPI were under common control at the date of the Reorganization, similar to a reverse acquisition of Aspeon and its subsidiary companies by ASPI.

On June 26, 2009, Mr. David J. Cutler, a former officer and director of the Company, and an entity controlled by Mr. Cutler, sold 3,108,000 shares of ASPI common stock held by him and the entity, which constituted 80.11% of the outstanding shares of ASPI, at that time, to Top Growth Holdings Group, Inc., a British Virgin Island corporation beneficially owned by Ms. Look, a current officer and director of the Company.

On June 30, 2009, ASPI sold 100% of the issued share capital of its subsidiary, A08and all of A08's subsidiary companies, to an unrelated third party for $100. ASPI recognized a gain of $2,519,907 on this sale of its subsidiary companies.

Following this sale, ASPI had $100 of assets, no outstanding liabilities, stockholders' equity of $100 and no operating business or other source of income. ASPI's common stock is publicly traded on the Over-the-Counter Bulletin Board under the symbol "ASZP."

In November 2009, Mr. Cutler, resigned as the Chief Executive Officer, Chief Financial Officer and a director of ASPI. At that time, Ms. Look was appointed the Chief Executive Officer, Chief Financial Officer and a director of the Company. Mr. Green and Ms. Kampmann resigned as directors and Mr. Tong and Mr. Yeung were appointed to the Board of Directors of the Company.

Prestige Prime Office, Ltd. Acquisition

Effective June 30, 2010, ASPI entered into an Acquisition Agreement with Prestige Prime Office, Ltd. Under the Agreement, ASPI acquired all of the issued and outstanding common stock of Prestige Prime Office, LTD. ("Prestige"), a Hong Kong Special Administrative Region Corporation. As a result of the acquisition, Prestige became a wholly-owned subsidiary of ASPI.

In exchange for $50,000, cash, and 60,000,000 restricted shares of the common stock of ASPI, the Company acquired 100% all of the 4,000,000 issued and outstanding shares of common stock of Prestige.

Prestige  had one sole  shareholder,  Mr.  Yeung Cheuk Hung,  as a result of the
acquisition   Mr.  Yeung  became  the  majority   shareholder  of  ASPI  holding
approximately 81.21% of the issued and outstanding common stock of ASPI.

Prestige is a serviced office provider in the Far East. Prestige intends to provide office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports or public transportation. Services will include advanced communication system, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

As a result of the acquisition, the Company is no longer considered to be a shell company, as defined in Rule 12b-2 of the Exchange Act.

Mega Action Limited

During the year ended June 30, 2010, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, act as directors of Mega Action Limited.

In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega"). There is only one share of Mega share issued and outstanding. Mega is a wholly owned Subsidiary of the Company. Mega Action will operate as the eastern operations management division of the Company.

BUSINESS

ASPI's current goal is to be a serviced office provider in the Far East through and starting with its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

The office space provided is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports or public transportation. Services include advanced communication system, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Prestige intends to provide services that will support the growing trend of mobile and at home working. Supporting workers at home and on the road with services such as Virtual Office and Virtual PA, providing dedicated business addresses as their business base, as well as mail and call handling services.

Executives across business sectors, geographic locations, and from every size organization, seek to more effectively manage business risk, maximize their financial resources, and increase their flexibility to accommodate growth and the dynamic changes in the market.

Companies of all sizes can use the Company's solutions to reduce costs and remove the burden of property ownership and management, but at the same time have a workplace to suit whenever and wherever they want to work.

Market Opportunity

Cost effective

Businesses are increasingly looking at office space requirements as a strategic component of their business plan.

Through serviced office space, clients are free to run their business without the financial or management burden that comes with traditional office rental. Prestige's provides offices that are equipped and ready for use. All the clients need to do is to is move in. Clients are not required to shop for and purchase office equipment and furniture, make telecommunications arrangements, etc.

Flexibility

Workplace outsourcing enables companies to seize new market opportunities because the office infrastructure is already in place, which is particularly beneficial when businesses are setting up offices in emerging markets.

The flexible rental length, from 1 week up to 1 year, minimizes the risk and complications of exploring a new market or business opportunities.

Gateway

Attributing to Hong Kong's location and monetary system, companies set up in Hong Kong are provided a gateway to develop business in the Mainland China. Because of this advantage, it's expected that more and more companies will locate businesses in Hong Kong. Prestige is able to provide flexibility and efficiency to companies which are new to the region.

Company rightsizing

The current economic conditions have led to a chain reaction of company downsizing in order to reduce cost. Most of the companies are left with a minimum number of staff. These companies need an office space that can flexibly fit their company size and budget. While the traditional rental office creates abundant space and heavy capital commitments, compromising companies' liquidity, serviced office on the other hand provides an optimum office space at a minimized cost, and the flexibility for company downsizing or company expansion.

Full support

In a serviced office, clients don't need to physically own, install, hire or manage any aspect of a traditional office environment. Clients only pay for what is needed, as it is used. For companies serious about time and cash flow, the
serviced  office  concept   provides  the  ability  to  focus  on  strategy  and
operations.

Prestige provides a range of Workstyle  Solutions,  providing customers with the
offices   services   products  they  require   according  to  whether  they  are
predominantly in the office, work from home or are regular travelers.

Competition

There are approximately 50 serviced office providers in Hong Kong offering a varying scale of services. Most of the centers' occupancy are 80% under the recent economy and some of the providers are expanding to meet the increasing demand, namely SBC, set up in 1995, and Jumpstart, set up in 2002, which have 8 and 6 centers, respectively, in Hong Kong.

Prestige's Competitive Advantage

o        Exclusive location and rate
                  The business center is located at the central business area and Prestige can offer clients a competitive rate because of the rental agreement with the landlord. The rate is expected to be 10%-15% lower than the market rate.

o        Professional support
                  From setting up an office, to holding a meeting or doing any administrative chores, Prestige's staff makes having and running a workplace simple. To meet new business needs, there is constant upgrade of employees' skills as technology and new standards evolve.

o        Flexibility
                  Prestige offers a wide choice of contract periods. And the clients can, without binding, upgrade the room or transfer the office to any of our locations, without penalty.

o        Cost effective
                  Prestige helps set up an office at the lowest cost possible. Reserving facilities and office support services at short notice and using them with 10-minute increments so as to avoid the additional charges inherent of an hourly system. Clients only pay for what they use.

o        Smart technology
                    IP phone and Internet-based offices allow clients to work remotely, reserve facilities and services on the Internet, confirm invoice details online etc. There are regular update and upgrade of the systems to meet the ever changing needs and provide a convenient and user-friendly platform for the customers.

o        Ongoing development
                  Prestige works to be able to make continuous investment to improve efficiency and provide clients enhanced services and innovative technology at reasonable rates.

BUSINESS DEVELOPMENT & FUTURE PROSPECTS

Phase-in Approach

The Company has a full plan of development that is put into place through different phases. A phase-in approach allows the Company to stabilize cash flow. Also, the experience from running the first center will provide the Company with the necessary experiences that can be used to improve quality and lower costs as it opens new centers.

The first center

The first center is composed of two units at Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is on one floor and occupies approximately 5,000 square feet.

Expansion

The Company intends to explore the market for more opportunities. The Company is looking to grow its network in major commercial zones in key cities, expand into new markets, and to consolidate and develop our position as a serviced office provider around the globe.

The first-stage expansion plan will focus on the local market in Hong Kong. New business centers will be opened in dynamic business areas and the most prestigious buildings, offering clients' business a professional corporate address.

INTELLECTUAL PROPERTY

We do not hold any patents or patent applications.

EMPLOYEES

As of June 30, 2010, we had six employees, employed solely by our wholly-owned subsidiary, Prestige. The Company's officers do not have employment agreements at this time. We feel that are relations with our employees is in good standing.

ITEM 1A. RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have minimal sources of income at this time and no existing cash balances that are adequate to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or, equity we shall be unable to meet our ongoing operating expenses. No assurances can be given that we will be successful in generating revenues or reaching or maintaining profitable operations.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Mr. Yeung Cheuk Hung owns approximately 81% of our issued and outstanding common stock. As a result, Mr. Yeung effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

TERMINATIONS COULD REDUCE OUR REVENUES

Our success depends upon the occupancy levels, rental income and operating expenses of our properties and our company. We may be unable to fill office space at 100% or we may lose clients as companies expand in size and no longer need a serviced office. These events and others could cause us to recognize less revenue.

RISING EXPENSES AT BOTH THE PROPERTY AND THE COMPANY LEVEL COULD REDUCE OUR CASH FLOWS.

Our serviced offices will be subject to operating risks common to offices in general, any or all of which may reduce revenues and cash flows. If any property is not substantially occupied or if services are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to operating expenses. The serviced officers are subject to increases in utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We could be required to pay some or all of those costs which would reduce our income and cash available for expansion plans.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 7609 Ralston Road, Arvada, Colorado.

Our wholly-owned subsidiary, Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.


ITEM 4.  REMOVED AND RESERVED.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past two years as reported on the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

On January 13, 2009, the reverse split of the Company's common stock on a fifteen for one basis became effective and our trading symbol was changed to "ASPO." Following the Reorganization effective May 29, 2009, our trading symbol was changed to "ASZP."


                                                High              Low
         Year Ended June 30, 2010:
                  First quarter                 $0.18             $0.05
                  Second quarter                  0.25              0.012
                  Third quarter                   0.25              0.05
                  Fourth quarter                  0.20              0.20

         Year Ended June 30, 2009:
                  First quarter                 $0.45             $0.105
                  Second quarter                  0.27              0.045
                  Third quarter                   0.30              0.03
                  Fourth quarter                  0.10              0.02

Holders. As of June 30, 2010, there were approximately 130 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from July 1, 2009 through June 30, 2010.


   Date of Issuance     Title of Securities     Number of Shares       Consideration              Holder
   ----------------     -------------------     ----------------       -------------              ------

        5/6/10              Common Stock           10,000,000             $100,000         Top Growth Holdings
                                                                                                  Group

        6/30/10             Common Stock           60,000,000       4,000,000 shares of      Yeung Cheuk Hung
                                                                         Prestige

Exemption From Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity and individuals listed above that purchased the unregistered securities were existing shareholders, known to us and our management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


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

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATION

ASPI's strategy is to be a serviced office provider in the Far East through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

The office space provided is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports or public transportation. Services include advanced communication system, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Prestige intends to provide services that will support the growing trend of mobile and at home working. Supporting workers at home and on the road with services such as Virtual Office and Virtual PA, providing dedicated business addresses as their business base, as well as mail and call handling services.

The Company budget for operations in next year is planned as follows:


                                              Minimum                   Maximum
                                          ----------------     -----------------
Purchase of existing business centers                 $--            $5,000,000
Expand more centers in Hong Kong                 $250,000            $3,000,000
Setup centers in China                           $500,000            $5,000,000
Setup centers in South East Asia                      $--            $5,000,000
Working capital for running centers              $800,000            $5,000,000
Marketing                                        $450,000            $7,000,000
                                          ----------------     -----------------
                                               $2,000,000           $30,000,000

The Company reserves the right to change any or all of the budget categories in the execution of its business attempts without purchaser approval. None of the line items is to be considered fixed or unchangeable in the budget.

The Company will need substantial additional capital to support its budget. The Company has had minimal revenues. The Company has no committed source for any funds as of date hereof. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans.

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2010 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2009

Revenue

During the year ended June 30, 2010, we recognized $24,920 in revenue from the serviced office operations of our wholly-owned subsidiary, Prestige. The cost of such revenues was $54,126. During the year ended June 30, 2009, we did not recognize any revenues from our operations.

Operational (Income) Expenses

During the year ended June 30, 2010, we recognized operational expenses of $473,739 compared to operational income of $5,831,206 for the year ended June 30, 2009. Operational expenses activities were as follows:


                                         Year Ended June    Year Ended June      Increase or
                                            30, 2010           30, 2009           (Decrease)
                                        ------------------ ------------------ -------------------

General and Administrative                      $ 423,667          $ 150,198            $273,469
Depreciation                                       50,072                  -              50,072
Gain on Settlement of Debt                              -             61,992            (61,992)
Gain on Statue Barred Liabilities                       -          3,339,505         (3,339,505)
Gain on Sale of Subsidiary Companies                    -          2,519,907         (2,519,907)


The $273,469 increase in general and administrative expense was a result of the Company's acquisition activity during the year ended June 30, 2010. Such activity resulted in increase legal and accounting expenses and salary expenses in the Company's wholly-owned subsidiary, Prestige.

During the year ended June 30, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974 ($0.17 per share), to David Cutler, the Company's then President and a director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,992 on the settlement of this liability.

During the year ended June 30, 2009, we recognized a gain on statute barred liabilities of $3,399,505. During the year ended June 30, 2009, outstanding liabilities, which had been incurred more than six years ago, were statute barred under the state laws of Massachusetts and we recognized a gain on these statute barred liabilities of $3,399,505.

During the year ended June 30, 2009, we recognized a gain on sale of subsidiary companies of $2,519,907.

Provision for Income Taxes

No provision for income taxes was required in the fiscal years ended June 30, 2009 and 2008 as we had sufficient carried forward tax losses to offset the profit arising in these periods.

Net (Loss) Income

During the year ended June 30, 2010, we recognized a net loss of $502,974 compared to a net income of $5,813,638. The increase in net losses was a result of the Company's acquisition of its wholly-owned subsidiary, Prestige and its increased operational activities.

LIQUIDITY AND CAPITAL

As of June 30, 2010, we had total current assets of $86,659, consisting of $36,468 in cash, customer deposits of $41,852 and prepaid expenses and other current assets of $11,339. At June 30, 2010, we had total liabilities of $335,220, all current. Total current liabilities consisted of accounts payable of $24,233, accrued liabilities of $127,218, prepayments from clients of $16,707 and related parties advances of $167,062. The Company has a working capital deficit of $245,561.

Going Concern

In our Annual Reports on Form 10-K for the fiscal years ended June 30, 2010 and 2009, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $502,974 and a working capital deficit of $245,561 as of June 30, 2010.

Consequently, we are now dependent on raising additional equity and /or, debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or, debt that we will need to fund our ongoing operating expenses.

For the year ended June 30, 2010, net cash used in operations was $337,986, compared to $161,624 for the year ended June 30, 2009, an increase of $176,362. During the year ended June 30, 2010, the net loss of $502,974 was reconciled for the non-cash item of depreciation of $49,921. During the year ended June 30, 2009, net income of $5,813,638, was adjusted for non-cash items of $5,960,780 for non-cash items, including $12,375 in stock issued to consultants, $8,250 in stock issued to directors, a total gains of $5,918,405, as discussed above.

During the year ended June 30, 2010, we used $407,909 in investing activities, including the purchase of $357,909 in fixed assets by our wholly-owned subsidiary, Prestige and $50,000 cash in the purchase of our wholly-owned subsidiary, Prestige. During the year ended June 30, 2009, we derived $100 from the sale of our subsidiary companies.

During the year ended June 30, 2010, we received $780,903 from our financing activities. During the fiscal year ended June 30, 2009, we received $161,527 from financing activities.

During the year ended June 30, 2010, Top Growth Holdings Group, Inc., an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

During the year ended June 30, 2010, the Company did issue a Subscription Receivable for $100,000 to issue 10,000,000 shares at $0.01 per share to Top Growth Holdings Group, Inc. of which Ms. Look, an officer and director of the Company is a beneficial owner. Prior to year end the Receivable was paid for and the Company issued 10,000,000 shares of its restricted common stock.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

CRITICAL ACCOUNTING POLICIES

Foreign Currency Translation

The financial statements of ASPI's wholly-owned subsidiaries, Prestige and Mega are measured using the local currency (the Hong Kong Dollar (HK$)) as the functional currency. Assets and liabilities of Prestige and Mega are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

The Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company's financial condition or results of operations in the future.

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

ITEM 9A. CONTROLS and PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain a system of disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) that is designed to provide reasonable assurance that information that is required to be disclosed is accumulated and communicated to management timely.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and our Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC.

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

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010. Based on this assessment, management believes that as of June 30, 2010, our internal control over financial reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2010, our directors and officers were:

         Name                 Age              Position

Yuen Ling Look                42               President, CEO, CFO, and Director

Siu Fong Kelly Yeung          40               Director

Siu Lun Tong                  47               Director

On November 2, 2009, Mr. David Cutler resigned as the Chief Executive Officer, Chief Financial Officer and Director of the Company.

On November 2, 2009, Mr. Redgie Green and Ms. Kristi Kampmann resigned as directors of the Company.

YUEN LING LOOK

Ms. Look was appointed the Chief Executive Officer, President, Chief Financial Officer and director of the Company on November 9, 2009. Ms. Look is also a manager of both Mega and Prestige.

Ms. Look has been employed by La Jacques Fashion Limited for over ten years. Currently, she is the Chief Administrator, responsible for the accounting and administrative work. La Jacques Fashion Limited is a garment trading company.

She was educated in Hong Kong and earned a diploma in Business Administration in 1991 from Hong Kong Shue Yan University (formerly called Shue Yan College). She also completed the Certificate Stage of Association of Chartered Certified Accountants in 1999.

SIU FONG KELLY YEUNG

Ms. Yeung was appointed a director of the Company on November 9, 2009.

Ms. Yeung graduated from the Primary school in Hong Kong. She then went to United Kingdom for further studies. In 1988, she finished at Level O. After graduation, she immediately joined and participated in the operations of restaurants. She has almost twenty years experience in the beverage industry. She has been running her own restaurant for over ten years.

SIU LUN TONG

Mr. Tong was appointed a director of the Company on November 9, 2009.

Mr. Tong has been employed by Asian Alliance Garment Limited for more than 15 years. Currently, he is the production manager of Asian Alliance Garment Limited. At Asian Alliance Garment Limited, he specializes in management and control of factories and quality. Sportswear and jeans are the main lines of the company's business.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee. At this time, the Company's board of directors as whole serves as its compensation committee and audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of Top Growth Holdings Group and Mr. Yeung Cheuk Hung.

CODE OF ETHICS

     Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2010, 2009 and 2008 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                   Nonequity      Nonqualified
                                                                   incentive        deferred
                                              Stock    Option         plan        compensation     All other
   Name &                   Salary    Bonus   awards    awards    compensation      earnings     compensation     Total
  Position       Year         ($)      ($)      ($)      ($)          ($)             ($)             ($)          ($)
------------- ------------ ---------- ------- -------- --------- --------------- --------------- -------------- ----------

Yuen Ling     2010           $0    $-0-    $ -0-    $ -0-         $ -0-            $-0-           $-0-       $     0
Look

David J.      2009      $60,000    $-0-    $ -0-    $ -0-         $ -0-            $-0-           $-0-       $60,000
Cutler(2)     2008      $60,000    $-0-    $ -0-    $ -0-         $ -0-            $-0-           $-0-       $60,000

(1) Ms. Look was appointed the President of the Company in November 2009. Ms. Look does not have a compensation agreement with the Company.

(2) Includes $60,000 (2008 - $40,000) in fees payable to Burlingham Corporate Finance, Inc., a company controlled by Mr. Cutler, in respect of services provided to us by Mr. Cutler.

In January 2009, 2,376,324 shares of restricted common stock, valued at $392,974, was issued to David Cutler, Aspeon's President and a director, and a corporation controlled by Mr. Cutler, in full settlement of Aspeon's debts to them. As a loan repayment, this share issuance is not included in the table.

In November 2009, Mr. Cutler resigned as an officer and director of the Company.


EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal year ended June 30, 2010.


                              DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2010:


                                                                             Nonqualified
                                                             Non-equity        deferred
                        Fees                               incentive plan    compensation      All other
                        earned or   Stock      Option       compensation       earnings       compensation      Total
         Name           paid in     awards     awards ($)        ($)              ($)             ($)            ($)
                           cash        ($)
                           ($)
                        ----------- ---------- ----------- ---------------- ---------------- --------------- -------------

David J. Cutler(1)        $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

Redgie Green (2)          $ -0-       $ -0-      $ -0-          $ -0-            $-0-            $ -0-          $ -0-

Kristi J.  Kampmann (2)   $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

Yuen Ling Look (3)        $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

Siu Fong Kelly Yeung (3)  $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

Siu Lun Tong (3)          $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

     (1) Mr. Cutler resigned as an officer and director of the Company in November 2009.
     (2) Mr. Green and Ms. Kampmann resigned as directors of the Company on November 2009.
     (3) Ms. Look, Ms. Yeung and Mr. Tong were appointed directors in November 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of June 30, 2010, by:

     o each person who is known by ASPI to own beneficially more than 5% of ASPI's outstanding common stock,

     o    each of ASPI's named executive officers and directors, and

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


                                                                     NUMBER OF          PERCENT OF
                 NAME AND ADDRESS OF BENEFICIAL OWNER                  SHARES         OUTSTANDING(4)


      Yuen Ling Look (2)
      President and Director                                         13,108,000           17.74%

      Top Growth Holdings Group (2)                                  13,108,000           17.74%

      Siu Fong Kelly Yeung                                               0                  0%
      Director

      Siu Lun Tong                                                       0                  0%
      Director

      Yeung Cheuk Hung (3)                                           60,000,000           81.21%

      All executive officers and directors as a group, 3 people.     13,108,000           17.74%


     (1) The above officers' and directors' address is c/o ASPI, Inc. 7609 Ralston Road, Arvada, Colorado, 80002.
     (2) Ms. Look is the beneficial owner of Top Growth Holdings Group, which holds 13,108,000 shares of the Company's common stock.
     (3) Mr. Hung is a manager of Prestige, the Company's wholly-owned subsidiary.
     (4) Based on 73,879,655 shares of the Company's common stock issued and outstanding at June 30, 2010.


ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDERPENDENCE

Fiscal Year Ended June 30, 2010

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

During the year ended June 30, 2010, Top Growth Holdings Group, an entity of which Ms. Look, an officer and director of the Company is the beneficial owner of, purchased 10,000,000 shares of the Company's common stock for $100,000 ($0.10 per share).

During the year ended June 30, 2010, Top Growth Holdings Group, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

Fiscal Year Ended June 30, 2009

During the fiscal years ended June 30, 2009, a former director, David J. Cutler, and a company controlled by Mr. Cutler, advanced to us $161,527 respectively by way of loan, bearing interest at 8%, to meet our ongoing operating expenses and fund the costs of bringing our financial statements and SEC reporting up to date. At December 31, 2008 the balance outstanding to Mr. Cutler, and the company controlled by Mr. Cutler, totaled $451,874, including accrued interest. On January 26, 2009, we issued 2,376,324 shares of restricted common stock, valued at $392,974 ($0.17 per share), to David Cutler, the Company's Former President and a former director, and a corporation controlled by Mr. Cutler, in full settlement of the Company's debts to them. As a result of the transaction, we recognized a gain of $61,993 on the settlement of this liability. Following the Reorganization of May 21, 2009 and the sale of all our subsidiary companies at June 30, 2009, there was no liability outstanding to Mr. Cutler by ASPI, Inc. at June 30, 2009.

Effective January 26, 2009, ASPI authorized the issuance of a total of:

     i) 25,000 shares of restricted common stock, valued at $4,125, to a consultant, who was an existing shareholder of ASPI, as compensation for services he had provided to ASPI.

     ii) 50,000 shares of restricted common stock, valued at $8,250 to a current, and a former, non-executive director of ASPI (25,000 shares each) as compensation for services they had provided to ASPI.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We incurred $3,407 and $3,000 to our current auditors, Larry O'Donnell, CPA, PC ("O'Donnell"), in the fiscal years ended June 30, 2010 and 2009 respectively.

Tax Fees

We did not incur any tax fees to our current auditors, O'Donnell, in the fiscal years ended June 30, 2010 and 2009 for professional services rendered for tax compliance, tax advice, and tax planning.

We did incurred $0 and $3,375 in tax fees an unconnected third party, in the fiscal years ended June 30, 2010 and 2009 for professional services rendered for tax compliance, tax advice, and tax planning.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following documents are filed as a part of this Report.

The audited consolidated financial statements for the years ended June 30, 2010 and 2009 start on page F-1.

(i)      Exhibits.

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-B.


   EXHIBIT
   NUMBER           DESCRIPTION AND METHOD OF FILING

2.1                 Agreement and Plan of Merger and Reorganization Into Holding Company**

2.2                 Acquisition Agreement By and Among ASPI, Inc. and Prestige Prime Office, Ltd. and Its Shareholders ***

3(i).1              Articles of Incorporation of ASPI, Inc.**

3(i).2              Articles of Incorporation of A08 Holdings, Inc.**

3(ii).1             Bylaws of ASPI, Inc.**

3(ii).2             Bylaws of A08 Holdings, Inc.**

21.1                Subsidiaries of the Registrant*

31.1                Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1                Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

     * Filed herewith.
     ** Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on July 7, 2009. *** Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on September 10, 2010.

                           Larry O'Donnell, CPA, P.C.

Telephone (303) 745-4545                                       2228 South Fraser
Street
Fax (303) 369-9384                                                        Unit I
Email larryodonnellcpa@comcast.net                     Aurora, Colorado    80014
www.larryodonnellcpa.com


             Report of Independent Registered Public Accounting Firm

Board of Directors
ASPI, Inc.  and Aspeon, Inc.
Denver, Colorado

I have audited the accompanying consolidated balance sheets of ASPI, Inc. and predecessor company, Aspeon, Inc., as of June 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ASPI, Inc. and predecessor company, Aspeon, Inc., as of June 30, 2010 and 2009 and the results of it's consolidated operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had suffered significant losses as of June 30, 2010 and 2009 and no ongoing source of income. Management's plans to address these matters are also included in Note 2 to the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Larry O'Donnell CPA, PC
Larry O'Donnell CPA, PC
Aurora, Colorado
September 28, 2010


                                   ASPI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,         June 30,
                                                                                           2010             2009
                                                                                       --------------  ---------------

                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                        $        36,468 $              -
      Customer Deposits                                                                       41,852                -
      Prepaid Expenses and Other Current Assets                                               11,339              100

                                                                                     ---------------------------------
                 Total Current Assets                                                         89,659              100

      Property & Equipment, net of $49,921 accumulated depreciation                          307,988                -
                                                                                     ---------------------------------


                                                                                     ---------------------------------
      TOTAL ASSETS                                                                   $       397,647 $            100
                                                                                     =================================

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts Payable                                                                        24,233                -
      Accrued Liabilities                                                                    127,218                -
      Prepayments, Clients                                                                    16,707                -
      Advances, Related Parties                                                              167,062                -
                                                                                     ---------------------------------
                 Total Current Liabilities                                                   335,220                -

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                    -                -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                           922,756          222,756
        73,879,655 and 1,314,038 shares issued and outstanding, respectively
      Additional Paid In Capital                                                            (357,435)      85,188,312
      Other Comprehensive Income                                                                  80                -
      Accumulated Deficit                                                                   (502,974)     (85,410,968)
                                                                                     ---------------------------------
                 Total Stockholders' Equity                                                   62,427              100

                                                                                     ---------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $       397,647 $            100
                                                                                     =================================


                  See accompanying Notes to Consolidated Financial Statements.

                                           F-2


                           ASPI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2010 AND 2009



                                                                2010                2009
                                                       -----------------------------------------


REVENUES                                               $             24,920  $                -

COST OF REVENUES                                                     54,126                   -
                                                       -----------------------------------------

                                                                    (29,206)                  -

OPERATING EXPENSES

      General and Administrative                                    423,667             150,198
      Depreciation                                                   50,072                   -
      Gain on Settlement of Debt                                          -             (61,992)
      Gain on Statute Barred Liabilities                                  -          (3,399,505)
      Gain on Sale of Subsidiary companies                                -          (2,519,907)
                                                       -----------------------------------------
      Total Operating (Income)  Expenses                            473,739          (5,831,206)

OPERATING (LOSS) PROFIT                                            (473,739)          5,831,206

Interest and Other Income (Expenses) Net                                (29)            (17,568)

                                                       -----------------------------------------
Profit before Income Taxes                                         (502,974)          5,813,638

Provision for Income Taxes                                                -                   -

                                                       -----------------------------------------
NET (LOSS) INCOME                                      $           (502,974) $        5,813,638
                                                       =========================================


NET INCOME (LOSS) PER SHARE

      Basic & Diluted                                  $                  -  $             2.42
                                                       =========================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                                                 2,398,114
                                                       =========================================



          See accompanying Notes to Consolidated Financial Statements.

                                      F-3


                               ASPI, INC. AND PREDECESSOR COMPANY
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEARS ENDED JUNE 30, 2009 and 2008

                Common Stock          Treasury Stock      Additional    Subscrip-    Accum-        Accum-
                                                           Paid - in      tion       ulated     ulated Compre  Compre-
             Shares      Amount     Shares     Amount     Capital      Receiv-     Deficit       -hensive      hensive      Total
                                                                       able                    Profit/(Loss) Profit/(Loss)
               #            $         #         $            $            $            $              $           $           $
            ----------  ---------- ---------   -------  ------------ ----------- ------------   ---------     ----------  ----------

Balance,
  June
  30,
  2008       1,314,038 $   197,106   (13,333)$ (60,000)$  84,849,858 $          -$ (91,296,473) $   71,867 $          - $ 6,237,641)

Stock
  Issued
  to Round
  Up
  Individ-
  ual
  Stock-
  holder's
  Holdings
  on 15:1
  Reverse
  Split            638           -         -         -             -            -            -           -            -           -

Stock
  Issued
  in
  Settle-
  ment of
  Debt          63,655         637         -         -         9,868            -            -           -            -      10,504

Stock
  Issued
  as Compen-
  sation        75,000         750         -         -        11,625            -            -           -            -      12,375

Stock
  Issued as
  Diretors'
  Remuner-
  ation         50,000         500         -         -         7,750            -            -           -            -       8,250

Stock
  Issued
  In Settle-
  ment
  of Debt    2,376,324      23,763         -         -       369,211            -            -           -            -     392,974

Cancella-
  tion
  of Treas-
  ury
  Stock              -           -    13,333    60,000       (60,000)           -            -           -            -           -

Net &
  Compre-
  hensive
  Profit             -           -         -         -             -            -    5,813,638           -    5,813,638   5,813,638
                                                                                                             -----------

            -----------  ---------- ---------  --------  ------------  ----------  ------------   ---------               ----------
Balance,
  June
  30,
  2009       3,879,655     222,756         -         -    85,188,312            -  (85,482,835)     71,867                      100
            -----------------------------------------------------------------------------------------------               ----------

Subscrip-
  tion
  Receiv-
  able              -           -         -         -             -      100,000            -           -            -      100,000

Common
  stock
  issued
  for
  subscrip-
  tion
  Receiv-
  able      10,000,000     100,000         -         -                   (100,000            -                                    -

Common
  stock
  issued
  for
  Prestige
  Acquisi-
  tion      60,000,000     600,000         -         -             -            -            -                              600,000

Acquisi-
  tion
  account-
  ing                -           -         -         -   (85,545,747)           -   85,482,835     (71,867)                (134,779)

Net &
  Compre-
  hensive
  Income             -           -         -         -             -            -     (502,974)         80     (502,894)   (502,894)
                                                                                                             ===========

            -----------  ---------- ---------  --------  ------------  ----------  ------------   ---------               ----------
Balance,
  June
  30,
  2010      73,879,655 $   922,756 $       -  $      - $    (357,435)$          -$    (502,974) $       80              $    62,427
            ===========  ========== =========  ========  ============  ==========  ============   =========               ==========





          See accompanying Notes to Consolidated Financial Statements.

                                      F-4


                           ASPI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2010 AND 2009


                                                                         June 30,          June 30,
                                                                           2010              2009
                                                                    -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET  (LOSS) INCOME                                                  $       (502,974)$       5,813,638

  ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
    USED IN OPERATING ACTIVITIES
      Stock issued for Consultants                                                 -            12,375
      Stock issued for Directors                                                   -             8,250
      Gain on Settlement of Debt                                                   -           (61,993)
      Gain on Statute barred Liabilities                                           -        (3,399,505)
      Gain on Sale of Subsidiaries                                                 -        (2,519,907)
      Depreciation                                                            49,921                 -
  CHANGES IN OPERATING ASSETS & LIABILITIES
      Increase in Customer Deposits and Prepayments                          (53,091)             (100)
      Increase in Accounts Payable                                           151,450           (14,400)
      Increase in Client Prepayments                                          16,708                 -

                                                                    -----------------------------------
      Total Cash Flow used in Operating Activities                          (337,986)         (161,642)

CASH FLOWS FROM INVESTING ACTIVITIES
      Payments for and Proceeds from sale of subsidiaries                    (50,000)              100
      Purchase of property and equipment                                    (357,909)                -
                                                                    -----------------------------------
      Total Cash Flow (used) provided by Investing Activities               (407,909)              100

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances under Notes Payable                                                 -           161,527
      Advances from related parties                                          167,062                 -
      Proceeds from sales of common stock                                    613,841                 -
                                                                    -----------------------------------
      Total Cash Flow provided by Financing Activities                       780,903           161,527

      Foreign Currrency Translation                                            1,460                 -

DECREASE IN CASH & CASH EQUIVALENTS                                 $         36,468 $             (15)
                                                                    ===================================

Cash and Cash Equivalents at the beginning of the period            $              - $              15
                                                                    ===================================
Cash and Cash Equivalents at the end of the period                  $         36,468 $               -
                                                                    ===================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                              $              - $               -
                                                                    -----------------------------------
Cash paid for income tax                                            $              - $               -
                                                                    -----------------------------------


                 See accompanying Notes to Financial Statements.

                                      F-5

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                        For the Year Ended June 30, 2010

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Prestige Prime Office, Ltd. Acquisition

Effective June 30, 2010, ASPI entered into an Acquisition Agreement with Prestige Prime Office, Ltd. Under the Agreement, ASPI acquired all of the issued and outstanding common stock of Prestige Prime Office, LTD. ("Prestige"), a Hong Kong Special Administrative Region Corporation. As a result of the acquisition, Prestige will become a wholly-owned subsidiary of ASPI.

In exchange for $50,000, cash, and 60,000,000 restricted shares of the common stock of ASPI, ASPI acquired 100% all of the 4,000,000 issued and outstanding shares of common stock of Prestige.

Prestige  has one sole  shareholder,  Mr.  Yeung Cheuk Hung.  As a result of the
acquisition,   Mr.  Yeung  became  the  majority  shareholder  of  ASPI  holding approximately 81.21% of the issued and outstanding common stock of ASPI.

Prestige is a serviced office provider in the Far East. Prestige provides office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports or public transportation. Services include advanced communication system, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Mega Action Limited

During the year ended June 30, 2010, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, will act as directors of the new Subsidiary.

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

Basis of Presentation

Principles of Consolidations

The accompanying consolidated financial statements include the accounts of ASPI and its wholly-owned subsidiaries, Prestige Prime Office, Ltd. and Mega Action Limited. Both subsidiaries operations are located in Asia. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassification

Certain amounts previously reported have been reclassified to conform to current presentation.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful life of each type of asset which ranges from three to five years. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Upon retirement or disposition, the related costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are credited or charged to income.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

Advertising Expenses

For the years ended June 30, 2010 and 2009, the Company expended $23,202 and $-0-, respectively on advertising and marketing. The Company expenses these costs when incurred.

Foreign Currency Translation

The financial statements of ASPI's wholly-owned subsidiaries, Prestige and Mega are measured using the local currency (the Hong Kong Dollar (HK$)) as the functional currency. Assets and liabilities of Prestige and Mega are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

The Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company's financial condition or results of operations in the future.

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

Other Comprehensive Income (Loss)

The Company has no material components of other comprehensive income (loss), and accordingly, net loss is equal to comprehensive loss in all periods.

Net Income (Loss) per Share

Basic net income per share is computed by dividing net income available to common shareholders for the period by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential common shares outstanding during the period.

Income Taxes

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board ("FASB") issued Proposed Accounting Standard Update (Topic 450) - Disclosure of Certain Loss Contingencies. This amendment would lower the current disclosure threshold and broaden the current disclosure requirements to provide adequate and timely information to assist users in assessing the likelihood, potential magnitude, and potential timing (if known) of future cash outflows associated with loss contingencies. For public entities, the new guidance would be effective for fiscal years ending after December 15, 2010, and interim and annual periods in subsequent fiscal years. The Company is currently evaluating the impact of the future adoption of the Update.

There were various other accounting standards and interpretations issued in 2009 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The Company's financial statements for the year ended June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $502,974 for the year ended June 30, 2010 and an accumulated deficit of $502,974 at June 30, 2010. At June 30, 2010, the Company had total current assets of $89,659 and total liabilities, all current of $335,200 for a working capital deficit of $245,541.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

NOTE 3 - ADVANCES, RELATED PARTIES

During the year ended June 30, 2010, Top Growth Holdings Group, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

NOTE 4 - COMMITMENTS AND CONTIGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780.

NOTE 5 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At June 30, 2010, the Company had 73,879,655 shares of its common stock issued and outstanding.

During the year ended June 30, 2010, the Company did issue a Subscription Receivable for $100,000 to issue 10,000,000 shares at $0.01 per share to Top Growth Holdings Group, of which Ms. Look, an officer and director of the Company is a beneficial owner. Prior to year end the Receivable was paid for and the Company issued 10,000,000 shares of its restricted common stock.

On June 30, 2010, the Company issued 60,000,000 restricted shares of the common stock to the sole equity holder of Prestige Prime Offices, Ltd., Mr. Mr. Yeung Cheuk Hung in exchange for 100% all of the 4,000,000 issued and outstanding shares of common stock of Prestige, as further described in Note 1.

NOTE 6 - TAXES

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2030. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                     Estimated NOL     Valuation      Net Tax
   Period Ending     Carry-forward     Allowance      Benefit

   June 30, 2010         502,947        (502,947)         -



NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended June 30, 2010 and found no other reportable subsequent events.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ASPI, INC.



Date: October 11, 2010                      By: /s/ Yuen Ling Look
                                                --------------------------------
                                                Yuen Ling Look, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)



    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 11, 2010
                                          ASPI, INC.


                                          /s/ Yuen Ling Look
                                          --------------------------------------
                                          Yuen Ling Look, Director



                                          Siu Lun Tong
                                          --------------------------------------
                                          Siu Lun Tong, Director