Form 10-Q
period 2010-09-30
ASPI, INC.
filed 2010-11-22
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the quarterly period ended September 30, 2010

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

                                  303-422-8127
                         (Registrant's Telephone number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 11, 2010, there were 73,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION



Item 1.  Financial Statements       (Unaudited)                                           Page
                                                                                          ----

         Balance Sheets - September 30, 2010 and June 30, 2010 (Audited)                   F-1

         Statements of Operations  -
                  For Three Months Ended September 30, 2010 and 2009                       F-2

         Statements of Changes in Shareholders' Deficit -
                   For the Three Months Ended September 30, 2010                           F-3

         Statements of Cash Flows -
                  For the Three Months ended September 30, 2010 and 2009                   F-4

         Notes to the Financial Statements                                                 F-5

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   ASPI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                                       September 30,    June 30,
                                                                                          2010            2010
                                                                                        (Unaudited)     (Audited)
                                                                                                        (Restated)
                                                                                       ------------  ----------------
                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                        $      24,609 $          36,468
      Customer Deposits                                                                     39,641            41,852
      Prepaid Expenses and Other Current Assets                                              5,705            11,339

                                                                                     --------------------------------
                 Total Current Assets                                                       69,955            89,659

      Property & Equipment, net of $71,681 and $49,921
           accumulated depreciation, respectively                                          287,682           307,988
                                                                                     --------------------------------

                                                                                     --------------------------------
      TOTAL ASSETS                                                                   $     357,637 $         397,647
                                                                                     ================================

                            LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities

      Accounts Payable                                                                      12,116            24,233
      Accrued Liabilities                                                                  153,601           127,218
      Prepayments, Clients                                                                  39,403            16,707
      Advances, Related Parties                                                            204,551           167,062
                                                                                     --------------------------------
                 Total Current Liabilities                                                 409,671           335,220

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                  -                 -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                         700,100           700,100
        73,879,655 shares issued and outstanding, respectively
      Additional Paid In Capital                                                                 1                 1
      Other Comprehensive Income                                                            (1,374)               77
      Accumulated Deficit                                                                 (750,761)         (637,750)
                                                                                     --------------------------------
                 Total Stockholders' (Deficit) Equity                                      (52,034)           62,427

                                                                                     --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $     357,637 $         397,647
                                                                                     ================================


                  See accompanying Notes to Consolidated Financial Statements.

                                              F-1


                           ASPI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 and 2009
                                   (UNAUDITED)


                                                                2010                2009
                                                       -----------------------------------------


REVENUES                                               $               32,245 $               -

COST OF REVENUES                                                       19,018                 -
                                                       -----------------------------------------

                                                                       13,227                 -

OPERATING EXPENSES

      General and Administrative                                    104,680                   -
      Depreciation                                                   21,556                   -
                                                       -----------------------------------------
      Total Operating (Income)  Expenses                            126,236                   -

OPERATING (LOSS) PROFIT                                            (126,236)                  -

Interest and Other Income (Expenses) Net                                 (1)                  -
                                                       -----------------------------------------
Profit before Income Taxes                                         (113,010)                  -

Provision for Income Taxes                                                -                   -

                                                       -----------------------------------------
NET (LOSS) INCOME                                      $           (113,010)$                 -
                                                       =========================================


NET INCOME (LOSS) PER SHARE

      Basic & Diluted                                  $                    $   -             -
                                                       =========================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                        73,879,655               3,879,655
                                                       =========================================



          See accompanying Notes to Consolidated Financial Statements.
                                      F-2


                                                  ASPI, INC. AND SUBISIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

                                  Common Stock       Additional               Accumulated
                                                     Paid - in   Accumulated  Comprehensive   Comprehensive
                               Shares      Amount     Capital     Deficit     Profit/(Loss) Profit / (Loss)  Total

                                 #            $          $           $           $                 $          $
                             -----------  ---------- ----------- -----------  ---------         ---------  ---------

Balance, June 30 2010        73,879,655 $   700,100           1    (637,750) $      77      $   (502,894) $  62,427

Net & Comprehensive loss              -           -           -    (113,010)    (1,451)                    (114,461)

                             -----------  ---------- ----------- -----------  ---------         ---------  ---------
Balance, September 30, 2010  73,879,655    $700,100   $       1  $ (750,761)   $(1,374)         (114,461)  $(52,034)
                             ===========  ========== =========== ===========  =========         =========  =========

                          See accompanying Notes to Consolidated Financial Statements.
                                                      F-3


                           ASPI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
                                   (UNAUDITED)

                                                                           2010              2009
                                                                    -----------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET  (LOSS) INCOME                                                  $       (113,010) $              -

  ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
    USED IN OPERATING ACTIVITIES
      Depreciation                                                            21,760                 -
  CHANGES IN OPERATING ASSETS & LIABILITIES
      Decrease in Customer Deposits and Prepayments                            7,846                 -
      Increase in Accounts Payable                                            14,267                 -
      Increase in Client Prepayments                                          22,695                 -

                                                                    -----------------------------------
      Total Cash Flow used in Operating Activities                           (46,442)                -

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                      (1,727)                -
                                                                    -----------------------------------
      Total Cash Flow used by Investing Activities                            (1,727)                -

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from related parties                                           37,487                 -
                                                                    -----------------------------------
      Total Cash Flow provided by Financing Activities                        37,487                 -

      Foreign Currrency Translation                                           (1,176)                -

DECREASE IN CASH                                                    $        (11,858)$               -
                                                                    ===================================

Cash at the beginning of the period                                 $         36,468 $               -
                                                                    ===================================
Cash at the end of the period                                       $         24,609 $               -
                                                                    ===================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                              $              - $               -
                                                                    -----------------------------------
Cash paid for income tax                                            $              - $               -
                                                                    -----------------------------------


          See accompanying Notes to Consolidated Financial Statements.
                                      F-4

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                  For the Three Months Ended September 30, 2010
                                   (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

ASPI, Inc. was incorporated in the State of Delaware in September 2008.

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

Basis of Presentation

Restatement of June 30, 2010 Balance Sheet

Subsequent to the issuance of the Company's unaudited financial statements for the three months ended September 30, 2010, the Company determined that it would restate its June 30, 2010 Balance Sheet to reflect the impairment of goodwill as an loss transaction rather than a debit to additional paid in capital. The Balance Sheet at June 30, 2010 herewith has been restated to show the changes to common stock, additional paid in capital and accumulated deficit. Additionally, the June 30, 2010 financial statements in the Company's Annual Report on Form 10-K will be restated to properly account for the impairment of goodwill from the Prestige transaction. Consequently, the June 30, 2010 financial statements filed with the Company's Annual Report on Form 10-K should not be relied upon.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of ASPI and its wholly-owned subsidiaries, Prestige Prime Office, Ltd. and Mega Action Limited. Both subsidiaries operations are located in Asia. All significant inter-company balances and transactions have been eliminated in consolidation.

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended June 30, 2010. Interim results are not necessarily indicative of results for a full year or any future period.

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

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur. The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended September 30, 2010 and 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

Other Comprehensive Income (Loss)

The Company recognizes unrealized gains and loss on the Company's foreign currency translation adjustments as components of other comprehensive income
(loss).

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

NOTE 2 - GOING CONCERN

The Company's financial statements for the three months ended September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $113,010 for the three months ended September 30, 2010 and an accumulated deficit of $750,761 at September 30, 2010. At September 30, 2010, the Company had total current assets of $69,955 and total liabilities, all current of $409,671 for a working capital deficit of $339,716.

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

NOTE 3 - ADVANCES, RELATED PARTIES

During the year ended June 30, 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. Suring the three months ended September 30, 2010, Mr. Yeung Cheuk Hung advanced additional funds of $37,487. At September 30, 2010, the Company owes him $201,232. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

NOTE 4 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into lease with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At September 30, 2010, the Company had $39,403 in prepayment liabilities.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780. The Company's minimum annual rent rate is:

                  Fiscal Year Ended
                    June 30, 2010       Annual Rent
                    -------------       -----------
                           2011             $213,780
                           2012             $213,780
                           2013             $213,780
                           2014             $213,780
                           2015             $213,780


NOTE 6 - STOCKHOLDERS' (DEFICIT) EQUITY

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At September 30, 2010, the Company had 73,879,655 shares of its common stock issued and outstanding.

NOTE 7 - TAXES

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



NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended September 30, 2010 and found no other reportable subsequent events.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

During the three months ended September 30, 2010, we recognized $32,245 from our service office operations. During the three months ended September 30, 2010, we incurred cost of revenues of $19,018 resulting in a gross profit of $13,227. During the September 30, 2010, we did not recognize any revenue.

During the three months ended September 30, 2010, we incurred operational expenses of $126,236. During the three months ended September 30, 2009, we did not incur any operational expenses. The increase of $126,236, was a result of the increased operational activities due to the acquisition of our subsidiary Prestige.

During the three months ended September 30, 2010, we incurred a net loss of $113,010. During the three months ended September 30, 2009, we did not incur a net loss or net income. The increase of $113,010 was a result of the increase in our operational activities, as discussed above.

LIQUIDITY

At September 30, 2010, we had total current assets of $69,955, consisting of $24,609 in cash and cash equivalents, $39,641 in customer deposits and $5,705 in prepaid expenses and other assets. At September 30, 2010, we had total liabilities of $409,671, all current. Total liabilities included $12,116 in accounts payable, $153,601 in accrued liabilities $39,403 in client prepayments and $204,551 in advances from related parties.

During the three months ended September 30, 2010, we used funds of $46,442 in our operational activities. During the three months ended September 30, 2010, we recognized a net loss of $113,010, which was adjusted for depreciation of $21,760. During the three months ended September 30, 2009, we neither received nor used funds from operations.

During the three months ended September 30, 2010, we used $1,727 in investing activities in the purchase of office equipment. During the three months ended September 30, 2009, we neither used nor received funds from investing activities.

During the three months ended September 30, 2010, we received $37,487 from our financing activities. During the three months ended September 30, 2009, we neither received nor used funds from our financing activities.

During the year ended June 30, 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. Suring the three months ended September 30, 2010, Mr. Yeung Cheuk Hung advanced additional funds of $37,487. At September 30, 2010, the Company owes him $201,232. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

Off-Balance Sheet Arrangements.

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Short Term.

On a short-term basis, we generate limited revenues, which are not sufficient to cover operations. Based on our limited operating history in the service office industry, we will continue to have insufficient revenue to satisfy current and recurring liabilities for the near future. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for working capital.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the deficiency in our internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            NONE.


ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  REMOVED AND RESERVED


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





                                             ASPI, INC.
                                             (Registrant)



Dated:  November 22, 2010                    By: /s/ Look  Yuen Ling
                                                 -------------------
                                                 Look Yuen Ling
                                                 President, Chief Executive
                                                    Officer and Chief Financial
                                                    Officer