Form 10-Q
period 2010-12-31
ASPI, INC.
filed 2011-02-18
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                            For the quarterly period ended December 31, 2010

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

                                  303-422-8127
                          ----------------------------
                         (Registrant's Telephone number)

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

As of February 16, 2011, there were 73,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements       (Unaudited)                                        Page
                                                                                       ----

         Balance Sheets - December 31, 2010 and June 30, 2010 (Audited)                 F-1

         Statements of Operations  -
                  For Three and Six Months Ended December 31, 2010 and 2009             F-2

         Statements of Cash Flows -
                  For the Six Months Ended December 31, 2010 and 2009                   F-3

         Notes to the Financial Statements                                              F-4

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   ASPI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                                       December 31,     June 30,
                                                                                          2010            2010
                                                                                        (Unaudited)     (Audited)
                                                                                       ------------------------------

                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                        $      11,505 $          36,468
      Prepaid Expenses and Other Current Assets                                             43,358            53,191

                                                                                     --------------------------------
                 Total Current Assets                                                       54,863            89,659

      Property & Equipment, net of $71,681 and $49,921
           accumulated depreciation, respectively                                          266,219           307,988
                                                                                     --------------------------------


                                                                                     --------------------------------
      TOTAL ASSETS                                                                   $     321,082 $         397,647
                                                                                     ================================

                            LIABILITIES & STOCKHOLDERS'  (DEFICIT) EQUITY

Current Liabilities

      Accounts Payable                                                                      32,467            24,233
      Accrued Liabilities                                                                  205,920           127,218
      Prepayments, Clients                                                                  34,202            16,707
      Advances, Related Parties                                                            240,730           167,062
                                                                                     --------------------------------
                 Total Current Liabilities                                                 513,319           335,220


STOCKHOLDERS' (DEFICIT) EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                  -                 -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                         700,100           700,100
        73,879,655 shares issued and outstanding, respectively
      Additional Paid In Capital                                                                 1                 1
      Other Comprehensive Income                                                              (978)               77
      Accumulated Deficit                                                                 (891,360)         (637,750)
                                                                                     --------------------------------
                 Total Stockholders' (Deficit) Equity                                     (192,237)           62,427
                                                                                     --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $     321,082 $         397,647
                                                                                     ================================


            See accompanying Notes to Consolidated Financial Statements.


                                   ASPI, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2010 and 2009
                                           (UNAUDITED)

                                                           For the Three Months Ended         For the Six Months Ended
                                                                 December 31,                       December 31,
                                                            2010             2009              2010              2009
                                                     ----------------------------------------------------------------------

REVENUES                                             $           43,522  $             -  $         75,767  $            -

COST OF REVENUES                                                 15,446                -            34,464               -
                                                     ----------------------------------------------------------------------

                                                                 28,076                -            41,303               -

OPERATING EXPENSES

      General and Administrative                                147,037            2,996           251,718           2,996
      Depreciation                                               21,638                -            43,194               -
                                                     ----------------------------------------------------------------------
      Total Operating (Income)  Expenses                        168,675            2,996           294,912           2,996

OPERATING (LOSS) PROFIT                                        (168,675)          (2,996)         (294,912)         (2,996)

Interest and Other Income (Expenses) Net                             (1)               -                (1)              -

                                                     ----------------------------------------------------------------------
Profit before Income Taxes                                     (140,600)          (2,996)         (253,610)         (2,996)

Provision for Income Taxes                                           -                -                  -               -

                                                     ----------------------------------------------------------------------
NET (LOSS) INCOME                                    $         (140,600) $        (2,996) $       (253,610) $       (2,996)
                                                     ======================================================================


NET INCOME (LOSS) PER SHARE

      Basic & Diluted                                $                -  $   -          - $              -   $           -
                                                     ======================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                        73,879,655         3,879,655       73,879,655       3,879,655
                                                     ======================================================================



                     See accompanying Notes to Consolidated Financial Statements.


                                   ASPI, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
                                           (UNAUDITED)

                                                                                2010                2009
                                                                         --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET  (LOSS) INCOME                                                       $        (253,610) $           (2,996)

  ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
    USED IN OPERATING ACTIVITIES
      Depreciation                                                                  43,114                   -
  CHANGES IN OPERATING ASSETS & LIABILITIES
      Decrease in Prepaid Expenses                                                   9,833                   -
      Increase in Accounts Payable                                                  86,937               2,996
      Increase in Client Prepayments                                                17,494                   -

                                                                         --------------------------------------
      Total Cash Flow used in Operating Activities                                 (96,232)                  -

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                            (1,345)                  -
                                                                           ------------------------------------
      Total Cash Flow used by Investing Activities                                  (1,345)                  -

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from related parties                                                 73,668                   -
                                                                         --------------------------------------
      Total Cash Flow provided by Financing Activities                              73,668                   -

      Foreign Currrency Translation                                                 (1,054)                  -

DECREASE IN CASH & CASH EQUIVALENTS                                      $         (24,963) $                -
                                                                         ======================================

Cash and Cash Equivalents at the beginning of the period                 $          36,468  $                -
                                                                         ======================================
Cash and Cash Equivalents at the end of the period                       $          11,505  $                -
                                                                         ======================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $               -  $                -
                                                                         --------------------------------------
Cash paid for income tax                                                 $               -  $                -
                                                                         --------------------------------------


               See accompanying Notes to Consolidated Financial Statements.

                                              F-3

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Six Months Ended December 31, 2010
                                   (Unaudited)

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

Foreign Currency Translation

The financial statements of ASPI's wholly-owned subsidiaries, Prestige and Mega are measured using the local currency (the Hong Kong Dollar (HK$) as the functional currency. Assets and liabilities of Prestige and Mega are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the six months ended December 31, 2010 and 2009, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

NOTE 2 - GOING CONCERN

The Company's financial statements for the six months ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $253,610 for the six months ended December 31, 2010 ($140,600 for the three months ended December 31, 2010) and an accumulated deficit of $891,360 at December 31, 2010. At December 31, 2010, the Company had total current assets of $54,863 and total liabilities, all current of $513,319 for a working capital deficit of $458,456.

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

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. During the six months ended December 31, 2010, Mr. Yeung Cheuk Hung advanced additional funds of $73,668. At December 31, 2010, the Company owes him $237,413. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

NOTE 4 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into lease with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At December 31, 2010, the Company had $34,202 in prepayment liabilities.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780. The Company's minimum annual rent rate is:

                       Fiscal Year Ended
                         June 30, 2010                  Annual Rent
                         -------------                  -----------
                               2011                       $213,780
                               2012                       $195,965

NOTE 6 - STOCKHOLDERS' (DEFICIT) EQUITY

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2010, the Company had 73,879,655 shares of its common stock issued and outstanding.

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



NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the six months ended December 31, 2010 and found no other reportable subsequent events.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009

During the three months ended December 31, 2010, we recognized $43,522 from our service office operations. During the six months ended December 31, 2010, we incurred cost of revenues of $15,446 resulting in a gross profit of $28,076. During the three months ended December 31, 2009, we did not recognize any revenue.

During the three months ended December 31, 2010, we incurred operational expenses of $168,675. During the three months ended December 31, 2009, we incurred $2,996 in operational expenses. The increase of $165,679, was a result of the increased operational activities due to the acquisition of our subsidiary Prestige.

During the three months ended December 31, 2010, we incurred a net loss of $140,600. During the three months ended December 31, 2009, we incurred a net loss of $2,996. The increase of $137,604 was a result of the increase in our operational activities, as discussed above.

For the Six Months Ended December 31, 2010 Compared to the Six Months Ended December 31, 2009

During the six months ended December 31, 2010, we recognized $75,767 from our service office operations. During the six months ended December 31, 2010, we incurred cost of revenues of $34,464 resulting in a gross profit of $41,303. During the six months ended December 31, 2009, we did not recognize any revenue.

During the six months ended December 31, 2010, we incurred operational expenses of $294,912. During the six months ended December 31, 2009, we incurred $2,996 in operational expenses. The increase of $291,916 was a result of the increased operational activities due to the acquisition of our subsidiary Prestige.

During the six months ended December 31, 2010, we incurred a net loss of $253,610. During the six months ended December 31, 2009, we incurred a net loss of $2,996. The increase of $250,614 was a result of the increase in our operational activities, as discussed above.

LIQUIDITY

At December 31, 2010, we had total current assets of $54,863, consisting of $11,505 in cash and cash equivalents and $43,358 in prepaid expenses and other assets. At December 31, 2010, we had total liabilities of $513,319, all current. Total liabilities included $32,467 in accounts payable, $205,920 in accrued liabilities $34,202 in client prepayments and $240,730 in advances from related parties.

During the six months ended December 31, 2010, we used funds of $96,232 in our operational activities. During the six months ended December 31, 2010, we recognized a net loss of $253,610, which was adjusted for depreciation of $43,114. During the six months ended December 31, 2009, we used funds of $2,996 in our operational activities. During the six months ended December 31, 2009, we incurred a net loss of $2,996 that was not adjusted for any non-cash activities.

During the six months ended December 31, 2010, we used $1,345 in investing activities in the purchase of office equipment. During the six months ended December 31, 2009, we neither used nor received funds from investing activities.

During the six months ended December 31, 2010, we received $73,668 from our financing activities. During the six months ended December 31, 2009, we neither received nor used funds from our financing activities.

During the year ended June 30, 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. During the six months ended December 31, 2010, Mr. Yeung Cheuk Hung advanced additional funds of $73,668. At December 31, 2010, the Company owes him $237,413. Such funds are due on demand.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                   ASPI, INC.
                                  (Registrant)



Dated:  February 18, 2011         By: /s/ Look  Yuen Ling
                                      --------------------------
                                          Look Yuen Ling
                                          President, Chief Executive Officer and
                                              Chief Financial Officer