Form 10-Q
period 2011-03-31
ASPI, INC.
filed 2011-05-10
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2011

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-21477

                                   ASPI, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

         Delaware                                          27-0514566
         --------                                          ----------
(State of Incorporation)                              (IRS Employer ID Number)

                       7609 Ralston Road, Arvada, CO 80002
                    -----------------------------------------
                    (Address of principal executive offices)

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

As of May 3, 2011, there were 73,879,655 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                        Page
                                                                                       ----

         Balance Sheets - March 31, 2011 and June 30, 2010 (Audited)                    F-1

         Statements of Operations  -
                  For Three and Nine Months Ended March 31, 2011 and 2010               F-2

         Statements of Cash Flows -
                  For the Nine Months Ended March 31, 2011 and 2010                     F-3

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   ASPI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                                        March 31,       June 30,
                                                                                          2011            2010
                                                                                        (Unaudited)     (Audited)
                                                                                                        (Restated)
                                                                                       ------------------------------

                            ASSETS

Current Assets

      Cash & Cash Equivalents                                                        $      30,493   $        36,468
      Prepaid Expenses and Other Current Assets                                             54,353            53,191

                                                                                     --------------------------------
                 Total Current Assets                                                       84,846            89,659

      Property & Equipment, net of $114,680 and $49,921
           accumulated depreciation, respectively                                          251,472           307,988
                                                                                     --------------------------------


                                                                                     --------------------------------
      TOTAL ASSETS                                                                   $     336,318   $       397,647
                                                                                     ================================

                            LIABILITIES & STOCKHOLDERS'  (DEFICIT) EQUITY

Current Liabilities

      Accounts Payable                                                                      39,731            24,233
      Accrued Liabilities                                                                  245,362           127,218
      Prepayments, Clients                                                                  47,793            16,707
      Advances, Related Parties                                                            304,486           167,062
                                                                                     --------------------------------
                 Total Current Liabilities                                                 637,372           335,220


STOCKHOLDERS' (DEFICIT) EQUITY

      Preferred Stock, $0.01 par value: 25,000,000 shares authorized, no shares                  -                 -
        issued and outstanding.
      Common Stock, $0.01 par value: 100,000,000 shares authorized                         700,100           700,100
        73,879,655 shares issued and outstanding, respectively
      Additional Paid In Capital                                                                 1                 1
      Other Comprehensive Income                                                              (874)               77
      Accumulated Deficit                                                               (1,000,281)         (637,750)
                                                                                     --------------------------------
                 Total Stockholders' (Deficit) Equity                                     (301,054)           62,427

                                                                                     --------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $     336,318   $       397,647
                                                                                     ================================


                    See Accompanying Notes to Consolidated Financial Statements.
                                              F-1


                           ASPI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE NINE AND THREE MONTHS ENDED MARCH 31, 2011 and 2010
                                   (UNAUDITED)


                                                           For the Three Months Ended        For the Nine Months Ended
                                                                   March 31,                          March 31,
                                                            2011             2010              2011              2010
                                                     ----------------------------------------------------------------------


REVENUES                                             $         47,928  $             -  $        123,695  $              -

COST OF REVENUES                                               14,567                -            49,031                 -
                                                     ----------------------------------------------------------------------

                                                               33,361                -            74,664                 -

OPERATING EXPENSES

      General and Administrative                              121,440           16,964           373,159            19,960
      Depreciation                                             21,714                -            64,908                 -
                                                     ----------------------------------------------------------------------
      Total Operating (Income)  Expenses                      143,154           16,964           438,067            19,960

OPERATING (LOSS) PROFIT                                      (143,154)         (16,964)         (438,067)          (19,960)

Interest and Other Income (Expenses) Net                          872                -               872                 -

                                                     ----------------------------------------------------------------------
Profit before Income Taxes                                   (108,921)         (16,964)         (362,531)          (19,960)

Provision for Income Taxes                                          -                -                 -                 -

                                                     ----------------------------------------------------------------------
NET (LOSS) INCOME                                    $       (108,921)$        (16,964)  $      (362,531) $        (19,960)
                                                     ======================================================================


NET INCOME (LOSS) PER SHARE

      Basic & Diluted                                $              -  $             -   $             -  $              -
                                                     ======================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

      Basic & Diluted                                      73,879,655        3,879,655        73,879,655         3,879,655
                                                     ======================================================================



                     See Accompanying Notes to Consolidated Financial Statements.
                                              F-2


                                   ASPI, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
                                           (UNAUDITED)

                                                                                2011                2010

                                                                         --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

NET  (LOSS) INCOME                                                       $        (362,531) $          (19,960)

  ADJUSTMENTS TO RECONCILE NET PROFIT  TO NET CASH
    USED IN OPERATING ACTIVITIES
      Depreciation                                                                  64,908                   -
  CHANGES IN OPERATING ASSETS & LIABILITIES
      Increase in Prepaid Expenses                                                  (1,162)                  -
      Increase in Accounts Payable                                                 133,642              19,960
      Increase in Client Prepayments                                                31,086                   -

                                                                         --------------------------------------
      Total Cash Flow used in Operating Activities                                (134,057)                  -

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                            (8,392)                  -
                                                                           ------------------------------------
      Total Cash Flow used by Investing Activities                                  (8,392)                  -

CASH FLOWS FROM FINANCING ACTIVITIES
      Advances from related parties                                                137,424                   -
      Subscription receivable                                                            -             100,000
                                                                         --------------------------------------
      Total Cash Flow provided by Financing Activities                             137,424             100,000

      Foreign Currrency Translation                                                   (950)                  -

DECREASE IN CASH & CASH EQUIVALENTS                                      $          (5,975) $          100,000
                                                                         ======================================

Cash and Cash Equivalents at the beginning of the period                 $          36,468  $                -
                                                                         ======================================
Cash and Cash Equivalents at the end of the period                       $          30,493  $          100,000
                                                                         ======================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
Cash paid for interest                                                   $               -  $                -
                                                                         --------------------------------------
Cash paid for income tax                                                 $               -  $                -
                                                                         --------------------------------------


                  See Accompanying Notes to Consolidated Financial Statements.
                                              F-3

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    For the Nine Months Ended March 31, 2011
                                   (Unaudited)


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

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    For the Nine Months Ended March 31, 2011
                                   (Unaudited)

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

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    For the Nine Months Ended March 31, 2011
                                   (Unaudited)

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing the net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine months ended March 31, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive because of the net loss.

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

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    For the Nine Months Ended March 31, 2011
                                   (Unaudited)

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

NOTE 2 - GOING CONCERN

The Company's financial statements for the nine months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $362,531 for the nine months ended March 31, 2011 ($108,921 for the three months ended March 31, 2011) and an accumulated deficit of $1,000,281 at March 31, 2011. At March 31, 2011, the Company had total current assets of $84,846 and total liabilities, all current of $637,372 for a working capital deficit of $552,526.

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

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    For the Nine Months Ended March 31, 2011
                                   (Unaudited)


NOTE 3 - ADVANCES, RELATED PARTIES

During the year ended June 30, 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. During the nine months ended March 31, 2011, Mr. Yeung Cheuk Hung advanced additional funds of $137,424. At March 31, 2011, the Company owes him $301,169. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

NOTE 4 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into lease with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At March 31, 2011, the Company had $47,793 in prepayment liabilities.

NOTE 5 - COMMITMENTS AND CONTIGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780. The Company's minimum annual rent rate is:

                     Fiscal Year Ended
                         June 30,                 Annual Rent
                         --------                 -----------
                             2011                   $213,780
                             2012                   $195,965

NOTE 6 - STOCKHOLDERS' (DEFICIT) EQUITY

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At March 31, 2011, the Company had 73,879,655 shares of its common stock issued and outstanding.

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

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                    For the Nine Months Ended March 31, 2011
                                   (Unaudited)


The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                           Estimated NOL     Valuation      Net Tax
      Period Ending        Carry-forward     Allowance      Benefit

 Nine months ended
      March 31, 2011           913,740         (913,740)        -

      June 30, 2010            502,947         (502,947)        -



NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the nine months ended March 31, 2011 and found no other reportable subsequent events.

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

RESULTS OF OPERATIONS

For the Three  Months  Ended March 31, 2011  Compared to the Three  Months Ended
--------------------------------------------------------------------------------
March 31, 2010
--------------

During the three months ended March 31, 2011, we recognized $47,928 from our service office operations. During the three months ended March 31, 2011, we incurred cost of revenues of $14,567 resulting in a gross profit of $33,361. During the three months ended December 31, 2009, we did not recognize any revenue.

During the three months ended March 31, 2011, we incurred operational expenses of $143,154. During the three months ended March 31, 2010, we incurred $16,964 in operational expenses. The increase of $126,190, was a result of the increased operational activities due to the acquisition of our subsidiary Prestige.

During the three months ended March 31, 2011, we incurred a net loss of $108,921. During the three months ended March 31, 2010, we incurred a net loss of $16,964. The increase of $91,957 was a result of the increase in our operational activities, as discussed above.

For the Nine Months Ended March 31, 2011 Compared to the Nine Months Ended March
--------------------------------------------------------------------------------
31, 2010
--------

During the nine months ended March 31, 2011, we recognized $123,695 from our service office operations. During the nine months ended March 31, 2011, we incurred cost of revenues of $49,031 resulting in a gross profit of $74,664. During the nine months ended March 31, 2010, we did not recognize any revenue.

During the nine months ended March 31, 2011, we incurred operational expenses of $438,067. During the nine months ended March 31, 2010, we incurred $19,960 in operational expenses. The increase of $418,107 was a result of the increased operational activities due to the acquisition of our subsidiary Prestige.

During the nine months ended March 31, 2011, we incurred a net loss of $362,531. During the nine months ended March 31, 2011, we incurred a net loss of $19,960. The increase of $342,571 was a result of the increase in our operational activities, as discussed above.

LIQUIDITY

At March 31, 2011, we had total current assets of $84,846, consisting of $30,493 in cash and cash equivalents and $54,538 in prepaid expenses and other assets. At March 31, 2011, we had total liabilities of $637,372, all current. Total liabilities included $39,731 in accounts payable, $245,362 in accrued liabilities $47,793 in client prepayments and $304,486 in advances from related parties.

During the nine months ended March 31, 2011, we used funds of $134,057 in our operational activities. During the nine months ended March 31, 2011, we recognized a net loss of $362,531, which was adjusted for depreciation of $64,908. During the nine months ended March 31, 2010, we did not use funds in our operational activities. During the nine months ended March 31, 2010, we incurred a net loss of $19,960 that was not adjusted for any non-cash activities.

During the nine months ended March 31, 2011, we used $8,392 in investing activities in the purchase of office equipment. During the nine months ended March 31, 2010, we neither used nor received funds from investing activities.

During the nine months ended March 31, 2011, we received $137,424 from our financing activities. During the nine months ended March 31, 2010, we received $100,000 from our financing activities.

During the year ended June 30, 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $2,996 to the Company. Such funds are due on demand.

During the year ended June 30, 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds at June 30, 2010 of $163,745 to support the operations of Prestige. During the nine months ended March 31, 2011, Mr. Yeung Cheuk Hung advanced additional funds of $137,424. At March 31, 2011, the Company owes him $301,169. Such funds are due on demand.

During the year ended June 30, 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $321 to Mega to support operations. Such funds are due on demand.

Off-Balance Sheet Arrangements
------------------------------

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Short Term
----------

On a short-term basis, we generate limited revenues, which are not sufficient to cover operations. Based on our limited operating history in the service office industry, we will continue to have insufficient revenue to satisfy current and recurring liabilities for the near future. For short term needs we will be dependent on receipt, if any, of offering proceeds.

Capital Resources
-----------------

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year, however if operations are commenced, substantial capital will be needed to pay for working capital.

Need for Additional Financing
-----------------------------

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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





                                       ASPI, INC.
                                       (Registrant)



Dated:  May 9, 2011                    By: /s/ Look  Yuen Ling
                                           -------------------
                                           Look Yuen Ling
                                           President, Chief Executive Officer
                                               and Chief Financial Officer