Form 10-K
period 2011-06-30
ASPI, INC.
filed 2011-10-12
CIK 1021917

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

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2011

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

                          COMMISSION FILE NO. 000-21477

                                   ASPI, INC.
                ------------------------------------------------
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                   DELAWARE                                  27-0514566
----------------------------------------------      ---------------------------
         (STATE OR OTHER JURISDICTION                     (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)               IDENTIFICATION NUMBER)

               7609 RALSTON ROAD
               ARVADA, COLORADO                                80002
----------------------------------------------      ---------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (303) 421-8127
                       ----------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer  |_|    Accelerated filer  |_|
Non-accelerated filer    |_|    Smaller reporting company  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 7, 2011 was approximately $5,820 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date. As of October 7, 2011, there were 73,879,655 shares outstanding of which 582,013 shares were held by non-affiliates.

                                TABLE OF CONTENTS

 ITEM                              DESCRIPTION                              PAGE
--------       ------------------------------------------------------------ ----
PART I

Item 1.        Business                                                        1

Item 1A.       Risk Factors                                                    5

Item 1B.       Unresolved Staff Comments                                       8

Item 2.        Description of Properties                                       9

Item 3.        Legal Proceedings                                               9

Item 4.        Removed and Reserved.                                           9

PART II

Item 5.        Market for Registrant's Common Equity,  Related Stockholder
               Matters, and Issuer Purchases of Equity Securities              9

Item 6.        Selected Financial Data                                        10

Item 7.        Management's Discussion and Analysis of Financial Condition    11
               and Results of Operations

Item 7A.       Quantative and Qualiative Disclosures About Market Risk        14

Item 8.        Financial Statements and Supplementary Data                    14

Item 9.        Changes in and Disagreements with Accountants on Accounting    29
               and Financial Disclosure

Item 9A.       Controls and Procedures                                        29

Item 9B.       Other Information                                              30

PART III

Item 10.       Directors, Executive Officers and Corporate Governance         31

Item 11.       Executive Compensation                                         33

Item 12.       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                34

Item 13.       Certain Relationships and Related Transactions and Director
               Independence                                                   35


Item 14.       Principal Accountant Fees and Services                         36

Item 15.       Exhibits and Financial Statement Schedules                     37

                           FORWARD-LOOKING STATEMENTS

IN ADDITION TO HISTORICAL INFORMATION, SOME OF THE INFORMATION PRESENTED IN THIS ANNUAL REPORT ON FORM 10-K CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE"REFORM ACT"). ALTHOUGH ASPI, INC. ("ASPI" OR THE "COMPANY", WHICH MAY ALSO BE REFERRED TO AS "WE", "US" OR "OUR") BELIEVES THAT ITS EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS WITHIN THE BOUNDS OF ITS KNOWLEDGE OF ITS BUSINESS AND
OPERATIONS: THERE CAN BE NO ASSURANCE THAT ACTUAL RESULTS WILL NOT DIFFER MATERIALLY FROM OUR EXPECTATIONS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED, INCLUDING BUT NOT LIMITED TO, OUR ABILITY TO REACH SATISFACTORILY NEGOTIATED SETTLEMENTS WITH OUR OUTSTANDING CREDITORS, RAISE DEBT AND, OR, EQUITY TO FUND NEGOTIATED SETTLEMENTS WITH OUR CREDITORS AND TO MEET OUR ONGOING OPERATING EXPENSES AND MERGE WITH ANOTHER ENTITY WITH EXPERIENCED MANAGEMENT AND OPPORTUNITIES FOR GROWTH IN RETURN FOR SHARES OF OUR COMMON STOCK TO CREATE VALUE FOR OUR SHAREHOLDERS. CAUTIONARY STATEMENTS REGARDING THE RISKS, UNCERTAINTIES AND OTHER FACTORS ASSOCIATED WITH THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED UNDER "RISK FACTORS" IN THIS FORM 10-K. YOU ARE URGED TO CAREFULLY CONSIDER THESE FACTORS, AS WELL AS OTHER INFORMATION CONTAINED IN THIS FORM 10-K AND IN OUR OTHER PERIODIC REPORTS AND DOCUMENTS FILED WITH THE SEC.

                                     PART I

ITEM 1.  BUSINESS
-----------------

COMPANY HISTORY AND OVERVIEW

ASPI, Inc. ("Company" or "APSI") was formed in Delaware in September 29, 2008. On May 21, 2009, ASPI merged with Aspeon, Inc. (Aspeon) and A08 Holdings, Inc.
(A08) to reorganize into a holding company structure under which ASPI would survive as the holding company by merger with Aspeon and A08. After the merger, holders of Aspeon common stock received an equivalent number of shares of ASPI, and such shares have the same rights, privileges and preferences as the shares of the common stock of Aspeon. Prior to the reorganization, ASPI and A08 were wholly-owned subsidiaries of Aspeon. Also on June 30, 2009, ASPI sold A08 to and unrelated third party for nominal consideration.

We have two wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige Prime Office, Limited (Prestige), a Hong Kong Special Administrative Region Corporation (collectively referred to as the "Company", "we", "our", or "us".)

The Company operates primarily as an office service provider, in Hong Kong, through its wholly-owned subsidiary, Prestige. Prestige provides office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports and public transportation. Services include advanced communication system, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

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

In exchange for $50,000 cash and 60,000,000 restricted shares of the common stock of ASPI, ASPI acquired 100% all of the 4,000,000 issued and outstanding shares of the common stock of Prestige.

Prestige had one sole shareholder, Mr. Yeung Cheuk Hung. As a result of the acquisition, Mr. Yeung became the majority shareholder of ASPI holding approximately 81.21% of the issued and outstanding common stock of ASPI. Prior to the transaction with Prestige, the Company had nominal assets and liabilities, and 13,879,655 shares outstanding of common stock. The Company has accounted for the transaction with Prestige as a reverse merger followed up with a recapitalization whereby no goodwill is recorded. Accordingly, the historical financial information included in these financial statements are that of Prestige.

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

LEASEHOLD ACQUISITION

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase certain leaseholds in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note will not accrue interest. It is anticipated the transfer of leases will occur on October 1, 2011.

The leasehold is approximately 4,419 square feet and includes 24 offices and 2 conference rooms. At the time of the exchange approximately 15 offices have been leased out and Huge Earn holds approximately $57,725 in deposits from these leases which will be credited against the balance of the $450,000 promissory note upon transfer to Prestige.

As part of the transaction, Prestige will enter into a new 3 year lease agreement for the space, from October 1, 2011 through September 30, 2013.

BUSINESS

ASPI's current goal is to be a serviced office provider through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

The office space provided by Prestige is fully furnished, equipped and staffed, located at addresses in central business districts with convenient access to airports or public transportation. Services to be provided include advanced communication systems, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

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

Through serviced office space, clients are free to run their business without the financial or management burden that comes with traditional office rental. Prestige provides offices that are equipped and ready for use. All the clients need to do is to is move in. Clients are not required to shop for and purchase office equipment and furniture, make telecommunications arrangements, etc.

FLEXIBILITY

Workplace outsourcing enables companies to seize new market opportunities because the office infrastructure is already in place, which is particularly beneficial when businesses are setting up offices in emerging markets.

The flexible rental length, from 1 week up to 1 year, minimizes the risk and complications of exploring a new market or business opportunities.

GATEWAY

Attributing to Hong Kong's location and monetary system, companies set up in Hong Kong are provided a gateway to develop business in Mainland China. Because of this advantage, it's expected that more and more companies will locate businesses in Hong Kong. Prestige is able to provide flexibility and efficiency to companies which are new to the region.

COMPANY RIGHTSIZING

The current economic conditions have led to a chain reaction of company downsizing in order to reduce cost. Most of the companies are left with a minimum number of staff. These companies need an office space that can flexibly fit their company size and budget. While the traditional rental office creates abundant space and heavy capital commitments, compromising companies' liquidity, the serviced office on the other hand provides an optimum office space at a minimized cost, and the flexibility for company downsizing or company expansion.

FULL SUPPORT

In a serviced office, clients don't need to physically own, install, hire or manage any aspect of a traditional office environment. Clients only pay for what is needed, as it is used. For companies serious about time and cash flow, the
serviced  office  concept   provides  the  ability  to  focus  on  strategy  and
operations.

Prestige provides a range of Workstyle Solutions, providing customers with the offices, services, and products they require according to whether they are predominantly in the office, work from home or are regular travelers.

COMPETITION

There are approximately 50 serviced office providers in Hong Kong offering a varying scale of services. Most of the centers' occupancy are at 80%. Under the recent economy, some of the providers are expanding to meet the increasing demand, namely SBC, set up in 1995, and Jumpstart, set up in 2002, have 8 and 6 centers, respectively, in Hong Kong.

PRESTIGE'S COMPETITIVE ADVANTAGE

o        Exclusive location and rate
                  The business center is located in the central business area and Prestige can offer clients a competitive rate because of the rental agreement with the landlord. The rate is expected to be 10%-15% lower than the market rate.

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

o        Smart technology
                    IP phone and Internet-based offices allow clients to work remotely, reserve facilities and services on the Internet, confirm invoice details online etc. There are regular update and upgrades of the systems to meet the ever changing needs and provide a convenient and user-friendly platform for the customers.

o        Ongoing development
                  Prestige  works  to make  continuous  investments  to  improve
                  efficiency   and  provide   clients   enhanced   services  and
                  innovative technology at reasonable rates.

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

EMPLOYEES

As of June 30, 2011, we had 8 employees, employed solely by our wholly-owned subsidiary, Prestige. The Company's officers do not have employment agreements at this time. We feel that are relations with our employees are in good standing.

ITEM 1A. RISK FACTORS
---------------------

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

WE HAVE LIMITED WORKING CAPITAL AND LIMITED CASH FUNDS.

At June 30, 2011, we have total current assets of $77,319, of which $26,506 is cash on hand. At June 30, 2011, we have total current liabilities of $703,598. We have a working capital deficit of $(626,279) at June 30, 2011. During the year ended June 30, 2011, we recognized revenues of $193,491 but recognized a net loss of $457,901.

We have limited funds, and such funds may not be adequate to carry out the business plan. Our cash inflows from our operating activities are not enough to cover the costs incurred by our operational activities. The ultimate success of our business may depend upon our ability to raise additional capital. We have investigated the availability, source, or terms that might govern the acquisition of additional capital. If additional capital is needed, there is no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

RISING EXPENSES AT BOTH THE PROPERTY AND THE COMPANY LEVEL COULD REDUCE OUR CASH FLOWS.

Our serviced offices will be subject to operating risks common to offices in general, any or all of which may reduce revenues and cash flows. If any property is not substantially occupied or if services are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to operating expenses. The serviced offices are subject to increases in utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. We could be required to pay some or all of those costs which would reduce our income and cash available for expansion plans.

TERMINATIONS COULD REDUCE OUR REVENUES

Our success depends upon the occupancy levels, the rental income and the operating expenses of our properties and our company. We may be unable to fill office space at 100% or we may lose clients as their companies expand in size and no longer need a serviced office. These events and others could cause us to recognize less revenue.

FLUCTUATION IN THE VALUE OF THE HONG KONG DOLLAR MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL STATEMENTS.

Our operations are located in Hong Kong and as such our financial activities are done in Hong Kong Dollars. In accordance with United States Generally Accepted Accounting Procedures (US GAAP) our financial statements are reported in U.S. Dollars. The value of the Hong Kong Dollar against the U.S. dollar may fluctuate and is affected by, among other things, changes in political and economic conditions. An appreciation of the Hong Kong dollar against the U.S. dollar could result in foreign currency translation losses for financial reporting purposes when we translate our Hong Kong denominated liabilities into U.S. Dollars, as the U.S. Dollar would likely be our reporting currency.

ASPI IS A HOLDING COMPANY, AND THERE ARE LIMITATIONS ON OUR ABILITY TO RECEIVE DISTRIBUTIONS FROM OUR SUBSIDIARIES.

We conduct all of our operations through our wholly-owned subsidiaries and are dependent upon dividends or other intercompany transfers of funds from our subsidiaries to meet our obligations. Moreover, our subsidiaries are currently limited in their ability to pay dividends or make distributions to us. We cannot make any assurances that we will be able to fund the operations of the parent company in such manner.

OUR SUCCESS DEPENDS SUBSTANTIALLY ON THE CONTINUED RETENTION OF CERTAIN KEY PERSONNEL AND OUR ABILITY TO HIRE AND RETAIN QUALIFIED PERSONNEL IN THE FUTURE TO SUPPORT OUR GROWTH.

If one or more of our senior executives or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them easily or at all. As a result, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. While we depend on the abilities and participation of our current management team generally, we have a particular reliance upon Ms. Look, our Chief Executive Officer and Chief Financial Officer. The loss of the services of Ms. Look for any reason could significantly impact our business and results of operations.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY.

Mr. Yeung Cheuk Hung, an affiliate of the Company, owns approximately 81% of our issued and outstanding common stock (after the Huge Earnings Leasehold Acquisition, he will hold approximately 61%). As a result, Mr. Yeung effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

LOSS OF  CONTROL  BY OUR  STOCKHOLDERS  MAY OCCUR UPON  ISSUANCE  OF  ADDITIONAL
SHARES.

We may issue additional shares, in the future, as consideration for cash, assets, or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current stockholders.

We will be issuing 25,000,000 shares of our restricted stock as part of a leasehold acquisition, discussed on page 2, after the issuance of such shares, this shareholder will hold approximately 25% of the issued and outstanding common stock, approximately 98,879,655 shares.

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

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

None

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

Our mailing address is 7609 Ralston Road, Arvada, Colorado.

Our wholly-owned subsidiary, Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780.

ITEM 3. LEGAL PROCEEDINGS
-------------------------

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4.  REMOVED AND RESERVED.
------------------------------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past two years as reported on the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

Our common stock's trading symbol is "ASZP".


                                                       HIGH              LOW
                                                      ------           -------
         Year Ended June 30, 2011:
                  September 30, 2010                  $0.11             $0.05
                  December 31, 2010                    0.10              0.05
                  March 31, 2011                       0.05              0.05
                  June 30, 2011                        0.05              0.05

         Year Ended June 30, 2010:
                  September 30, 2009                  $0.25             $0.01
                  December 31, 2009                    0.25              0.04
                  March 31, 2010                       0.25              0.04
                  June 30, 2010                        0.20              0.05

HOLDERS. As of June 30, 2011, there were approximately 130 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

RECENT SALES OF UNREGISTERED SECURITIES

We made the following unregistered sales of our securities from July 1, 2009 through June 30, 2011.

   DATE OF ISSUANCE        TITLE OF SECURITIES        NUMBER OF SHARES         CONSIDERATION              HOLDER
   ----------------        -------------------        ----------------      -------------------    --------------------
        5/6/10                 Common Stock              10,000,000               $100,000         Top Growth Holdings
                                                                                                       Group, Inc.

        6/30/10                Common Stock              60,000,000         4,000,000 shares of      Yeung Cheuk Hung
                                                                                  Prestige

EXEMPTION FROM REGISTRATION CLAIMED

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity and individual listed above that purchased the unregistered securities were existing shareholders, known to us and our management, through pre-existing business relationships, as long standing business associates. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
----------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF JUNE 30, 2011, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATION

ASPI's strategy is to be a serviced office provider through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

The office space provided is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports and public transportation. Services include advanced communication systems, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Prestige intends to provide services that will support the growing trend of mobile and at home working. Supporting workers at home and on the road with services such as Virtual Office and Virtual PA, providing dedicated business addresses as their business base, as well as mail and call handling services.

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase certain leaseholds in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note will not accrue interest. It is anticipated the transfer of leases will occur on October 1, 2011.

The leasehold is approximately 4,419 square feet and includes 24 offices and 2 conference rooms. At the time of the exchange approximately 15 offices have been leased out and Huge Earn holds approximately $57,725 in deposits from these leases which will be credited against the balance of the $450,000 promissory note upon transfer to Prestige.

As part of the transaction, Prestige will enter into a new 3 year lease agreement for the space, from October 1, 2011 through September 30, 2013.

At June 30, 2011, we have total current assets of $77,319, of which $26,506 is cash on hand. At June 30, 2011, we have total current liabilities of $703,598. We have a working capital deficit of $(626,279) at June 30, 2011. The Company will need substantial additional capital to support its continuing operations. The Company has had minimal revenues. The Company has NO committed source for any funds as of the date hereof. In the event funds cannot be raised when needed, the Company may not be able to continue to carry out its business plan, may never be able to grow its revenues and operations, and could fail in business as a result of these uncertainties.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans.

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2011 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2010

REVENUE

During the year ended June 30, 2011 and 2010, we recognized $193,491 and $24,920, respectively in revenue from the serviced office operations of our wholly-owned subsidiary, Prestige. The cost of such revenues was $61,217 and $54,126, respectively. There was an increase of $168,571 in revenue as a result of the increase in the number of clients we provide virtual office services to. Management anticipates that the Company will see a moderate increase in revenue in the first part of the next fiscal year resulting from the leasehold acquisition activities during the first quarter of fiscal year 2012.

During the year ended June 30, 2011, we recognized a gross profit of $132,274 compared to a gross loss of ($29,206) during the year ended June 30, 2010.

OPERATIONAL (INCOME) EXPENSES

During the year ended June 30, 2011, we recognized operational expenses of $590,176 compared to operational expenses of $429,135 for the year ended June 30, 2010. The $161,041 increase in operational expenses was a result of a $44,261 increase in general and administrative expenses, a $79,963 increase in salary expenses and a $36,815 increase in depreciation expense. The increase in general and administrative expenses was the result of recognizing the operating expenses of our subsidiaries for fiscal year 2011. The increase in salary expenses is a result of the Company's increase operational activities.

PROVISION FOR INCOME TAXES

No provision for income taxes was required in the fiscal years ended June 30, 2011 and 2010 as we had sufficient carried forward tax losses to offset the profit arising in these periods.

NET LOSS

During the year ended June 30, 2011, we recognized a net loss of $457,901 compared to a net loss of $458,370 during the year ended June 30, 2010. The decrease of $469 in net losses was a result of the $168,571 increase in revenues offset by a $168,102 increase in operational and other expenses.

LIQUIDITY AND CAPITAL

As of June 30, 2011, we had total current assets of $77,319, consisting of $26,506 in cash, customer deposits of $39,295 and prepayments of $11,518. At June 30, 2011, we had total liabilities of $703,598, all current. Total current liabilities consisted of accounts payable of $34,693, accrued liabilities of $263,378 prepayments from clients of $50,121 and related parties advances of $355,406. The Company has a working capital deficit of $(626,279).

GOING CONCERN

In our Annual Report on Form 10-K for the fiscal years ended June 30, 2011 and 2010, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $(1,137,635) and a working capital deficit of $(626,279) as of June 30, 2011.

Consequently, we are now dependent on raising additional equity and /or, debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or debt that we will need to fund our ongoing operating expenses.

For the year ended June 30, 2011, net cash used in operations was $190,584, compared to $291,348 for the year ended June 30, 2010, a decrease of $100,764. During the year ended June 30, 2011, the net loss of $457,901 was reconciled for the non-cash item of depreciation of $86,888.

During the year ended June 30, 2011, we used $8,556 in investing activities, including the purchase of $8,556 in fixed assets by our wholly-owned subsidiary, Prestige. During the year ended June 30, 2010, we used $357,909 in investing activities.

During the year ended June 30, 2011, we received $188,344 from our financing activities. During the year ended June 30, 2010, we received $684,495 from our financing activities.

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. At June 30, 2011, the Company owes him $343,629. Such funds are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. At June 30, 2011, Ms. Look is owed $8,031. Such funds are due on demand.

During the year ended June 30, 2011 and June 30, 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. Top Growth Holdings Group, Inc is owed $3,746. Such funds are due on demand.

During the year ended June 30, 2010, the Company did issue a subscription receivable for $100,000 to issue 10,000,000 shares at $0.01 per share to Top Growth Holdings Group, Inc., of which Ms. Look, an officer and director of the Company is a beneficial owner. Prior to year end the receivable was paid for and the Company issued 10,000,000 shares of its restricted common stock.

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

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
------------------------------------------------------------------

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Our financial statements and supplementary data are included herein commencing on page 15.

                         De Joya Griffith & Company, LLC
                 ---------------------------------------------
                   CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
ASPI, Inc.

We have audited the accompanying consolidated balance sheets of ASPI, Inc. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 2011 and 2010. Management is responsible for these financial statements. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ASPI, Inc. and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years ended June 30, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the financial statements of ASPI, Inc. as of June 30, 2010, and for the year then ended were audited by other auditors who are no longer registered with the Public Company Accounting Oversight Board. Accordingly, the financial statements as of and for the year ended June 30, 2010 have been restated by us as more fully described in Note 1.


De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, NV
October 5, 2011


--------------------------------------------------------------------------------

                 2580 Anthem Village Drive, Henderson, NV 89052
               Telephone (702) 563-1600 * Facsimile (702) 920-8049

                                                    ASPI, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                                                     JUNE 30,          2010
                                                                                                       2011         (RESTATED)
                                                                                                 --------------------------------
                                                              ASSETS

Current assets

      Cash and cash equivalents                                                                  $        26,506 $        36,468
      Prepaid expenses and other current assets                                                           50,813          53,191
                                                                                                --------------------------------
                 Total current assets                                                                     77,319          89,659

      Property and equipment, net of $136,756 and $49,921
           accumulated depreciation, respectively                                                        229,709         307,988
                                                                                                 --------------------------------
      Total assets                                                                               $       307,028 $       397,647
                                                                                                 ================================

                                           LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

      Accounts payable                                                                                    34,693          24,233
      Accrued liabilities                                                                                263,378         129,201
      Prepayments, clients                                                                                50,121          16,707
      Advances, related parties                                                                          355,406         167,062
                                                                                                 --------------------------------
                 Total current liabilities                                                               703,598         337,203

      Total liabilities                                                                                  703,598         337,203
                                                                                                 --------------------------------

Stockholders' equity (deficit)

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                                -               -
        issued and outstanding.
      Common stock, $0.01 par value: 100,000,000 shares authorized                                       738,797         738,797
        73,879,655 shares issued and outstanding, respectively
      Other comprehensive income                                                                           2,268           1,381
      Accumulated deficit                                                                             (1,137,635)       (679,734)
                                                                                                 --------------------------------
                 Total stockholders' equity (deficit)                                                   (396,570)         60,444
                                                                                                 --------------------------------
Total liabilities and stockholders' equity (deficit)                                             $       307,028 $       397,647
                                                                                                 ================================







          See accompanying notes to consolidated financial statements.

                                       ASPI, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED JUNE 30, 2011 AND 2010


                                                                                     JUNE 30,
                                                                               2011           2010
                                                                                           (RESTATED)
                                                                         ------------------------------
Revenue                                                                  $     193,491   $      24,920

Cost of revenue                                                                 61,217          54,126
                                                                         ------------------------------

Gross profit (loss)                                                            132,274         (29,206)

Operating expenses

      General and administrative                                               503,288         379,063
      Depreciation                                                              86,888          50,072
                                                                         ------------------------------
      Total operating (income)  expenses                                       590,176         429,135
                                                                         ------------------------------

Loss from operations                                                          (457,902)       (458,341)

Other income (expense)

      Interest and other income                                                      1              10
      Interest expense                                                               -             (39)
                                                                         ------------------------------
      Total other income (expense)                                                   1             (29)
                                                                         ------------------------------
Net loss                                                                 $    (457,901)  $    (458,370)
                                                                         ==============================

Other comprehensive income

      Foreign currency translation adjustment                                      887           1,381
                                                                         ------------------------------
Total comprehensive income                                               $    (457,014)  $    (456,989)
                                                                         ==============================

Loss per common share- basic:

      Net loss                                                           $       (0.01)  $       (0.08)
                                                                         ==============================

Weighted average common shares outstanding:

      Basic                                                                 73,879,655       5,386,504
                                                                         ==============================






          See accompanying notes to consolidated financial statements.

                                                     ASPI, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                             FOR THE YEARS ENDED JUNE 30, 2011 AND 2010




                                                                   ADDITIONAL                         ACCUMULATED
                                   COMMON STOCK                    PAID - IN       ACCUMULATED       COMPREHENSIVE
                                      SHARES           AMOUNT       CAPITAL          DEFICIT        PROFIT / (LOSS)       TOTAL
                                 ------------------  -----------  -------------  -----------------  -----------------  ------------
BALANCE, JUNE 30 2009 (RESTATED)                 -   $        -   $          -   $              -   $              -   $         -

Issuance of founder shares              60,000,000      600,000              -            (86,160)                 -       513,840

Issuance of acquisition shares          13,879,655      138,797              -           (135,204)                 -         3,593

Foreign currency translation                     -            -              -                  -              1,381         1,381

Net loss                                         -            -              -           (458,370)                 -      (458,370)
                                 ------------------  -----------  -------------  -----------------  -----------------  ------------

BALANCE, JUNE 30 2010 (RESTATED)        73,879,655      738,797              -           (679,734)             1,381        60,444

Foreign currency translation                     -            -              -                  -                887           887

Net loss                                         -            -              -           (457,901)                 -      (457,901)
                                 ------------------  -----------  -------------  -----------------  -----------------  ------------

BALANCE, JUNE 30 2011                   73,879,655   $  738,797   $          -   $     (1,137,635)  $          2,268   $  (396,570)
                                 ==================  ===========  =============  =================  =================  ============











          See accompanying notes to consolidated financial statements.

                                        ASPI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED JUNE 30, 2011 AND 2010



                                                                                        JUNE 30,
                                                                                   2011           2010
                                                                                               (RESTATED)
                                                                             -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                     $    (457,901)  $   (458,370)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                  86,888         50,072

Changes in operating assets and liabilities:

      Prepaid expenses, trade, and deposits                                          2,378        (53,191)
      Accounts payable and accrued liabilities                                     144,637        153,433
      Prepayments from clients                                                      33,414         16,708
                                                                             -----------------------------
      Total cash flow used in operating activities                                (190,584)      (291,348)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                         (8,556)      (357,909)
                                                                             -----------------------------
      Total cash flow used in investing activities                                  (8,556)      (357,909)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                         188,344        167,062
      Proceeds from common stock                                                         -        517,433
                                                                             -----------------------------
      Total cash flow provided by financing activities                             188,344        684,495

Effect of exchange rate changes on cash                                                834          1,230
                                                                             -----------------------------

NET CHANGE IN CASH                                                                  (9,962)        36,468

CASH AT BEGINNING OF PERIOD                                                         36,468              -
                                                                             -----------------------------

CASH AT END OF PERIOD                                                        $      26,506   $     36,468
                                                                             =============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                 $           -   $          -
                                                                             -----------------------------
      Cash paid for income tax                                               $           -   $          -
                                                                             -----------------------------

NON- CASH INVESTING AND FINANCING ACTIVITIES

      Common stock issued pursuant to reverse merger                         $           -   $    738,797
                                                                             -----------------------------






          See accompanying notes to consolidated financial statements.

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010


NOTE 1 -BASIS OF PRESENTATION, BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of ASPI, Inc, a Delaware corporation, its wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige Prime Office,
Limited (Prestige), a Hong Kong Special Administrative Region Corporation (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

RESTATEMENT

Upon completion of the Company's 2011 financial statements, accounting errors were discovered that required the restatement of amounts previously reported. Additionally, during 2011, it was determined that the acquisition of our subsidiary Prestige Prime Offices, Ltd was accounted for incorrectly. The acquisition was originally accounted for under the purchase method with a subsequent impairment of goodwill. Instead, the acquisition should have been recognized as a reverse merger. Further restatements resulted from recognizing vacation accruals.

The following is a summary of the impact of these restatements on the Company's Consolidated Balance Sheet at June 30, 2010:

                                                                                JUNE 30, 2010
                                                           ---------------------------------------------------------
                                                              AS PREVIOUSLY         ERROR
                                                                REPORTED         CORRECTION            AS RESTATED
                                                           -------------------- --------------       ---------------
Accrued liabilities                                        $           127,218  $       1,983   (b)  $      129,201
         Total current liabilities                         $           335,220  $       1,983   (b)  $      337,203
Common stock, $0.01 par value                              $           700,100  $      38,697   (a)  $      738,797
Additional paid in capital                                 $                 1  $          (1)  (a)              --
Other comprehensive income                                 $                77  $       1,304   (a)  $        1,381
Accumulated deficit                                        $          (637,750) $     (41,984)  (a)  $     (679,734)
                                                           -------------------- --------------       ---------------

      Total stockholders' equity (deficit)                 $            62,427  $      (1,983)  (a)  $       60,444
------------------
     (a)  To correct certain errors  discovered upon completion of the Company's
          2011  financial  statements,  primarily  consisting  of  adjustment to properly recognize the reverse merger.

     (b)  To correctly accrue for unpaid vacation expenses.

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010


The following is a summary of the impact of these restatements on the Company's Consolidated Statements of Operations for the fiscal years ended June 30, 2010:

                                                                 YEAR ENDED JUNE 30, 2010
                                           ----------------------------------------------------------------------
                                                AS PREVIOUSLY              ERROR
                                                   REPORTED             CORRECTION                AS RESTATED
                                           ------------------------ -------------------      --------------------
General and administrative                 $               423,667  $          (46,587)  (a) $           379,063
                                                                    $            1,983   (b)
Net loss                                   $              (502,974) $           46,587   (a) $          (458,370)
                                                                    $           (1,983)  (b)
------------------
     (a)  To correct certain errors  discovered upon completion of the Company's
          2011  financial  statements,  primarily  consisting  of  adjustment to properly recognize the reverse merger.

     (b)  To correctly accrue for unpaid vacation expenses.

The following is a summary of the impact of these restatements on the Company's Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2010:

                                                                            YEAR ENDED JUNE 30, 2010
                                                               ---------------------------------------------------
                                                                AS PREVIOUSLY      ERROR
                                                                   REPORTED      CORRECTION           AS RESTATED
                                                               ---------------  -------------        -------------
Net loss                                                       $     (502,974)  $     46,587    (a)  $   (458,370)
                                                                                $     (1,983)   (b)
Depreciation                                                   $       49,921   $        151    (a)  $     50,072
Prepayments, trades, and deposits                              $      (53,091)  $       (100)   (a)  $    (53,191)
Accounts payable and accrued liabilities                       $      151,450   $      1,983    (b)  $    153,433
         Total cash flow used in operating activities          $     (337,986)  $     46,638    (a)  $   (291,348)
                                                                                $         --    (b)
Payments for and proceeds from sale of subsidiaries            $      (50,000)  $     50,000    (a)  $         --

         Total cash flow provided by investing activities      $     (407,909)  $     50,000    (a)  $   (357,909)

Proceeds from sales of common stock                            $      613,841   $    (96,408)   (a)  $    517,433

         Total cash flow provided by financing activities      $      780,903   $    (96,408)   (a)  $    684,495

Effect of exchange rate changes on cash                        $        1,460   $       (230)   (a)  $      1,230
------------------
     (a)  To correct certain errors  discovered upon completion of the Company's
          2011  financial  statements,  primarily  consisting  of  adjustment to properly recognize the reverse merger.

     (b)  To correctly accrue for unpaid vacation expenses.

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010

The following is a summary of the impact of these restatements on the Company's Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended June 30, 2010 and 2009:

                                                             AS PREVIOUSLY         ERROR
                                                                REPORTED        CORRECTION           AS RESTATED
                                                            -----------------  --------------       --------------
Balance June 30, 2009 - Accumulated Deficit                 $    (85,482,835)  $  85,482,835   (a)  $          --
Balance June 30, 2009 - Common Stock                        $        222,756   $    (222,756)  (a)  $          --
Balance June 30, 2009 - Accumulated Comprehensive Income    $         71,867   $     (71,867)  (a)  $          --
Net profit - 2009                                           $      5,813,638   $  (5,813,638)  (a)  $          --
Balance June 30, 2010 - Accumulated Deficit                 $       (502,974)  $    (174,777)  (a)  $    (679,734)
                                                                               $      (1,983)  (b)
Balance June 30, 2010 - Common Stock                        $        922,756   $    (183,959)  (a)  $     738,797
Balance June 30, 2010 - Accumulated Comprehensive Income    $             80   $       1,301   (a)  $       1,381
Net loss - 2010                                             $       (502,974)  $      46,587   (a)  $    (458,370)
                                                                               $      (1,983)  (b)
------------------
     (a)  To correct certain errors  discovered upon completion of the Company's
          2011  financial  statements,  primarily  consisting  of  adjustment to properly recognize the reverse merger.

     (b)  To correctly accrue for unpaid vacation expenses.

COMPANY HISTORY

ASPI, Inc. ("Company" or "APSI") was formed in Delaware in September 29, 2008. On May 21, 2009, ASPI merged with Aspeon, Inc. (Aspeon) and A08 Holdings, Inc.
(A08) to reorganize into a holding company structure under which ASPI would survive as the holding company by merger with Aspeon and A08. After the merger, holders of Aspeon common stock received an equivalent number of shares of ASPI, and such shares have the same rights, privileges and preferences as the shares of the common stock of Aspeon. Prior to the reorganization, ASPI and A08 were wholly-owned subsidiaries of Aspeon. Also on June 30, 2009, ASPI sold A08 to and unrelated third party for nominal consideration.

BUSINESS

The Company operates primarily as an office service provider through its wholly-owned subsidiary, Prestige. Prestige provides office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports or public transportation. Services include advanced communication systems, network access, updated IT, and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010


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

In exchange for $50,000 cash and 60,000,000 restricted shares of the common stock of ASPI, ASPI acquired 100% all of the 4,000,000 issued and outstanding shares of the common stock of Prestige.

Prestige had one sole shareholder, Mr. Yeung Cheuk Hung. As a result of the acquisition, Mr. Yeung became the majority shareholder of ASPI holding approximately 81.21% of the issued and outstanding common stock of ASPI. Prior to the transaction with Prestige, the Company had nominal assets and liabilities, and 13,879,655 shares outstanding of common stock. The Company has accounted for the transaction with Prestige as a reverse merger followed up with a recapitalization whereby no goodwill is recorded. Accordingly, the historical financial information included in these financial statements are that of Prestige.

MEGA ACTION LIMITED

During the year ended June 30, 2010, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, act as directors of the new Subsidiary.

In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega Action") common stock. Mega Action is authorized to issue up to 50,000 shares of a single class with a par value of $1.00. There is only one share of Mega Action share issued and outstanding. Mega Action is a wholly owned subsidiary of the Company. Mega Action will operate as the eastern operations management division of the Company.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At June 30, 2011 and June 30, 2010, the balance did not exceed the federally insured limit.

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010


FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value is defined as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

     Level 1 - inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

     Level 2 - inputs are based upon significant observable inputs other than quoted prices included in Level 1, such as quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

     Level 3 - inputs are generally unobservable and typically reflect management's estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The carrying value of the Company's financial assets and liabilities which consist of cash, accounts payable and advances from related parties in management's opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange or credit risks arising from these financial instruments.

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

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010


FOREIGN CURRENCY TRANSLATION

The financial statements of ASPI's wholly-owned subsidiaries, Prestige and Mega are measured using the local currency (the Hong Kong Dollar (HK$) is the functional currency). Assets and liabilities of Prestige and Mega are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations.

The Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations, and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company's financial condition or results of operations in the future.

NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing total comprehensive loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended June 30, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2011-05, COMPREHENSIVE INCOME (ASC TOPIC
220)--PRESENTATION OF COMPREHENSIVE INCOME. The ASU requires companies to report comprehensive income, including items of other comprehensive income, for all periods presented in a single continuous financial statement in the Consolidated Statements of Operations or split between the Consolidated Statements of Operations and a separate Consolidated Statements of Other Comprehensive Income. The ASU is effective for the Company's first quarter of fiscal year 2013. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on the Company's consolidated financial statements.

There were various other accounting standards and interpretations issued in 2011 and 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.


NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLANS
---------------------------------------------

The Company's financial statements for the year ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $457,901 for the year ended June 30, 2011 and an accumulated deficit of $(1,137,635) at June 30, 2011. At June 30, 2011, the Company had total current assets of $77,319 and total liabilities, all current of $703,598 for a working capital deficit of $(626,279).

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

During the 2011 fiscal year, the Company intends to continue its efforts in growing its office service operations.

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010



NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

At June 30, 2011 and 2010, Property and Equipment consisted of:

                                    June 30, 2011           June 30, 2010
                                 --------------------    ---------------------

Furniture and Fixtures           $           256,811     $          249,741
Office Equipment                              93,126                 92,280
Computer Equipment                            16,528                 15,888
                                 --------------------    ---------------------
                                             366,465                357,909
Accumulated Depreciation                    (136,756)               (49,921)
                                 --------------------    ---------------------
Total                            $           229,709     $          307,988
                                 ====================    =====================

NOTE 4 - ADVANCES, RELATED PARTIES
----------------------------------

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. At June 30, 2011, the Company owes him $343,629. Such funds are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. At June 30, 2011, Ms. Look is owed $8,031. Such funds are due on demand.

During the year ended June 30, 2010 and 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At June 30, 2011, Top Growth Holdings Group, Inc. is owed $3,746. Such funds are due on demand.

NOTE 5 - PREPAYMENTS, CLIENTS
-----------------------------

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At June 30, 2011 and 2010, the Company had $50,121 and $16,707, respectively in prepayment liabilities.

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780. The Company's minimum annual rent rate is:

                                    Fiscal Year Ended
                                         June 30,                 Annual Rent
                                         --------                 -----------
                                           2012                     $195,965

                           ASPI, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2011 and 2010


NOTE 7 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At June 30, 2011 and 2010, the Company had 73,879,655 shares of its common stock issued and outstanding.

During the year end June 30, 2011, the Company did not issue any shares of its common stock.

On June 30, 2010, the Company issued 60,000,000 restricted shares of the common stock to the sole equity holder of Prestige Prime Offices, Ltd., Mr. Yeung Cheuk Hung in exchange for 100% all of the 4,000,000 issued and outstanding shares of common stock of Prestige, as further described in Note 1.

NOTE 8 - TAXES
--------------

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. The NOL carry forwards expire in various years through 2031. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

      Period Ending        Estimated NOL     Valuation      Net Tax
                           Carry-forward     Allowance      Benefit
-----------------------------------------------------------------------
       Year Ended
      June 30, 2011            314,702         (314,702)        -

       Year Ended
      June 30, 2010            159,797         (159,797)        -



NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On September 8, 2011, the Company's wholly-owned subsidiary, Prestige entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note will not accrue interest. It is anticipated the transfer of leases will occur on October 1, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

CHANGE IN AUDITORS

Larry O'Donnell, CPA, P.C. formerly the independent registered public accountant for Aspi, Inc., was dismissed as the Company's independent registered public accountant on November 3, 2010. Effective December 14, 2010, the Public
Accounting Oversight Board ("PCAOB") revoked Larry O'Donnell, CPA, P.C.'s registration as a registered public accountant.

On November 8, 2010, the Board of the Company approved the engagement of new auditors, De Joya Griffith & Company, LLC of Henderson, Nevada to be the Company's independent registered public accountant. No audit committee exists, other than the members of the Board of Directors.

The action to engage new auditors was approved by the Board of Directors. No audit committee exists, other than the members of the Board of Directors.

In connection with audit of fiscal years ended June 30, 2011 and 2010 and through the date of termination of the accountants, no disagreements exist with the former independent registered public accountant on any matter of accounting principles or practices, financial statement disclosure, internal control assessment, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused them to make reference in connection with their report to the subject of the disagreement(s).

The audit report from Larry O'Donnell, CPA, PC for the fiscal year ended June 30, 2010, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Company as a going concern and did not include an adverse opinion or a disclaimer of opinion or were not qualified or modified as to uncertainty, audit scope or accounting principles.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

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

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, including the Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

      o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial

      o statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

      o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Based on this assessment, management believes that as of June 30, 2011, our internal control over financial reporting is not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION
--------------------------

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
---------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2011, our directors and officers were:

          NAME                  AGE                 POSITION
-------------------------       ---      --------------------------------------
   Yuen Ling Look                43      President, Chief Executive Officer,
                                         Chief Financial Officer and Director
   Siu Fong Kelly Yeung          41      Director
   Siu Lun Tong                  48      Director


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

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee. At this time, the Company's board of directors as a whole serves as its compensation committee and audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters, and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our Board of Directors functions as the audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts, and corporate opportunity involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, they devote to our business such time as they believe to be necessary.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2011, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of Top Growth Holdings Group, Inc. and Mr. Yeung Cheuk Hung.

CODE OF ETHICS

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2011, 2010 and 2009 (the "Named Executive Officers"):

                                            SUMMARY COMPENSATION TABLE

                                                                  Nonequity      Nonqualified
                                                                  incentive        deferred
                                             Stock     Option        plan        compensation     All other
    Name &                Salary    Bonus     awards   awards    compensation      earnings      compensation     Total
   Position      Year      ($)       ($)       ($)       ($)         ($)             ($)             ($)           ($)
--------------- -------- --------- --------- --------- -------- --------------- --------------- --------------- ----------
Yuen Ling Look   2011      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-
                 2010      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-

David J.         2009    $60,000     $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-        $60,000
Cutler (2)
---------------
     (1)  Ms. Look was appointed the President of the Company in November  2009.
          Ms. Look does not have a  compensation  agreement  with the Company at this time.

     (2)  Includes  $60,000  (2008 -  $40,000)  in fees  payable  to  Burlingham
          Corporate Finance, Inc., a company controlled by Mr. Cutler, in respect of services provided to us by Mr. Cutler.

In January 2009, 2,376,324 shares of restricted common stock, valued at $392,974, was issued to David Cutler, Aspeon's President and director, and a corporation controlled by Mr. Cutler, in full settlement of Aspeon's debts to them. As a loan repayment, this share issuance is not included in the table.

In November 2009, Mr. Cutler resigned as an officer and director of the Company.


EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal year ended June 30, 2011.


                              DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2011:


                           Fees                                                Nonqualified
                         earned or                             Non-equity        deferred
                         paid in      Stock      Option      incentive plan   compensation       All other
         Name              cash       awards     awards       compensation       earnings      compensation      Total
                           ($)         ($)         ($)           ($)               ($)             ($)            ($)
----------------------- ----------- ---------- ----------- ---------------- ---------------- --------------- -------------
Yuen Ling Look            $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

Siu Fong Kelly Yeung      $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-

Siu Lun Tong              $ -0-       $ -0-      $ -0-          $ -0-            $ -0-           $ -0-          $ -0-


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
--------------------------------------------------------------------------------

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of June 30, 2011, by:

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

                                                               NUMBER OF          PERCENT OF
           NAME AND ADDRESS OF BENEFICIAL OWNER                  SHARES         OUTSTANDING(4)
----------------------------------------------------------  --------------    -----------------
Yuen Ling Look (2)
President and Director                                         13,108,000           17.74%

Top Growth  Holdings Group, Inc. (2)                           13,108,000           17.74%

Siu Fong Kelly Yeung
Director                                                           0                  0%

Siu Lun Tong
Director                                                           0                  0%

Yeung Cheuk Hung (3)                                           60,000,000           81.21%

All executive officers and directors as a group, 3 people.     13,108,000           17.74%

---------------------
     (1)  The above  officers  and  directors'  address is c/o ASPI,  Inc.  7609
          Ralston Road, Arvada, Colorado, 80002.

     (2) Ms. Look is the beneficial owner of Top Growth Holdings Group, Inc., which holds 13,108,000 shares of the Company's common stock.

     (3) Mr. Hung is a manager of Prestige, the Company's wholly-owned subsidiary.

     (4) Based on 73,879,655 shares of the Company's common stock issued and outstanding at June 30, 2011.


ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDERPENDENCE
--------------------------------------------------------------------------------

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. At June 30, 2011, the Company owes him $343,629. Such funds are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. At June 30, 2011, Ms. Look is owed $8,031. Such funds are due on demand.

During the year ended June 30, 2011 and 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At June 30, 2011, Top Growth Holdings Group, Inc. is owed $3,746. Such funds are due on demand.

During the year ended June 30, 2010, Top Growth Holdings Group, Inc., an entity of which Ms. Look, an officer and director of the Company is the beneficial owner of, purchased 10,000,000 shares of the Company's common stock for $100,000 ($0.10 per share).

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
-------------------------------------------------

GENERAL. De Joya Griffith & Company, LLC ("De Joya") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining De Joya's independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended June 30, 2011.

Prior to October 26, 2010, Larry O'Donnell, CPA P.C. served as our principal auditing accountant firm.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2011 and 2010.

                                           Year Ended June 30,
                                  2011                              2010
                       ----------------------------      -----------------------

Audit Fees                      $ 6,175                            $3,407

Audit-related Fees                 $0                                $0

Tax Fees                           $0                                $0

All Other Fees                     $0                                $0
                       ----------------------------      -----------------------
Total Fees                       $ ---                             $3,407


All audit work was performed by the auditors' full time employees.

During the year ended June 30, 2011, audit fees of $5,675 were paid to De Joya and fees of $0 were paid to Larry O'Donnell, CPA, PC.

It is the role of the Audit Committee, or in the absence of an audit committee, the Board of Directors, to consider whether, and determine that, the auditor's provision of non-audit services would be compatible with maintaining the auditor's independence.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS
------------------------------------------

The following documents are filed as a part of this Report.

(i)      EXHIBITS.

The  following is a complete  list of exhibits  filed as part of this Form 10-K.
Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

   EXHIBIT
   NUMBER           DESCRIPTION AND METHOD OF FILING
----------------    --------------------------------------------------------------------------------------------------------
2.1                 Agreement and Plan of Merger and Reorganization Into Holding Company**
2.2                 Acquisition  Agreement By and Among ASPI, Inc. and Prestige Prime Office, Ltd. and Its Shareholders ***
3(i).1              Articles of Incorporation of ASPI, Inc.**
3(i).2              Articles of Incorporation of A08 Holdings, Inc.**
3(ii).1             Bylaws of ASPI, Inc.**
3(ii).2             Bylaws of A08 Holdings, Inc.**
21.1                Subsidiaries of the Registrant*
31.1                Certification  of Chief  Executive  and Chief  Financial  Officer  pursuant  to Section 302 of the
                    Sarbanes-Oxley Act*
32.1                Certification  of  Principal  Executive  and  Financial  Officer  pursuant  to Section  906 of the
                    Sarbanes-Oxley Act*
-----------

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

                                                     ASPI, INC.




Date: October 12, 2011                By:     /s/ Yuen Ling Look
                                           -------------------------------------
                                             Yuen Ling Look, President,
                                             Chief Executive Officer and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)



    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 12, 2011
                                          ASPI, INC.


                                          /s/ Yuen Ling Look
                                          --------------------------------------
                                          Yuen Ling Look, Director

                                          /s/ Siu Fong Kelly Yeung
                                          --------------------------------------
                                          Siu Fong Kelly Yeung, Director

                                          /s/ Siu Lun Tong
                                          --------------------------------------
                                          Siu Lun Tong, Director