Form 10-Q
period 2011-09-30
ASPI, INC.
filed 2011-11-07
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                -----------------
                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2011

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
       ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-21477

                                   ASPI, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             27-0514566
         --------                                             ----------
(State of Incorporation)                                (IRS Employer ID Number)

                       7609 Ralston Road, Arvada, CO 80002
                  --------------------------------------------
                    (Address of principal executive offices)

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

As of October 28, 2011, there were 73,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

         Balance Sheets - September 30, 2011 and June 30, 2011 (Audited)    F-1

         Statements of Operations  -
                  For Three Months Ended September 30, 2011 and 2010        F-2

         Statements of Cash Flows -
                  For the Three Months Ended September 30, 2011 and 2010    F-3

         Notes to the Financial Statements                                  F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                          3

Item 4. Controls and Procedures                                             3

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                 4

Item 1A.  Risk Factors -  Not Applicable                                    4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        4
                  - Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                   5

Item 4.  Removed and Reserved                                               5

Item 5.  Other Information - Not Applicable                                 5

Item 6.  Exhibits                                                           5

SIGNATURES                                                                  6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                                   ASPI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,    June 30,
                                                                                             2011            2011
                                                                                         (Unaudited)       (Audited)
                                                                                       --------------------------------

                            ASSETS

Current assets

      Cash and cash equivalents                                                        $         8,049 $        26,506
      Prepaid expenses and other current assets                                                 46,087          50,813

                                                                                       --------------------------------
                 Total current assets                                                           54,136          77,319

      Property and equipment, net of $158,500 and $136,756
           accumulated depreciation, respectively                                              207,422         229,709
                                                                                       --------------------------------


                                                                                       --------------------------------
      Total assets                                                                     $       261,558 $       307,028
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                          58,100          34,693
      Accrued liabilities                                                                      259,447         263,378
      Prepayments, clients                                                                      46,655          50,121
      Advances, related parties                                                                382,252         355,406

                                                                                       --------------------------------
                 Total current liabilities                                                     746,454         703,598

      Total liabilities                                                                        746,454         703,598
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 100,000,000 shares authorized                             738,797         738,797
        73,879,655 shares issued and outstanding, respectively
      Other comprehensive income                                                                 5,973           2,268
      Accumulated deficit                                                                   (1,229,666)     (1,137,635)

                                                                                       --------------------------------
                 Total stockholders' deficit                                                  (484,896)       (396,570)

                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       261,558 $       307,028
                                                                                       ================================


                  See accompanying notes to consolidated financial statements.

                                               F-1


                                  ASPI, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
                                           (UNAUDITED)


                                                                     September 30,
                                                                 2011             2010

                                                           ---------------------------------

Revenue                                                    $        87,572 $         32,245

Cost of revenue                                                     15,515           19,018
                                                           ---------------------------------

Gross profit                                                        72,057           13,227

Operating expenses

      General and administrative                                   142,914          104,680
      Depreciation                                                  21,944           21,556
                                                           ---------------------------------
      Total operating (income) expenses                            164,858          126,236

                                                           ---------------------------------

Loss from operations                                               (92,801)        (113,009)

Other income (expense)

      Interest and other income                                        770                -
      Interest expense                                                   -               (1)
                                                           ---------------------------------
      Total other income (expense)                                     770               (1)

                                                           ---------------------------------
Net loss                                                   $       (92,031) $      (113,010)
                                                           =================================

Other comprehensive income (loss)

      Foreign currency translation adjustment                        3,705           (1,451)

                                                           ---------------------------------
Total comprehensive loss                                   $       (88,326) $      (114,461)
                                                           =================================

Loss per common share- basic:

      Net loss                                             $        (0.00)  $         (0.00)
                                                           =================================

Weighted average common shares outstanding:

      Basic                                                    73,879,655        73,879,655
                                                           =================================






                  See accompanying notes to consolidated financial statements.

                                               F-2


                           ASPI, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
                                   (UNAUDITED)


                                                                                          September 30,
                                                                                      2011             2010

                                                                                --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $       (92,031) $     (113,010)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                       21,944          21,556

Changes in operating assets and liabilities:

      Prepaid expenses, trade, and deposits                                               4,625           7,846
      Accounts payable and accrued liabilities                                           22,900          14,267
      Prepayments from clients                                                           (3,465)         22,695

                                                                                --------------------------------
      Total cash flow used in operating activities                                      (46,027)        (46,646)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                                   -          (1,727)

                                                                                --------------------------------
      Total cash flow used in investing activities                                            -          (1,727)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                               26,847          37,487

                                                                                --------------------------------
      Total cash flow provided by financing activities                                   26,847          37,487

Effect of exchange rate changes on cash                                                     723            (973)
                                                                                --------------------------------

NET CHANGE IN CASH                                                                      (18,457)        (11,859)

CASH AT BEGINNING OF PERIOD                                                              26,506          36,468
                                                                                --------------------------------

CASH AT END OF PERIOD                                                           $         8,049 $        24,609
                                                                                ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                    $             - $             -
                                                                                --------------------------------
      Cash paid for income tax                                                  $             - $             -
                                                                                --------------------------------



                  See accompanying notes to consolidated financial statements.

                                               F-4

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Interim Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At September 30, 2011 and June 30, 2011, the balance did not exceed the federally insured limit.

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

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

The Company's financial statements for the three months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $92,031 for the three months ended September 30, 2011 and an accumulated deficit of $1,229,666 at September 30, 2011. At September 30, 2011, the Company had total current assets of $54,136 and total liabilities, all current of $746,454 for a working capital deficit of $692,318.

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

NOTE 3 - PROPERTY AND EQUIPMENT

At September 30, 2011 and June 30, 2011, Property and Equipment consisted of:

                                  September 30,             June 30,
                                      2011                    2011
                              --------------------    ---------------------

Furniture and Fixtures        $           256,431     $          256,811
Office Equipment                           92,987                 93,126
Computer Equipment                         16,504                 16,528

                              --------------------    ---------------------
                                          365,922                366,465

Accumulated Depreciation                                        (136,756)
                                         (158,500)
                              --------------------    ---------------------
Total                         $           207,422      $         229,709
                              ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. The change in value is a result of foreign currency exchange differences.

NOTE 4 - ADVANCES, RELATED PARTIES

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. During the three months ended September 30, 2011, Mr. Yeung Cheuk Hung advanced an additional $19,288. At September 30, 2011, the Company owes him $362,916. Such funds are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. During the three months ended

September 30, 2011, Ms. Look advanced an additional $7,559. At September 30, 2011, Ms. Look is owed $15,590. Such funds are due on demand.

During the year ended June 30, 2010 and 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At September 30, 2011, Top Growth Holdings Group, Inc. is owed $3,746. Such funds are due on demand.

NOTE 5 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At September 30, 2011 and June 30, 2011, the Company had $46,655 and $50,121, respectively in prepayment liabilities.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No. 30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We pay an annual rental rate of $213,780. The Company's minimum annual rent rate is:

                                   Fiscal Year Ended
                                       June 30,                 Annual Rent
                                       --------                 -----------
                                        2012                      $195,965

NOTE 7 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At September 30, 2011, the Company had 73,879,655 shares of its common stock issued and outstanding.

During the three months end September 30, 2011, the Company did not issue any shares of its common stock.

NOTE 8 - SUBSEQUENT EVENTS

On September 8, 2011, the Company and its wholly-owned subsidiary, Prestige entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note will not accrue interest. The transfer of leases occurred on October 1, 2011.

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

On September 8, 2011, the Company and its wholly-owned subsidiary, Prestige entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note will not accrue interest. The transfer of leases occurred on October 1, 2011.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

During the three months ended September 30, 2011 and September 30, 2010, we recognized $87,572 and $32,245 from our service office operations. The increase of $55,327 is a result of an increase in clients. During the three months ended September 30, 2011 and 2010, we incurred cost of revenues of $15,515 and $19,018, respectively. During the three months ended September 30, 2011 and 2010, we recognized resulting gross profits of $72,057 and $13,227, respectively. The resulting increase in gross profits is a result of the increase in revenues offset by a decrease in cost of revenues.

During the three months ended September 30, 2011, we incurred operational expenses of $164,858. During the three months ended September 30, 2010, we incurred $126,236 in operational expenses. The increase of $38,622 was a result of an $8,735 increase in general and administrative expenses, a $23,131 increase in accounting and audit fees, and a $6,368 increase in salary expenses.

During the three months ended September 30, 2011, we incurred a net loss of $92,031. During the three months ended September 30, 2010, we incurred a net loss of $113,010. The decrease of $20,979 was a result of the increase of $55,327 in revenues offset by a $38,622 increase in operational expenses, as discussed above.

LIQUIDITY

At September 30, 2011, we had total current assets of $54,136, consisting of $8,049 in cash and cash equivalents and $46,087 in prepaid expenses and other assets. At September 30, 2011, we had total liabilities of $746,454, all current. Total liabilities included $58,100 in accounts payable, $259,447 in accrued liabilities $46,655 in client prepayments and $382,252 in advances from related parties.

During the three months ended September 30, 2011, we used funds of $46,027 in our operational activities. During the three months ended September 30, 2011, we recognized a net loss of $92,031, which was adjusted for depreciation of $21,944. During the three months ended September 3, 2010, we used funds of $46,442 in our operational activities. During the three months ended September 30, 2010, we incurred a net loss of $113,010 which was adjusted for depreciation of $21,760.

During the three months ended September 30, 2011, we did not use or receive any funds from our investing activities. During the three months ended September 30, 2010, we used $1,727 in our investing activities consisting of the purchase of office equipment.

During the three months ended September 30, 2011, we received $26,847 from our financing activities. During the three months ended September 30, 2010, we received $37,487 from our financing activities.

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige.

During the three months ended September 30, 2011, Mr. Yeung Cheuk Hung advanced an additional $19,288. At September 30, 2011, the Company owes him $362,916. Such funds are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. During the three months ended September 30, 2011, Ms. Look advanced an additional $7,559. At September 30, 2011, Ms. Look is owed $15,590. Such funds are due on demand.

During the year ended June 30, 2010 and 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At September 30, 2011, Top Growth Holdings Group, Inc. is owed $3,746. Such funds are due on demand.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     Exhibit 101.INS  XBRL Instance Document

     Exhibit 101.SCH  XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document (1)

     Exhibit 101.DEF  XBRL Taxonomy Extension Definition Linkbase Document (1)

     Exhibit 101.LAB  XBRL Taxonomy Extension Label Linkbase Document (1)

     Exhibit 101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document (1)

     ------------
     (1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             ASPI, INC.
                                             (Registrant)



Dated:  November 4, 2011                     By: /s/ Look Yuen Ling
                                                 -------------------
                                                 Look Yuen Ling
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer