Form 10-Q
period 2011-12-31
ASPI, INC.
filed 2012-02-14
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended December 31, 2011

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

                                  303-422-8127
                                 --------------
                         (Registrant's Telephone number)

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

As of February 14, 2012, there were 98,879,655 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                        Page
                                                                                       ----

         Balance Sheets - December 31, 2011 and June 30, 2011 (Audited)                 F-1

         Statements of Operations -
                  For Three and Six Months Ended September 30, 2011 and 2010            F-2

         Statements of Cash Flows -
                  For the Three and Six Months Ended September 30, 2011 and 2010        F-3

         Notes to the Financial Statements                                              F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                       4

Item 4. Controls and Procedures                                                          4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                               4

Item 1A.  Risk Factors -  Not Applicable                                                 4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                     5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                                5

Item 4.  Removed and Reserved                                                            5

Item 5.  Other Information - Not Applicable                                              5

Item 6.  Exhibits                                                                        6

SIGNATURES                                                                               7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                                   ASPI, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,     June 30,
                                                                                             2011            2011
                                                                                         (Unaudited)       (Audited)
                                                                                       --------------------------------
                            ASSETS

Current assets

      Cash and cash equivalents                                                        $         9,114 $        26,506
      Prepaid expenses and other current assets                                                 47,155          50,813

                                                                                       --------------------------------
                 Total current assets                                                           56,269          77,319

      Property and equipment, net of $201,755 and $136,756
           accumulated depreciation, respectively                                              548,640         229,709
                                                                                       --------------------------------

      Goodwill                                                                                 319,710               -

                                                                                       --------------------------------
      Total assets                                                                     $       924,619 $       307,028
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                          60,762          34,693
      Accrued liabilities                                                                      261,060         263,378
      Prepayments, clients                                                                     109,132          50,121
      Notes payable                                                                            428,164               -
      Advances, related parties                                                                413,275         355,406
                                                                                       --------------------------------
                 Total current liabilities                                                   1,272,393         703,598

      Total liabilities                                                                      1,272,393         703,598
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 100,000,000 shares authorized; and                        988,796         738,797
        98,879,655 and 73,879,655 shares issued and outstanding as of
	December 31, 2011 and June 30, 2011, respectively
      Other comprehensive income                                                                 5,398           2,268
      Accumulated deficit                                                                   (1,341,968)     (1,137,635)

                                                                                       --------------------------------
                 Total stockholders' deficit                                                  (347,774)       (396,570)

                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       924,619 $       307,028
                                                                                       ================================

                          See accompanying notes to consolidated financial statements.
                                                   F-1


                                   ASPI, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2011 AND 2010
                                           (UNAUDITED)

                                                            Three Months Ended                 Six Months Ended
                                                              December 30,                        December 31,
                                                          2011             2010              2011               2010

                                                   ------------------------------------------------------------------------

Revenue                                            $        172,271 $         43,522 $          259,843 $           75,767

Cost of revenue                                              20,723           15,446             36,238             34,464
                                                   ------------------------------------------------------------------------

Gross profit                                                151,548           28,076            223,605             41,303

Operating expenses

      General and administrative                            221,159          147,037            364,073            251,718
      Depreciation                                           42,691           21,638             64,635             43,194
                                                   ------------------------------------------------------------------------
      Total operating expenses                     	    263,850          168,675            428,708            294,912

                                                   ------------------------------------------------------------------------
Loss from operations                                       (112,302)        (140,599)          (205,103)          (253,609)

Other income (expense)

      Interest and other income                                   -                -                770                  -
      Interest expense                                            -               (1)                 -                 (1)
                                                   ------------------------------------------------------------------------
      Total other income (expense)                                -               (1)               770                 (1)
                                                   ------------------------------------------------------------------------
Net loss                                           $       (112,302) $      (140,600) $        (204,333) $        (253,610)
                                                   ========================================================================

Other comprehensive income (loss)

      Foreign currency translation adjustment                   575           (1,451)             3,130                  -
                                                   ------------------------------------------------------------------------
Total comprehensive loss                           $       (111,727) $      (142,051) $        (201,203) $        (253,610)
                                                   ========================================================================

Loss per common share- basic:

      Net loss                                     $          (0.00)           (0.00) $          (0.00) $            (0.00)
                                                   ========================================================================

Weighted average common shares outstanding:

      Basic                                              98,604,619       73,879,655         86,243,785         73,879,655
                                                   ========================================================================






                          See accompanying notes to consolidated financial statements.

                                                      F-2


                                   ASPI, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 and 2010
                                           (UNAUDITED)


                                                                                          December 31,
                                                                                      2011             2010

                                                                                --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $      (204,333) $     (253,610)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                       64,635          43,194

Changes in operating assets and liabilities:

      Prepaid expenses, trade, and deposits                                               3,557           9,833
      Accounts payable and accrued liabilities                                           27,174          86,937
      Prepayments from clients                                                           59,011          17,494
                                                                                --------------------------------
      Total cash flow used in operating activities                                      (49,956)        (96,152)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                              (1,831)         (1,345)
                                                                                --------------------------------
      Total cash flow used in investing activities                                       (1,831)         (1,345)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                               57,870          73,668
      Payment to related party                                                          (21,683)              -
                                                                                --------------------------------
      Total cash flow provided by financing activities                                   36,187          73,668

Effect of exchange rate changes on cash                                                  (1,810)         (1,134)
                                                                                --------------------------------

NET CHANGE IN CASH                                                                      (17,392)        (24,963)

CASH AT BEGINNING OF PERIOD                                                              26,506          36,468
                                                                                --------------------------------

CASH AT END OF PERIOD                                                           $         9,114 $        11,505
                                                                                ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                    $             - $             -
                                                                                --------------------------------
      Cash paid for income tax                                                  $             - $             -
                                                                                --------------------------------



                  See accompanying notes to consolidated financial statements.

                                           F-3

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

Interim Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At December 31, 2011 and June 30, 2011, the balance did not exceed the federally insured limit.

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

The carrying value of the Company's financial assets and liabilities which consist of cash, accounts payable, and advances from related parties in management's opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using level 3 inputs, except for cash which is at level 1. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange, or credit risks arising from these financial instruments.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total comprehensive loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the periods ended December 31, 2011 and 2010, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with the applicable FASB standard, "Accounting for the Impairment or Disposal of Long-Lived Assets." Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Other Comprehensive Income (Loss)

The Company recognizes unrealized gains and loss on the Company's foreign currency translation adjustments as components of other comprehensive income
(loss).

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2011, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.


NOTE 2 - GOING CONCERN

The Company's financial statements for the three and six months ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $204,322 for the six months ended December 31, 2011 and an accumulated deficit of $1,341,968 at December 31, 2011. At December 31, 2011, the Company had total current assets of $56,269 and total liabilities, all current of $1,272,393 for a working capital deficit of $1,216,124.

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

During the 2012 fiscal year, the Company intends to continue its efforts in growing its office service operations.


NOTE 3 - LEASE ACQUISITION

On September 8, 2011, the Company and its wholly-owned subsidiary, Prestige entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The transfer of leases and the assets and liabilities associated with the leases occurred on October 1, 2011.

The $450,000 promissory note has a term of six months and therefor will be due on March 1, 2012. The promissory note does not accrue interest.

As part of the acquisition of the leases, the Company acquired the furniture, fixtures and office equipment associated with the acquisition. Such property was considered to have a book value of $384,107.

The following table presents the allocation of acquisition costs to the assets acquired and liabilities assumed, based on their fair values at October 1, 2011:

Purchase Price
   25,000,000 shares of  the Company's common
         stock valued at $0.01 per share                  $     250,000
   Promissory Note                                              450,000
                                                          -----------------
   Total Consideration                                    $     650,000
                                                          =================

Allocation of purchase price
    Furniture and Fixtures                                $     335,895
     Office Equipment                                            44,552
     Computer Equipment                                           3,660
                                                          -----------------
                                                                384,107
    Liabilities                                                 (53,817)
                                                          -----------------
    Goodwill                                              $     319,710

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2011 and June 30, 2011, Property and Equipment consisted of:

                                      December 31,              June 30,
                                         2011                     2011
                                  --------------------    ---------------------

Furniture and Fixtures            $           592,706     $          256,811
Office Equipment                              137,678                 93,126
Computer Equipment                             20,011                 16,528
                                  --------------------    ---------------------
                                              750,395                366,465
Accumulated Depreciation                     (201,755)              (136,756)
                                  --------------------    ---------------------
Total                             $           548,640     $          229,709
                                  ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. The change in value is a result of foreign currency exchange differences.

NOTE 5 - ADVANCES, RELATED PARTIES

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. During the six months ended December 31, 2011, Mr. Yeung Cheuk Hung advanced an additional $19,683. At December 31, 2011, the Company owes him $363,311. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. During the six months ended December 31, 2011, Ms. Look advanced an additional $36,062. At December 31, 2011, Ms. Look is owed $36,062. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2010 and 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At December 31, 2011, Top Growth Holdings Group, Inc. is owed $3,746. Such funds are unsecured, bear no interest, and are due on demand.

NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At December 31, 2011 and June 30, 2011, the Company had $109,132 and $50,121, respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2011, the Company had 98,879,655 shares of its common stock issued and outstanding.

During the six months end December 31, 2011, the Company issued 25,000,000 shares of its common stock valued at $250,000 in connection with the acquisition of certain leases, as discussed in Note 3.

NOTE 9 - SUBSEQUENT EVENTS

On January 15, 2011, the Company held its Annual Shareholder Meeting. At such Shareholder Meeting, the Shareholders of the Company approved the following actions:

     - The re-election of Yuen Ling Look, Siu Fong Kelly Yeung and Sui Lun Tong to the Board of Directors.
     -    The appointment of DeJoya & Griffith, as the Company's auditors.
     - Amending the Company's Articles of Incorporation to change of the Company's name to JV Group, Inc.
     - Amending the Company's Articles of Incorporation to increase the number of authorized common stock from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

At the time of this filing, the Company is in the process of filing the necessary documentation with the Secretary of State of Nevada to amend it Articles of Incorporation to effect the name change and the increase in authorized capital.

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

The office space provided is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports or public transportation. Services include advanced communication system, network access, updated IT, and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

During the three months ended December 31, 2011 and December 31, 2010, we recognized $172,271 and $43,522 from our service office operations. The increase of $128,749 is a result of an increase in clients, combined with an increase in the number leases held by the Company due to the acquisition of such leases on October 1, 2011. During the three months ended December 31, 2011 and 2010, we incurred cost of revenues of $20,723 and $15,446, respectively. During the three months ended December 31, 2011 and 2010, we recognized resulting gross profits of $151,548 and $28,076, respectively. The resulting increase in gross profits is a result of the increase in revenues offset by a decrease in cost of revenues.

During the three months ended December 31, 2011, we incurred operational expenses of $263,850. During the three months ended December 31, 2010, we incurred $168,675 in operational expenses. The increase of $95,175 was a result of a $74,122 increase in general and administrative expenses and a $21,053 increase in depreciation expenses.

During the three months ended December 31, 2011, we incurred a net loss of $112,302. During the three months ended December 31, 2010, we incurred a net loss of $140,600. The decrease of $28,298 was a result of the increase of $128,749 in revenues offset by a $95,175 increase in operational expenses, as discussed above.

For the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

During the six months ended December 31, 2011 and September 30, 2010, we recognized $259,843 and $75,767 from our service office operations. The increase of $184,076 is a result of an increase in clients, combined with an increase in the number leases held by the Company due to the acquisition of such leases on October 1, 2011. During the six months ended December 31, 2011 and 2010, we incurred cost of revenues of $36,238 and $34,464, respectively. During the six months ended December 31, 2011 and 2010, we recognized resulting gross profits of $223,605 and $41,303, respectively. The resulting increase in gross profits is a result of the increase in revenues caused by the acquisition of leases offset by a minimal decrease in cost of revenues.

During the six months ended December 31, 2011, we incurred operational expenses of $428,708. During the six months ended December 31, 2010, we incurred $294,912 in operational expenses. The increase of $133,796 was a result of an $112,355 increase in general and administrative expenses and a $21,441 increase in depreciation expenses.

During the six months ended December 31, 2011, we incurred a net loss of $204,333. During the six months ended December 31, 2010, we incurred a net loss of $253,610. The decrease of $49,277 was a result of the increase of $184,076 in revenues offset by a $133,796 increase in operational expenses, as discussed above.

LIQUIDITY

At December 31, 2011, we had total current assets of $56,269, consisting of $9,114 in cash and cash equivalents and $47,155 in prepaid expenses and other assets. At December 31, 2011, we had total liabilities of $1,272,393, all current. Total liabilities included $60,762 in accounts payable, $261,060 in accrued liabilities $109,132 in client prepayments, $428,164 in note payables and $413,275 in advances from related parties.

During the six months ended December 31, 2011, we used funds of $49,592 in our operational activities. During the six months ended December 31, 2011, we recognized a net loss of $204,333, which was adjusted for depreciation of $64,999. During the six months ended December 31, 2010, we used funds of $96,232 in our operational activities. During the six months ended December 31, 2010, we incurred a net loss of $253,610 which was adjusted for depreciation of $43,114.

During the six months ended December 31, 2011, we used $1,831 to acquire office equipment. During the six months ended December 31, 2010, we used $1,345 in our investing activities consisting of the purchase of office equipment.

During the six months ended December 31, 2011, we received $36,187 from our financing activities. During the six months ended December 31, 2010, we received $73,668 from our financing activities.

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. During the six months ended December 31, 2011, Mr. Yeung Cheuk Hung advanced an additional $19,683. At December 31, 2011, the Company owes him $363,311. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. During the six months ended December 31, 2011, Ms. Look advanced an additional $36,062. At December 31, 2011, Ms. Look is owed $36,062. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2010 and 2010, Top Growth Holdings Group, Inc, an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At December 31, 2011, Top Growth Holdings Group, Inc. is owed $3,746. Such funds are unsecured, bear no interest, and are due on demand.

Off-Balance Sheet Arrangements

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

         The Company made the following unregistered sales of its securities from October 1, 2010 through December 31, 2011.


     Date of Sale         Title of Securities       Number of Shares          Consideration         Class of Purchase
------------------------ ----------------------- ----------------------- ------------------------- --------------------

        10/1/11                  Common                25,000,00          Acquisition of leases    Business Associate


Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


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




                                             ASPI, INC.
                                             (Registrant)



Dated:  February 14, 2012                    By: /s/ Look Yuen Ling
                                                 -------------------
                                                 Look Yuen Ling
                                                 President, Chief Executive
                                                 Officer and Chief Financial
                                                 Officer