Form 10-Q
period 2012-03-31
ASPI, INC.
filed 2012-05-17
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2012

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-21477

                                   ASPI, INC.
                                 --------------
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

                                  303-422-8127
                              --------------------
                         (Registrant's Telephone number)

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

As of May 9, 2012, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

         Consolidated Condensed Balance Sheets - March 31, 2012 and
                  June 30, 2011                                              F-1

         Consolidated Condensed Statements of Operations -
                  For Three and Nine Months Ended March 31, 2012
                           and 2011                                          F-2

         Consolidated Condensed Statements of Cash Flows -
                  For the Three and Nine Months Ended March 31, 2012
                           and 2011                                          F-3

         Notes to the Consolidated Condensed Financial Statements            F-4

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                           4

Item 4. Controls and Procedures                                              4

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                   4

Item 1A.  Risk Factors -  Not Applicable                                     4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                    5

Item 4.  Mine Safety Disclosures - Not Applicable                            5

Item 5.  Other Information - Not Applicable                                  5

Item 6.  Exhibits                                                            6
SIGNATURES                                                                   7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                   ASPI, INC. AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                           March 31,       June 30,
                                                                                             2012            2011
                                                                                         (Unaudited)       (Audited)
                                                                                       --------------------------------
                            ASSETS

Current assets

      Cash and cash equivalents                                                        $         6,125 $        26,506
      Prepaid expenses and other current assets                                                 63,127          50,813

                                                                                       --------------------------------
                 Total current assets                                                           69,252          77,319

      Property and equipment, net of $244,702 and $136,756
           accumulated depreciation, respectively                                              506,217         229,709
                                                                                       --------------------------------

      Goodwill                                                                                 319,934               -

                                                                                       --------------------------------
      Total assets                                                                     $       895,403 $       307,028
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                          50,608          34,693
      Accrued liabilities                                                                        2,375         263,378
      Prepayments, clients                                                                     105,202          50,121
      Notes payable                                                                            452,054               -
      Advances, related parties                                                                730,898         355,406

                                                                                       --------------------------------
                 Total current liabilities                                                   1,341,137         703,598

      Total liabilities                                                                      1,341,137         703,598
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 100,000,000 shares authorized                             988,796         738,797
        98,879,655 and 73,879,655 shares issued and outstanding at
        March 31, 2012 and December 31, 2011, respectively
      Other comprehensive income                                                                 5,225           2,268
      Accumulated deficit                                                                   (1,439,755)     (1,137,635)
                                                                                       --------------------------------
                 Total stockholders' deficit                                                  (445,734)       (396,570)
                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       895,403 $       307,028
                                                                                       ================================


                      See accompanying notes to consolidated financial statements.

                                              F-1


                                   ASPI, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2012
                                           (UNAUDITED)


                                                            Three Months Ended                  Nine Months Ended
                                                                 March 31,                          March 31,
                                                          2012             2011              2012               2011
                                                   ------------------------------------------------------------------------

Revenue                                            $        162,047 $         47,928 $          421,890  $         123,695

Cost of revenue                                              21,446           14,567             57,684             49,031
                                                   ------------------------------------------------------------------------

Gross profit                                                140,601           33,361            364,206             74,664

Operating expenses

      General and administrative                            195,543          121,440            559,616            373,159
      Depreciation                                           43,311           21,714            107,946             64,908
                                                   ------------------------------------------------------------------------
      Total operating expenses                              238,854          143,154            667,562            438,067

                                                   ------------------------------------------------------------------------

Loss from operations                                        (98,253)        (109,793)          (303,356)          (363,403)

Other income

      Interest and other income                                 466              872              1,236                872
      Interest expense                                            -                -                  -                  -
                                                   ------------------------------------------------------------------------
      Total other income                                        466              872              1,236                872

                                                   ------------------------------------------------------------------------
Net loss                                           $        (97,787) $      (108,921) $        (302,120) $        (362,531)
                                                   ========================================================================

Other comprehensive income

      Foreign currency translation adjustment                   173                -              2,957                  -

                                                   ------------------------------------------------------------------------
Total comprehensive loss                           $        (97,614) $      (108,921) $        (299,163) $        (362,531)
                                                   ========================================================================

Loss per common share- basic:

      Net loss                                     $            (0.00) $       (0.00) $           (0.00)             (0.00)
                                                   ========================================================================

Weighted average common shares outstanding:

      Basic                                                98,879,655      73,879,655        90,513,019         73,879,655
                                                   ========================================================================






                  See accompanying notes to consolidated financial statements.

                                               F-2


                                   ASPI, INC. AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MARCH 31, 2012 AND 2011
                                           (UNAUDITED)


                                                                                             March 31,
                                                                                      2012             2011

                                                                                --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $      (302,120) $     (362,531)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                      107,946          64,908

Changes in operating assets and liabilities:

      Prepaid expenses, trade, and deposits                                             (12,415)         (1,162)
      Accounts payable and accrued liabilities                                         (241,664)        133,642
      Prepayments from clients                                                           55,082          31,086

                                                                                --------------------------------
      Total cash flow used in operating activities                                     (393,171)       (134,057)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                              (2,356)         (8,392)

                                                                                --------------------------------
      Total cash flow used in investing activities                                       (2,356)         (8,392)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                              375,493         137,424
      Advances from related party                                                         2,503               -
                                                                                --------------------------------
      Total cash flow provided by financing activities                                  377,996         137,424

Effect of exchange rate changes on cash                                                  (2,850)           (950)
                                                                                --------------------------------

NET CHANGE IN CASH                                                                      (20,381)         (5,975)

CASH AT BEGINNING OF PERIOD                                                              26,506          36,468
                                                                                --------------------------------

CASH AT END OF PERIOD                                                           $         6,125  $       30,493
                                                                                ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                    $             -  $            -
                                                                                --------------------------------
      Cash paid for income tax                                                  $             -  $            -
                                                                                --------------------------------



                  See accompanying notes to consolidated financial statements.

                                               F-3


                           ASPI, INC. AND SUBSIDIARIES
             Notes to the Consolidated Condensed Financial Statements
                    For the Nine Months Ended March 31, 2012
                                   (Unaudited)



NOTE 1 - BUSINESS AND BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ASPI, Inc., a Delaware corporation, its wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige Prime Office,
Limited (Prestige), a Hong Kong Special Administrative Region Corporation (collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

Interim Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by US GAAP for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended June 30, 2011 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012.

January 2012 Annual Shareholder Meeting

On January 15, 2012, the Company held its Annual Shareholder Meeting. At such Shareholder Meeting, the Shareholders of the Company approved the following actions:

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

At the time of this filing, the Company is in the process of filing the necessary documentation with the Secretary of State of Delaware to amend its Articles of Incorporation to effect the name change and the increase in authorized capital.

                           ASPI, INC. AND SUBSIDIARIES
             Notes to the Consolidated Condensed Financial Statements
                    For the Nine Months Ended March 31, 2012
                                   (Unaudited)


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

The Company minimizes its credit risk associated with cash by periodically evaluating the credit quality of its primary financial institution. The balance at times may exceed federally insured limits. At March 31, 2012 and June 30, 2011, the balance did not exceed the federally insured limit.

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

                           ASPI, INC. AND SUBSIDIARIES
             Notes to the Consolidated Condensed Financial Statements
                    For the Nine Months Ended March 31, 2012
                                   (Unaudited)

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

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total comprehensive loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three and nine month periods ended March 31, 2012 and 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with the applicable FASB standard, "Accounting for the Impairment or Disposal of Long- Lived Assets". Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Other Comprehensive Income (Loss)

The Company recognizes unrealized gains and loss on the Company's foreign currency translation adjustments as components of other comprehensive income
(loss).

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2011 and 2012, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 2 - GOING CONCERN

The Company's financial statements for the three and nine months ended March 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $302,120 for the nine months ended March 31, 2012 and an accumulated deficit of $1,439,755 at March 31, 2012. At March 31, 2012, the Company had total current assets of $69,252 and total liabilities, all current of $1,341,137 for a working capital deficit of $1,271,885.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                           ASPI, INC. AND SUBSIDIARIES
             Notes to the Consolidated Condensed Financial Statements
                    For the Nine Months Ended March 31, 2012
                                   (Unaudited)

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

The $450,000 promissory note has a term of six months and therefor will be due on March 1, 2012. The promissory note does not accrue interest. At March 31, 2012, the promissory note is still outstanding. There is no default provision in the promissory note.

As part of the acquisition of the leases, the Company acquired the furniture, fixtures, and office equipment associated with the acquisition. Such property was considered to have a book value of $384,107.

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

                           ASPI, INC. AND SUBSIDIARIES
             Notes to the Consolidated Condensed Financial Statements
                    For the Nine Months Ended March 31, 2012
                                   (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2012 and June 30, 2011, Property and Equipment consisted of:

                                      March 31,                June 30,
                                        2012                     2011
                                 --------------------    ---------------------

Furniture and Fixtures           $           593,120     $          256,811
Office Equipment                             137,774                 93,126
Computer Equipment                            20,025                 16,528
                                 --------------------    ---------------------
                                             750,919                366,465
Accumulated Depreciation                    (244,702)              (136,756)
                                 --------------------    ---------------------
Total                            $          506,217      $          229,709
                                 ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. The change in value is a result of foreign currency exchange differences.

NOTE 5 - ADVANCES, RELATED PARTIES

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. During the nine months ended March 31, 2012, Mr. Yeung Cheuk Hung advanced an additional $310,744. At March 31, 2012, the Company owes him $654,373. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. During the nine months ended March 31, 2012, Ms. Look advanced an additional $70,654. At March 31, 2012, Ms. Look is owed $70,654. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2011 and 2010, Top Growth Holdings Group, Inc., an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At March 31, 2012, Top Growth Holdings Group, Inc. is owed $5,871. Such funds are unsecured, bear no interest, and are due on demand.

NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At March 31, 2012 and June 30, 2011, the Company had $105,202 and $50,121, respectively, in prepayment liabilities.

                           ASPI, INC. AND SUBSIDIARIES
             Notes to the Consolidated Condensed Financial Statements
                    For the Nine Months Ended March 31, 2012
                                   (Unaudited)


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No. 30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. Per the lease agreement, we pay an annual rental rate of $213,780 which expires September 30, 2014. The Company's minimum annual rent rate is:

                                    Fiscal Year Ended
                                        June 30,                 Annual Rent
                                        --------                 -----------
                                          2012                    $195,965

NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 100,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At March 31, 2012, the Company had 98,879,655 shares of its common stock issued and outstanding.

During the nine months end March 31, 2012, the Company issued 25,000,000 shares of its common stock valued at $250,000 in connection with the acquisition of certain leases, as discussed in Note 3.

NOTE 9 - SUBSEQUENT EVENTS

In May 2012, the Company has entered into an agreement with a service provider to issue 2,500,000 shares of the Company's restricted common stock in payment of fees of $50,000. The shares will be issued after the increase in authorized shares is approved by FINRA.

The Company has evaluated it activities subsequent to the nine months ended March 31, 2012 and found no other reportable subsequent events.

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

PLAN OF OPERATIONS
------------------

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

During the three months ended March 31, 2012 and 2011, we recognized revenues of $162,047 and $47,928 from our service office operations. The increase of $114,119 is a result of an increase in clients, combined with an increase in the number leases held by the Company due to the acquisition of such leases on October 1, 2011. During the three months ended March 31, 2012 and 2011, we incurred cost of revenues of $21,446 and $14,567, respectively. During the three months ended March 31, 2012 and 2011, we recognized resulting gross profits of $140,601 and $33,361, respectively. The resulting increase in gross profits is a result of the increase in revenues offset by a decrease in cost of revenues.

During the three months ended March 31, 2012, we incurred operational expenses of $238,854. During the three months ended March 31, 2011, we incurred $143,154 in operational expenses. The increase of $95,700 was a result of a $74,143 increase in general and administrative expenses and a $21,597 increase in depreciation expenses.

During the three months ended March 31, 2012, we incurred a net loss of $97,787. During the three months ended March 31, 2011, we incurred a net loss of $108,921. The decrease of $11,134 was a result of the increase of $114,119 in revenues offset by a $95,700 increase in operational expenses, as discussed above.

For the Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

During the nine months ended March 31, 2012 and 2011, we recognized $421,890 and $123,695 from our service office operations. The increase of $298,195 is a result of an increase in clients, combined with an increase in the number leases held by the Company due to the acquisition of such leases on October 1, 2011. During the nine months ended March 31, 2012 and 2011, we incurred cost of revenues of $57,684 and $49,031, respectively. During the nine months ended March 31, 2012 and 2011, we recognized resulting gross profits of $364,206 and $74,664, respectively. The resulting increase in gross profits is a result of the increase in revenues caused by the acquisition of leases offset by a minimal decrease in cost of revenues.

During the nine months ended March 31, 2012, we incurred operational expenses of $667,562. During the nine months ended March 31, 2011, we incurred $438,067 in operational expenses. The increase of $229,495 was a result of an $186,457 increase in general and administrative expenses and a $43,038 increase in depreciation expenses.

During the nine months ended March 31, 2012, we incurred a net loss of $302,120. During the nine months ended March 31, 2011, we incurred a net loss of $362,531. The decrease of $60,411 was a result of the increase of $298,195 in revenues offset by a $229,495 increase in operational expenses, as discussed above.

LIQUIDITY
---------

At March 31, 2012, we had total current assets of $69,252, consisting of $6,125 in cash and cash equivalents and $63,127 in prepaid expenses and other assets. At March 31, 2012, we had total liabilities of $1,341,137, all current. Total liabilities included $50,608 in accounts payable, $2,375 in accrued liabilities $105,202 in client prepayments, $452,054 in note payables and $730,898 in advances from related parties.

During the nine months ended March 31, 2012, we used funds of $393,171 in our operational activities. During the nine months ended March 31, 2012, we recognized a net loss of $302,120, which was adjusted for depreciation of $107,946. During the nine months ended March 31, 2011, we used funds of $134,057 in our operational activities. During the nine months ended March 31, 2011, we incurred a net loss of $362,531 which was adjusted for depreciation of $64,908.

During the nine months ended March 31, 2012, we used $2,356 to acquire office equipment. During the nine months ended March 31, 2011, we used $8,392 in our investing activities consisting of the purchase of office equipment.

During the nine months ended March 31, 2012, we received $377,996 from our financing activities. During the nine months ended March 31, 2011, we received $137,424 from our financing activities.

During the years ended June 30, 2011 and 2010, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $179,884 and $163,745, respectively, to support the operations of Prestige. During the nine months ended March 31, 2012, Mr. Yeung Cheuk Hung advanced an additional $310,744. At March 31, 2012, the Company owes him $654,373. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2011 and 2010, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $7,710 and $321, respectively to Mega to support operations. During the nine months ended March 31, 2012, Ms. Look advanced an additional $70,654. At March 31, 2012, Ms. Look is owed $70,654. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2011 and 2010, Top Growth Holdings Group, Inc., an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $750 and $2,996, respectively to the Company. At March 31, 2012, Top Growth Holdings Group, Inc. is owed $5,871. Such funds are unsecured, bear no interest, and are due on demand.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from January 1, 2012 through March 31, 2012.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                NONE.

ITEM 4.  MINE SAFETY DISCLOSURES

            Not Applicable.

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





                                    ASPI, INC.
                                    (Registrant)



Dated:  May 17, 2012                By: /s/ Look  Yuen Ling
                                        -------------------
                                         Look Yuen Ling
                                         President, Chief Executive Officer and
                                             Chief Financial Officer