Form 10-K
period 2012-06-30
ASPI, INC.
filed 2012-10-16
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-21477

                                 JV GROUP, INC.
                              (Formerly ASPI, Inc.)
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

                                 (303) 422-8127
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 12, 2012 was approximately $11,640 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date.

As of October 11, 2012, there were 98,879,655 shares outstanding of which 582,013 shares were held by non-affiliates.


                                TABLE OF CONTENTS

   ITEM                                               DESCRIPTION                                          PAGE

Part I

Item 1.        Business                                                                                      1

Item 1A.       Risk Factors                                                                                  5

Item 1B.       Unresolved Staff Comments                                                                     8

Item 2.        Description of Properties                                                                     9

Item 3.        Legal Proceedings                                                                             9

Item 4.        Mine Safety Disclosures                                                                       9

Part II

Item 5.        Market for Registrant's Common Equity,  Related Stockholder Matters, and Issuer Purchases     9

Item 6.        Selected Financial Data                                                                       10

Item 7.        Management's Discussion and Analysis of Financial Condition                                   11
               and Results of Operations

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                    14

Item 8.        Financial Statements and Supplementary Data                                                   14

Item 9.        Changes in and Disagreements with Accountants on Accounting and                               27
               Financial Disclosure

Item 9A.       Controls and Procedures                                                                       27

Item 9B.       Other Information                                                                             28

Part III

Item 10.       Directors, Executive Officers and Corporate Governance                                        29

Item11.        Executive Compensation                                                                        32

Item 12.       Security Ownership of Certain Beneficial Owners and Management and                            33

Item 13.       Certain Relationships and Related Transactions and Director Independence                      34

Item 14.       Principal Accountant Fees and Services                                                        35

Item 15.       Exhibits and Financial Statement Schedules                                                    36

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the"Reform Act"). Although JV Group, Inc. ("JV Group" or the "Company", which may also be referred to as "we", "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1.  BUSINESS

Company History and Overview

ASPI, Inc. ( "APSI") was formed in Delaware in September 29, 2008. On May 21, 2009, ASPI merged with Aspeon, Inc. ("Aspeon") and A08 Holdings, Inc. ("A08") to reorganize into a holding company structure under which ASPI would survive as the holding company by merger with Aspeon and A08. After the merger, holders of Aspeon common stock received an equivalent number of shares of ASPI, and such shares have the same rights, privileges and preferences as the shares of the common stock of Aspeon. Prior to the reorganization, ASPI and A08 were wholly-owned subsidiaries of Aspeon. Also on June 30, 2009, ASPI sold A08 to an unrelated third party for nominal consideration.

On April 25, 2012, ASPI amended its Article of Incorporation with the State of Delaware to change its name from ASPI, Inc. to JV Group, Inc. ("JV Group") and to increase its authorized capital from One Hundred Million (100,000,000) common shares to One Billion (1,000,000,000) common shares.

We have two wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige Prime Office, Limited ("Prestige"), a Hong Kong Special Administrative Region Corporation (JV Group and its subsidiaries are collectively referred to as the "Company", "we", "our", or "us".)

JV Group operates primarily as an office service provider, in Hong Kong, through its wholly-owned subsidiary, Prestige. Prestige provides office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports and public transportation. Services include advanced communication system, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Prestige Prime Office, Ltd. Acquisition

Effective June 30, 2010, ASPI entered into an Acquisition Agreement with Prestige Prime Office, Ltd. Under the Agreement, ASPI acquired all of the issued and outstanding common stock of Prestige Prime Office, LTD. ("Prestige"), a Hong Kong Special Administrative Region Corporation. As a result of the acquisition, Prestige became a wholly-owned subsidiary ofASPI.

In exchange for $50,000 cash and 60,000,000 restricted shares of the common stock of ASPI, ASPI acquired 100% all of the 4,000,000 issued and outstanding shares of the common stock of Prestige.

Prestige had one sole shareholder, Mr. Yeung Cheuk Hung. As a result of the acquisition, Mr. Yeung became the majority shareholder of the Company holding approximately 81.21% of the issued and outstanding common stock of the Company at the time of the acquisition.

Mega Action Limited

During the year ended June 30, 2010, the Company incorporated a subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, act as directors of Mega Action Limited.

In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega"). There is only one share of Mega share issued and outstanding. Mega is a wholly owned Subsidiary of the Company. Mega operates as the eastern operations management division of the Company.

Leasehold Acquisition

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase certain leaseholds in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note was due on March 1, 2012. At the time of this filing, the promissory note is still outstanding. The promissory note does not accrue interest. On October 1, 2012, the leases were transferred to Prestige.

The leasehold is approximately 4,419 square feet and includes 24 offices and 2 conference rooms. At the time of the exchange approximately 15 offices were leased out and Huge Earn held approximately $57,725 in deposits from these leases.

As part of the transaction, Prestige entered into a new 3 year lease agreement for the space, from October 1, 2011 through September 30,2014.

BUSINESS

JV Group's current goal is to be a serviced office provider through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

The office space provided by Prestige is fully furnished, equipped and staffed, located at addresses in central business districts with convenient access to airport or public transportation. Services to be provided include advanced communication systems, network access, updated IT and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

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

The first center

The first center is composed of two units at Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is on one floor and occupies approximately 5,000 square feet. With the experience of operating the first center, Prestige acquired another center in the same building from Huge Earn on September 8, 2011. The second center is of approximately 5,000 square feet.

INTELLECTUAL PROPERTY

We do not hold any patents or patent applications.

EMPLOYEES

As of June 30, 2012, we had 8 employees, employed solely by our wholly-owned subsidiary, Prestige. The Company's officers do not have employment agreements at this time. We feel that the relations with our employees are in good standing.

ITEM 1A. RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

WE HAVE LIMITED WORKING CAPITAL AND LIMITED CASH FUNDS.

At June 30, 2012, we have total current assets of $66,545, of which $10,407 is cash on hand. At June 30, 2012, we have total current liabilities of $1,409,870. We have a working capital deficit of $1,742,010 at June 30, 2012. During the year ended June 30, 2012, we recognized revenues of $576,620 but recognized a net loss of $604,375.

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

JV GROUP IS A HOLDING COMPANY, AND THERE ARE LIMITATIONS ON OUR ABILITY TO RECEIVE DISTRIBUTIONS FROM OUR SUBSIDIARIES.

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

Mr. Yeung Cheuk Hung, an affiliate of the Company, owns approximately 61% of our issued and outstanding common stock. As a result, Mr. Yeung effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 7609 Ralston Road, Arvada, Colorado.

Our wholly-owned subsidiary, Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The centers are located on two floors and occupy approximately 10,000 square feet. We pay an annual rental rate of $367,324.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4.  MINE SAFETY DISCLOSURE.

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

Our common stock's trading symbol is "ASZP".


                                                    High              Low
         Year Ended June 30, 2012:
                  September 30, 2011                $ 0.05             $0.01
                  December 31, 2011                   0.01              0.0011
                  March 31, 2012                      0.06              0.0032
                  June 30, 2012                       0.02              0.01

         Year Ended June 30, 2011:
                  September 30, 2010                $ 0.11             $0.05
                  December 31, 2010                   0.10              0.05
                  March 31, 2011                      0.05              0.05
                  June 30, 2011                       0.05              0.05

Holders. As of June 30, 2012, there were approximately 130 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., P.O. Box 191767, Atlanta, GA, 31119. Mountain Share Transfer's telephone number is 303-460-1149.

Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors.

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from July 1, 2010 through June 30, 2012.


Date of Issuance   Title of Securities   Number of Shares         Consideration              Holder
----------------   -------------------   ----------------         -------------              ------

     10/1/11        Common Stock         25,000,000        Acquisition of Leases   Choy, Po Shu Michael

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

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATION

JV Group's strategy is to be a serviced office provider in the Far East through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

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

On April 25, 2012, the Company filed with the Secretary of State of Delaware, an Amendment to its Certificate of Incorporation in order to change the Company's name from ASPI, Inc. to JV Group, Inc. and increase the authorized number of common shares from One Hundred Million (100,000,000) to One Billion (1,000,000,000) shares.

The Company will need substantial additional capital to support its budget. The Company has no committed source for any funds as of date hereof. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

At June 30, 2012, we have total current assets of $66,545, of which $10,407 is cash on hand. At June 30, 2012, we have total current liabilities of $1,409,870. We have a working capital deficit of $1,742,010 at June 30, 2012. The Company will need substantial additional capital to support its continuing operations. The Company has had minimal revenues. The Company has no committed source for any funds as of the date hereof. In the event funds cannot be raised when needed, the Company may not be able to continue to carry out its business plan, may never be able to grow its revenues and operations, and could fail in business as a result of these uncertainties.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans.

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2012 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2011

Revenue

During the year ended June 30, 2012 and 2011, we recognized $576,620 and $193,491, respectively in revenue from the serviced office operations of our wholly-owned subsidiary, Prestige. The cost of such revenues was $78,176 and $61,217, respectively. There was an increase of $383,129 in revenue as a result of the increase in clients, combined with an increase in the number leases held by the Company due to the acquisition of such leases on October 1, 2011.

During the year ended June 30, 2012, we recognized a gross profit of $498,444 compared to a gross profit of $132,274 during the year ended June 30, 2011.

Operational (Income) Expenses

During the year ended June 30, 2012, we recognized operational expenses of $1,104,153 compared to operational expenses of $590,176 for the year ended June 30, 2011. The $513,977 increase in operational expenses was a result of a $108,210 increase in general and administrative expenses, a $153,544 increase in rent and rate, a $63,333 increase in depreciation expense and a $188,890 increase in amortization expense. The increase in general and administrative expenses and rent and rate was the result of the increased operational activities caused by the increase in leases from the acquisition of leases in October 2011.

Provision for Income Taxes

No provision for income taxes was required in the fiscal years ended June 30, 2012 and 2011 as we had sufficient carried forward tax losses to offset the profit arising in these periods.

Net Loss

During the year ended June 30, 2012, we recognized a net loss of $604,375 compared to a net loss of $457,901 during the year ended June 30, 2011. The increase of $146,474 in net losses was a result of the $383,129 increase in revenues offset by a $511,309 increase in operational expenses.

LIQUIDITY AND CAPITAL

As of June 30, 2012, we had total current assets of $66,545 consisting of $10,407 in cash and prepaid expenses and other current assets of $56,138. At June 30, 2012, we had total liabilities of $1,409,870, all current. Total current liabilities consisted of accounts payable of $62,885, accrued liabilities of $3,545 prepayments from clients of $102,123, notes payable of $452,439 and related parties advances of $788,878. The Company has a working capital deficit of $1,742,010.

Going Concern

In our Annual Report on Form 10-K for the fiscal years ended June 30, 2012 and 2011, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $1,742,010 and a working capital deficit of $1,343,325 as of June 30, 2012.

Consequently, we are now dependent on raising additional equity and /or, debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or debt that we will need to fund our ongoing operating expenses.

For the year ended June 30, 2012, net cash used in operations was $447,230, compared to $190,584 for the year ended June 30, 2011, an increase of $256,646. During the year ended June 30, 2012, the net loss of $604,375 was reconciled for the non-cash item of depreciation of $150,221 and amortization of $188,890.

During the year ended June 30, 2012, we used $367 in investing activities, including the purchase of $367 in fixed assets by our wholly-owned subsidiary, Prestige. During the year ended June 30, 2011, we used $8,556 in investing activities.

During the year ended June 30, 2012, we received $431,377 from our financing activities. During the year ended June 30, 2011, we received $188,344 from our financing activities.

During the years ended June 30, 2012 and 2011, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524 and $179,884, respectively, to support the operations of Prestige. At June 30, 2012, the Company owes him $709,070. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2012 and 2011, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $65,727 and $7,710, respectively to Mega to support operations. At June 30, 2012, Ms. Look is owed $73,937 Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2012 and 2011, Top Growth Holdings Group, Inc., an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $0 and $750, respectively to the Company. At June 30, 2012, Top Growth Holdings Group, Inc. is owed $0. Such funds are unsecured, bear no interest, and are due on demand.

EFFECTS OF INFLATION

Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe that inflation has had, or is likely in the future to have, a material effect on our results or financial condition.

CRITICAL ACCOUNTING POLICIES

Foreign Currency Translation

The financial statements of JV Group's wholly-owned subsidiaries, Prestige and Mega are measured using the local currency (the Hong Kong Dollar (HK$)) as the functional currency. Assets and liabilities of Prestige and Mega are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in shareholders' equity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

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

Management's Annual Report On Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial
     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Based on this assessment, management believes that as of June 30, 2012, our internal control over financial reporting is not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2012, our directors and officers were:

                    NAME               AGE                 POSITION

             Yuen Ling Look             44      President, Chief Executive
                                                Officer, Chief Financial Officer
                                                and Director
             Siu Fong Kelly Yeung       42      Director
             Siu Lun Tong               49      Director


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2012, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of Top Growth Holdings Group, Inc., Mr. Yeung Cheuk Hung and Mr. Po Shu Michael Choy.

CODE OF ETHICS

     Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2012, 2011 and 2010 (the "Named Executive Officers"):


                           SUMMARY COMPENSATION TABLE

                                                                  Nonequity      Nonqualified
                                                                  incentive        deferred
                                             Stock     Option        plan        compensation     All other
    Name &                Salary    Bonus     awards   awards    compensation      earnings      compensation     Total
   Position      Year      ($)       ($)       ($)       ($)         ($)             ($)             ($)           ($)
--------------- -------- --------- --------- --------- -------- --------------- --------------- --------------- ----------

Yuen Ling Look   2012      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-
                 2011      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-
                 2010      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-


(1)Ms.  Look was  appointed the President of the Company in November  2009.  Ms. Look does not have a  compensation agreement with the Company at this time.


EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal year ended June 30, 2012.

                              DIRECTOR COMPENSATON

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2012:



                        Fees                                                 Nonqualified
                        earned or                            Non-equity        deferred
                        paid in     Stock      Option      incentive plan    compensation      All other
         Name              cash     awards     awards ($)   compensation       earnings       compensation      Total
                           ($)         ($)                       ($)              ($)             ($)            ($)
----------------------- ----------- ---------- ----------- ---------------- ---------------- --------------- -------------

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


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of June 30, 2012, by:

     o each person who is known by JV Group to own beneficially more than 5% of the Company's outstanding common stock,
     o    each of the Company's named executive officers and directors, and
     o    all executive officers and directors as a group.

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

                                             NUMBER OF         PERCENT OF
  NAME AND ADDRESS OF BENEFICIAL OWNER        SHARES         OUTSTANDING(4)

Yuen Ling Look (2)
President and Director                       13,108,000           13.25%

Top Growth  Holdings Group, Inc. (2)         13,108,000           13.25%

Siu Fong Kelly Yeung                             0                  0%

Siu Lun Tong                                     0                  0%

Yeung Cheuk Hung (3)                         60,000,000           60.67%

Po Shu Michael Choy                          25,000,000            25.28

All executive officers and directors         13,108,000           13.25%
         as a group, 3 people.

(1) The above officers and directors' address is c/o JV Group, Inc. 7609 Ralston Road, Arvada, Colorado, 80002.
(2) Ms. Look is the beneficial owner of Top Growth Holdings Group, Inc., which holds 13,108,000 shares of the Company's common stock.
(3)  Mr. Hung is a manager of Prestige, the Company's wholly-owned subsidiary.
(4) Based on 98,879,655 shares of the Company's common stock issued and outstanding at June 30, 2012.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDERPENDENCE

During the years ended June 30, 2012 and 2011, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524 and $179,884, respectively, to support the operations of Prestige. At June 30, 2012, the Company owes him $709,070. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2012 and 2011, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $65,727 and $7,710, respectively to Mega to support operations. At June 30, 2012, Ms. Look is owed $73,937. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2012 and 2011, Top Growth Holdings Group, Inc., an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $0 and $750, respectively to the Company. At June 30, 2012, Top Growth Holdings Group, Inc. is owed $0. Such funds are unsecured, bear no interest, and are due on demand.

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase certain leaseholds in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. At the direction of Huge Earn, the promissory note and the shares were issued to Po Shu Michael Choy, making him an affiliate of the Company. The promissory note was due on March 1, 2012. At the time of this filing, the promissory note is still outstanding. The promissory note does not accrue interest.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. De Joya Griffith & Company, LLC ("De Joya") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining De Joya's independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended June 30, 2012.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2012 and 2011.

                                         Year Ended June 30,

                                   2012                       2011
                           ----------------------      ---------------------

Audit Fees                       $33,000                     $6,175

Audit-related Fees                  $0                         $0

Tax Fees                            $0                         $0

All Other Fees                      $0                         $0
                           ----------------------      ---------------------
Total Fees                       $33,000                     $6,175


All audit work was performed by the auditors' full time employees.

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


   EXHIBIT
   NUMBER           DESCRIPTION AND METHOD OF FILING

2.1                 Agreement and Plan of Merger and Reorganization Into Holding Company**
2.2                 Acquisition  Agreement  By  and  Among  ASPI,  Inc.  and  Prestige  Prime  Office,  Ltd.  and  Its
3(i).1              Articles of Incorporation of ASPI, Inc.**
3(i).2              Articles of Incorporation of A08 Holdings, Inc.**
3(i).3              Certificate of Amendment to the Certificate of Incorporation of ASPI, Inc.*
3(ii).1             Bylaws of ASPI, Inc.**
3(ii).2             Bylaws of A08 Holdings, Inc.**
10.1                Agreement by and between  Prestige Prime Office,  Ltd. and Huge Earn  Investments  Limited,  dated
21.1                Subsidiaries of the Registrant*
31.1                Certification  of Chief  Executive  and Chief  Financial  Officer  pursuant  to Section 302 of the
32.1                Certification  of  Principal  Executive  and  Financial  Officer  pursuant  to Section  906 of the

     * Filed herewith.
     ** Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on July 7, 2009. *** Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on September 10, 2010. ****Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on August 10, 2011.

..

                                DeJoya Griffith
                  Certified Public Accountants and Consultants


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
JV Group, Inc.

We have audited the accompanying consolidated balance sheets of JV Group, Inc. (the "Company") as of June 30, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended June 30, 2012. JV Group, Inc's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JV Group, Inc. as of June 30, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ De Joya Griffith, LLC
Henderson, Nevada
October 15, 2012


     De Joya Griffith, LLC | 2580 Anthem Village Dr. | Henderson, NV  89052
               Telephone (702) 563-1600 | Facsimile (702) 920-8049
                             www.dejoyagriffith.com


                         JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                           June 30,        June 30,
                                                                                             2012            2011
                                                                                       --------------------------------

                            ASSETS

Current assets

      Cash and cash equivalents                                                        $        10,407 $        26,506
      Prepaid expenses and other current assets                                                 56,138          50,813
                                                                                       --------------------------------
                 Total current assets                                                           66,545          77,319

      Property and equipment, net of $287,754 and $136,756
           accumulated depreciation, respectively                                              463,808         229,709
                                                                                       --------------------------------

      Intangible Assets, net of $188,890 amortization expense                                  131,317               -

                                                                                       --------------------------------
      Total assets                                                                     $       661,670 $       307,028
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                          62,885          34,693
      Accrued liabilities                                                                        3,545         263,378
      Prepayments, clients                                                                     102,123          50,121
      Notes payable                                                                            452,439               -
      Advances, related parties                                                                788,878         355,406

                                                                                       --------------------------------
                 Total current liabilities                                                   1,409,870         703,598

      Total liabilities                                                                      1,409,870         703,598   1,343,325
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                           988,797         738,797
        98,879,655 and 73,879,655 shares issued and outstanding at
        June 30, 2012 and 2011, respectively
      Other comprehensive income                                                                 5,013           2,268
      Accumulated deficit                                                                   (1,742,010)     (1,137,635)

                                                                                       --------------------------------
                 Total stockholders' deficit                                                  (748,200)       (396,570)

                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       661,670 $       307,028
                                                                                       ================================


          See accompanying notes to consolidated financial statements.




                         JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2012 AND 2011


                                                         June 30,
                                                           2012              2011

                                                   -------------------------------------

Revenue                                            $          576,620$          193,491

Cost of revenue                                                 78,176           61,217
                                                   -------------------------------------

Gross profit                                                  498,444           132,274

Operating expenses

      General and administrative                             397,718            289,508
      Rent and rate                                          367,324            213,780
      Amortization                                           188,890                  -
      Depreciation                                           150,221             86,888
                                                   -------------------------------------
      Total operating expenses                             1,104,153            590,176

                                                   -------------------------------------

Loss from operations                                        (605,709)          (457,902)

Other income

      Interest and other income                                1,334                  1
      Interest expense                                             -                  -
                                                   -------------------------------------
      Total other income                                       1,334                  1

                                                   -------------------------------------
Net loss                                           $        (604,375)$         (457,901)
                                                   =====================================

Other comprehensive income

      Foreign currency translation adjustment                  2,745                887

                                                   -------------------------------------
Total comprehensive loss                           $        (601,630)$         (457,014)
                                                   =====================================

Loss per common share- basic:

      Net loss                                     $           (0.$1)            (0.01)
                                                   =====================================

Weighted average common shares outstanding:

      Basic                                             92,575,285           73,879,655
                                                   =====================================




          See accompanying notes to consolidated financial statements.

                                      F-3




                                 JV GROUP, INC. AND SUBSIDIARIES
                                      (Formerly ASPI, Inc.)
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JUNE 30, 2012 AND 2011

                                                                                            June 30,
                                                                                      2012             2011

                                                                                --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $      (604,375)$      (457,901)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                      150,221          86,888
      Amortization                                                                      188,890               -

Changes in operating assets and liabilities:

      Prepaid expenses, trade, and deposits                                              (5,256)          2,378
      Accounts payable and accrued liabilities                                         (228,435)        144,637
      Prepayments from clients                                                           51,725          33,414

                                                                                --------------------------------
      Total cash flow used in operating activities                                     (447,230)       (190,584)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                                (367)         (8,556)

                                                                                --------------------------------
      Total cash flow used in investing activities                                         (367)         (8,556)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                              431,377         188,344
      Advances from related party                                                             -               -
                                                                                --------------------------------
      Total cash flow provided by financing activities                                  431,377         188,344

Effect of exchange rate changes on cash                                                      41             834
                                                                                --------------------------------

NET CHANGE IN CASH                                                                      (16,179)         (9,962)

CASH AT BEGINNING OF PERIOD                                                              26,587          36,468
                                                                                --------------------------------

CASH AT END OF PERIOD                                                           $        10,407 $        26,506
                                                                                ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                    $             - $             -
                                                                                --------------------------------
      Cash paid for income tax                                                  $             - $             -
                                                                                --------------------------------

NON-CASH INVESTING AND FINANCING ACTIVITIES

      Common stock issued pursuant to acquistion



          See accompanying notes to consolidated financial statements.




                                 JV GROUP, INC. AND SUBSIDIARIES
                                      (Formerly ASPI, Inc.)
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                           FOR THE YEARS ENDED JUNE 30, 2012 AND 2011


                                                                 Additional                          Accumulated
                                  Common Stock                   Paid - in       Accumulated        Comprehensive
                                     Shares          Amount       Capital          Deficit         Profit / (Loss)        Total

                                -----------------  -----------  -------------  -----------------  ---------------- ----------------

Balance, June 30, 2010                73,879,655 $    738,797  $           -  $        (679,734) $          1,381           60,444

Foreign currency translation                   -            -              -                  -               887              887

Net loss                                       -            -              -           (457,901)                -         (457,901)
                                -----------------  -----------  -------------  -----------------  ---------------- ----------------
Balance, June 30, 2011                73,879,655      738,797              -         (1,137,635)            2,268         (396,570)

Stock for lease acquisition           25,000,000      250,000              -                  -                 -          250,000

Foreign currency translation                   -            -              -                  -             2,745            2,745

Net loss                                       -            -              -           (604,375)                -         (604,375)
                                -----------------  -----------  -------------  -----------------  ---------------- ----------------

Balance, June 30, 2012                98,879,655 $    988,797 $            - $       (1,742,010)$           5,013 $       (748,200)
                                =================  ===========  =============  =================  ================ ================








                  See accompanying notes to consolidated financial statements.

                                               F-5

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011


NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Company History

ASPI, Inc. ("APSI") was formed in Delaware in September 29, 2008. On April 25, 2012, ASPI filed an amendment to its Certificate of Incorporation to change its name from ASPI, Inc. to JV Group, Inc. ("JV Group.") In addition at that time, JV Group increased the number of authorized common shares from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

Business

JV Group operates primarily as an office service provider through its wholly-owned subsidiary, Prestige Prime Office, Limited ("Prestige"). Prestige provides office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airport or public transportation. Services include advanced communication systems, network access, updated IT, and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of JV Group, Inc., a Delaware corporation, its wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige, a Hong Kong Special Administrative Region Corporation (JV Group and its subsidiaries are collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011

Judgments and estimates of uncertainties are required in applying the Company's accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: a) Going concern; b) valuation allowance for deferred tax assets based on estimated future taxable income as described in Note 11; c) Depreciable life for property, plant and equipment and intangible assets. The relevant amounts could be adjusted in the near term if experience differs from current estimates.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC").

Foreign Currency Translation

The financial statements of JV Group's wholly-owned subsidiaries, Prestige and Mega are measured using the local currency (the Hong Kong Dollar (HK$) is the functional currency). Assets and liabilities of Prestige and Mega are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in the statement of operations.

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

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as result recognized certain intangibles, such as customer lists, as a result which are considered an intangible assets. These intangible assets are being amortized over an weighted average period of 1.7 years at a rate of $188,890 per year.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur. The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $19,740 and $29,016 as advertising cost for fiscal year ended June 30, 2012 and 2011, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total comprehensive loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended June 30, 2012 and 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011

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

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2012 and 2011, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011


United States

JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2012 and 2011.

BVI

Mega is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Prestige is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is subject to the tax rate 16.5%.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2012 and 2011, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company's financial statements for the years ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $604,375 for the year ended June 30, 2012 and an accumulated deficit of $1,742,010 at June 30, 2012. At June 30, 2012, the Company had total current assets of $66,545 and total liabilities, all current of $1,409,870 for a working capital deficit of $1,343,325.

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

During the 2013 fiscal year, the Company intends to continue its efforts in growing its office service operations.

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011


NOTE 4 - LEASE ACQUISITION

On September 8, 2011, the Company and its wholly-owned subsidiary, Prestige entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The transfer of leases and the assets and liabilities associated with the leases occurred on October 1, 2011.

The $450,000 promissory note has a term of six months and therefore will be due on March 1, 2012. The promissory note does not accrue interest. At June 30, 2012, the promissory note is still outstanding.

As part of the acquisition of the leases, the Company acquired fixed assets that included furniture, fixtures, and office equipment associated with the acquisition. Such property was considered to have a book value of $384,107, at the time of the purchase.

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. Under the purchase method, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair values. As part of the acquisition of the leases, the Company acquired such intangible assets as the client base associated with the leases and the contract with the landlord. The client base was valued at $217,609 to be amortized over one years. The contract with the landlord was valued at $102,498 to be amortized over a period of three years at a rate of approximately $34,166.

Management has made the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed that existed as of the date of completion of the acquisition as follows:

Purchase Price
   25,000,000 shares of  the Company's common
         stock valued at fair value of  $0.01 per share              $ 250,000
   Promissory Note                                                     450,000
                                                            -------------------
   Total Consideration                                               $ 700,000
                                                            ===================

Allocation of purchase price
    Furniture and Fixtures                                           $ 332,222
    Office Equipment                                                    44,052
    Computer Equipment                                                   3,619
Intangible Asset - Client base                                         217,609
Intangible Asset - Lease Right                                         102,498
                                                            -------------------
                                                                    $  700,000
                                                            ===================

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2012 and 2011, Property and Equipment consisted of:

                                   June 30,                 June 30,
                                     2012                     2011
                              --------------------    ---------------------

Furniture and Fixtures        $           593,627     $          256,811
Office Equipment                          137,893                   93,126
Computer Equipment                         20,042                   16,528
                              --------------------    ---------------------
                                          751,562                 366,465

Accumulated Depreciation                 (287,754)              (136,756)
                              --------------------    ---------------------
Total                         $          463,808      $          229,709
                              ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. The change in value is a result of foreign currency exchange differences.

NOTE 6 - NOTE PAYABLE

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore would be due on March 1, 2012. The promissory note does not accrue interest. At June 30, 2012, the promissory note is still outstanding and includes an additional $2,439 to account for exchang rate differences.

NOTE 7 - ADVANCES, RELATED PARTIES

During the years ended June 30, 2012 and 2011, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524 and $179,884, respectively, to support the operations of Prestige. The Company owes him $709,070 and $343,629 as of June 30, 2012 and 2011, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2012 and 2011, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $65,727 and $7,710, respectively to Mega to support operations. Ms. Look is owed $79,808 and $8,031 as of June 30, 2012 and 2011, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2012 and 2011, Top Growth Holdings Group, Inc., an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $0 and $750, respectively to the Company. Top Growth Holdings Group, Inc. is owed $0 and $3,476 as of June 30, 2012 and 2011, respectively. Such funds are unsecured, bear no interest, and are due on demand.

NOTE 8 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At June 30, 2012 and June 30, 2011, the Company had $102,123 and $50,121, respectively in prepayment liabilities.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $367,324 and $213,780 for the lease of our center for the year ended June 30, 2012 and 2011, respectively. The Company's minimum annual rent rate for the following three years are:

                        JV GROUP, INC. AND SUBSIDIARIES
                              (Formerly ASPI, Inc.)
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2012 and 2011

                                    Fiscal Year Ended
                                         June 30,                 Annual Rent
                                         --------                 -----------
                                             2013                   $418,527
                                             2014                   $418,257
                                             2015                   $247,083

NOTE 10 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At June 30, 2012, the Company had 98,879,655 shares of its common stock issued and outstanding.

During the year ended June 30, 2012, the Company issued 25,000,000 shares of its common stock valued at $250,000 in connection with the acquisition of certain leases, as discussed in Note 4.

During the year end June 30, 2011, the Company did not issue any shares of its common stock.

NOTE 11 - TAXES

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.


As of June 30, 2012 and 2011, the Company had a net operation loss (NOL) carry-forward of approxmiately $1,520,645 and $916,270. The NOL carryforward beings to expire in various years through 2031. Because management is unable to determine that it is more likely than not the Company will realize the tax benefit related to the NOL carryforward, by having tasable income, a valuation allowance has been established at June 30, 2012 and 2011 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

                                                        June 30,

                                                2012            2011

Deferred tax assets:
Foreign deferred tax assets                       78,995          4,598
Federal deferred tax assets                       97,109         64,548
Valuation allowance                             (176,104)       (69,146)
                                                ---------       --------
                                                $      -        $     -

The valuation allowance for deferred tax assets as of June 30, 2012 and 2011 was $176,104 and $69,146, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2012 and 2011, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2012 and 2011:

Federal statutory tax rate                                       35.0%
Foreign and U.S. tax rate differential                          (18.5)%
Permanent difference and other                                  (16.5)%
                                                                --------
Effective tax rate                                                0.0%


NOTE 12 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended June 30, 2012 and found no other reportable subsequent events.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JV GROUP, INC.




Date: October 15, 2012                      By: /s/ Yuen Ling Look
                                                --------------------------------
                                                Yuen Ling Look, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)



    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 15, 2012
                                          JV GROUP, INC.


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