Form 10-K/A
period 2012-06-30
JV GROUP, INC.
filed 2012-11-02
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------


                                   FORM 10-K/A


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



			       EXPLANATORY NOTE

JV Group, Inc. (the "Company"), is filing this amendment to its annual report on Form 10-K for the year ended June 30, 2012 filed with the Securities and Exchange Commission on October 15, 2012, for the purpose of furnishing XBRL Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This amendment does not reflect events occurring after the original filing. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the original filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


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

                                 	    JV GROUP, INC.




Date: November 2, 2012                      By: /s/ Yuen Ling Look
                                                --------------------------------
                                                Yuen Ling Look, President,
                                                Chief Executive Officer and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)



    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: November 2, 2012
                                          JV GROUP, INC.


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