Form 10-Q
period 2012-09-30
JV GROUP, INC.
filed 2012-11-14
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended September 30, 2012

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-21477

                                 JV GROUP, INC.
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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                     Yes [  ]             No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 6, 2012, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                 Page
                                                                          ----

         Consolidated Balance Sheets - September 30, 2012 and
                  June 30, 2012                                           F-1

         Consolidated Statements of Operations -
                  For Three Months Ended September 30, 2012
                           and 2011                                       F-2

         Consolidated Statements of Cash Flows -
                  For the Three Months Ended September 30, 2012
                           and 2011                                       F-3

         Notes to the Consolidated Financial Statements                   F-4

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

                                     PART I


ITEM 1. FINANCIAL STATEMENTS


                                 JV GROUP, INC. AND SUBSIDIARIES
                                    CONDENSED BALANCE SHEETS
                                           (Unaudited)

                                                                                          September 30,    June 30,
                                                                                             2012            2012
                                                                                       --------------------------------

                            ASSETS

Current assets

      Cash and cash equivalents                                                        $        12,099 $        10,407
      Prepaid expenses and other current assets                                                 53,560          56,138
                                                                                       --------------------------------
                 Total current assets                                                           65,659          66,545

      Property and equipment, net of $331,252 and $287,754
           accumulated depreciation, respectively                                              426,245         463,808
                                                                                       --------------------------------

      Intangible Assets, net of $62,963 and$188,890
           accumulated amortization, respectively                                               68,406         131,317
                                                                                       --------------------------------
      Total assets                                                                     $       560,310 $       661,670
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                          64,776          62,885
      Accrued liabilities                                                                        3,245           3,545
      Prepayments, clients                                                                     147,871         102,123
      Notes payable                                                                            452,790         452,439
      Advances, related parties                                                                799,393         788,878
                                                                                       --------------------------------
                 Total current liabilities                                                   1,468,075       1,409,870

      Total liabilities                                                                      1,468,075       1,409,870
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                           988,797         988,797
        98,879,655 shares issued and outstanding at
        September 30, 2012 and June 30, 2012, respectively
      Other comprehensive income                                                                 4,312           5,013
      Accumulated deficit                                                                   (1,900,874)     (1,742,010)
                                                                                       --------------------------------
                 Total stockholders' deficit                                                  (907,765)       (748,200)
                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       560,310 $       661,670
                                                                                       ================================


                  See accompanying notes to consolidated financial statements.

                                              F-1


                         JV GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
                                   (Unaudited)


                                                           Three Months Ended
                                                             September 30,
                                                         2012              2011

                                                  -----------------------------------

Revenue                                           $        165,399 $           87,572

Cost of revenue                                             20,219             15,515
                                                  -----------------------------------

Gross profit                                               145,180             72,057

Operating expenses

      General and administrative                            85,799            84,659
      Rent and rates                                       112,041            58,255
      Amortization                                          62,963                 -
      Depreciation                                          43,241            21,944
                                                  -----------------------------------
      Total operating expenses                             304,044           164,858
                                                  -----------------------------------

Loss from operations                                      (158,864)          (92,801)

Other income

      Interest and other income                                  -               770
      Interest expense                                           -                 -
                                                  -----------------------------------
      Total other income                                         -               770

                                                  -----------------------------------
Net loss                                          $       (158,864) $        (92,031)
                                                  ===================================

Other comprehensive income

      Foreign currency translation adjustment                 (701)            3,705
                                                  -----------------------------------
Total comprehensive loss                          $       (159,565) $        (88,326)
                                                  ===================================

Loss per common share- basic:

      Net loss                                    $          (0.00) $          (0.00)
                                                  ===================================

Weighted average common shares outstanding:

      Basic                                             98,876,655        73,879,655
                                                  ===================================




                  See accompanying notes to consolidated financial statements.

                                            F-2


                                JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
                                          (Unaudited)



                                                                                   For the Three Months Ended
                                                                                           September 30,
                                                                                      2012             2011
                                                                                --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $      (158,864) $      (92,031)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                       43,241          21,944
      Amortization                                                                       62,963               -

Changes in operating assets and liabilities:

      Prepaid expenses, trade, and deposits                                               2,621           4,625
      Accounts payable and accrued liabilities                                            1,582          22,900
      Prepayments from clients                                                           45,633          (3,465)
                                                                                --------------------------------
      Total cash flow used in operating activities                                       (2,824)        (46,027)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                              (5,348)              -
                                                                                --------------------------------
      Total cash flow used in investing activities                                       (5,348)              -

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                               16,345          26,847
      Payments on advances from officers and directors                                   (6,445)              -
                                                                                --------------------------------
      Total cash flow provided by financing activities                                    9,900          26,847

Effect of exchange rate changes on cash                                                     (37)            723
                                                                                --------------------------------

NET CHANGE IN CASH                                                                        1,691         (18,457)

CASH AT BEGINNING OF PERIOD                                                              10,407          26,506
                                                                                --------------------------------

CASH AT END OF PERIOD                                                           $        12,099 $         8,049
                                                                                ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                    $             - $             -
                                                                                --------------------------------
      Cash paid for income tax                                                  $             - $             -
                                                                                --------------------------------


                  See accompanying notes to consolidated financial statements.

                                              F-3

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2012 and 2011
                                   (Unaudited)



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

Judgments and estimates of uncertainties are required in applying the Company's accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: a) Going concern; b) valuation allowance for deferred tax assets based on estimated future taxable income; and
c) depreciable life for property, plant and equipment and intangible assets. The relevant amounts could be adjusted in the near term if experience differs from current estimates.

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC").

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2012 and 2011
                                   (Unaudited)

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2012 and 2011
                                   (Unaudited)

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as result recognized certain intangibles, such as customer lists, as a result which are considered an intangible assets. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of $188,890 per year.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur. The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $4,236 and $4,892 as advertising cost for the three months ended September 30, 2012 and 2011, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total comprehensive loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended September 30, 2012 and 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2012 and 2011
                                   (Unaudited)

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

NOTE 3 - GOING CONCERN

The Company's financial statements for the three months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $158,864 for the three months ended September 30, 2012 and an accumulated deficit of $1,900,874 at September 30, 2012. At September 30, 2012, the Company had total current assets of $65,659 and total liabilities, all current of $1,468,075 for a working capital deficit of $1,402,416.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2012 and 2011
                                   (Unaudited)


NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2012 and June 30, 2012, Property and Equipment consisted of:

                                    September 30,              June 30,
                                        2012                     2012
                                 --------------------    ---------------------

Furniture and Fixtures           $           594,088     $           593,627
Office Equipment                             137,999                 137,893
Computer Equipment                            25,410                  20,042
                                 --------------------    ---------------------
                                             757,497                 751,562
Accumulated Depreciation                    (331,252)               (287,754)
                                 --------------------    ---------------------
Total                            $           426,245      $          463,808
                                 ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the three months ended September 30, 2012, Prestige purchased $5,348 in computer equipment. The change in value in furniture and fixtures and office equipment is a result of foreign currency exchange differences.

NOTE 5 - NOTE PAYABLE

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore would be due on March 1, 2012. The promissory note does not accrue interest. At September 30, 2012, the promissory note is still outstanding and includes an additional $2,790 to account for exchange rate differences.

NOTE 6 - ADVANCES, RELATED PARTIES

During the year ended June 30, 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524, to support the operations of Prestige. During the three months ended September 30, 2012, the Company did not receive any such funds from Mr. Hung, but did make a payment of $6,445 to Mr. Hung. The Company owes him $703,170 and $709,070 as of September 30, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the three months ended September 30, 2012 and the year ended June 30, 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $16,345 and $65,727, respectively to Mega to support operations. Ms. Look is owed $96,223 and $79,808 as of September 30, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2012 and 2011
                                   (Unaudited)


NOTE 7 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At September 30, 2012 and June 30, 2012, the Company had $147,871 and $102,123, respectively in prepayment liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No. 30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $112,041 and $367,324 for the lease of our center for the three months ended September 30, 2012 and the year ended June 30, 2012, respectively. The Company's minimum annual rent rate for the following three years are:

                                       Fiscal Year Ended
                                           June 30,                 Annual Rent
                                           --------                 -----------
                                             2013                     $306,486
                                             2014                     $418,257
                                             2015                     $247,083

NOTE 9 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At September 30, 2012, the Company had 98,879,655 shares of its common stock issued and outstanding.

During the three months ended September 30, 2012, the Company did not issue any shares of its common stock.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended September 30, 2012 and found no other reportable subsequent events.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

During the three months ended September 30, 2012 and 2011, we recognized revenues of $165,399 and $87,572 from our service office operations. The increase of $77,827 is a result of an increase in clients, combined with an increase in the number leases held by the Company due to the acquisition of such leases on October 1, 2011. During the three months ended September 30, 2012 and 2011, we incurred cost of revenues of $20,219 and $15,515, respectively. During the three months ended September 30, 2012 and 2011, we recognized resulting gross profits of $145,180 and $72,057, respectively. The resulting increase in gross profits is a result of the increase in revenues offset by an increase in cost of revenues.

During the three months ended September 30, 2012, we incurred operational expenses of $304,044. During the three months ended September 30, 2011, we incurred $164,858 in operational expenses. The increase of $139,186 was a result of a $53,786 increase in rent and rates combined with a $62,693 increase in amortization expense and an increase of $21,297 in depreciation expense over the prior period. General and administrative expenses showed a slight increase of $1,140 over the prior period.

During the three months ended September 30, 2012, we incurred a net loss of $158,864. During the three months ended September 30, 2011, we incurred a net loss of $92,031. The increase of $66,833 was a result of the increase of $77,827 in revenues offset by a $139,186 increase in operational expenses, as discussed above.

LIQUIDITY
---------

At September 30, 2012, we had total current assets of $65,659 consisting of $12,099 in cash and cash equivalents and $53,560 in prepaid expenses and other assets. At September 30, 2012, we had total liabilities of $1,468,075, all current. Total liabilities included $64,776 in accounts payable, $3,245 in accrued liabilities, $147,871 in client prepayments, $452,790 in note payables and $799,393 in advances from related parties.

During the three months ended September 30, 2012, we used funds of $2,824 in our operational activities. During the three months ended September 30, 2012, we recognized a net loss of $158,864, which was adjusted for depreciation of $43,241 and amortization expense of $62,963. During the three months ended September 30, 2011, we used funds of $46,027 in our operational activities. During the three months ended September 30, 2011, we incurred a net loss of $92,031 which was adjusted for depreciation of $21,944.

During the three months ended September 30, 2012, we used $5,348 to acquire computer equipment. During the three months ended September 30, 2011, we did not receive or use any funds in our investing activities.

During the three months ended September 30, 2012, we received $9,900 from our financing activities. During the three months ended September 30, 2011, we received $26,847 from our financing activities.

During the year ended June 30, 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524, to support the operations of Prestige. During the three months ended September 30, 2012, the Company did not receive any such funds from Mr. Hung, but did make a payment of $6,445 to Mr. Hung. The Company owes him $703,170 and

$709,070 as of September 30, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the three months ended September 30, 2012 and the year ended June 30, 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $16,345 and $65,727, respectively to Mega to support operations. Ms. Look is owed $96,223and $79,808 as of September 30, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from July 1, 2012 through September 30, 2012.

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





                                          JV GROUP, INC.
                                          (Registrant)



Dated:  November 14, 2012                 By: /s/ Look  Yuen Ling
                                              -------------------
                                              Look Yuen Ling
                                              President, Chief Executive Officer
                                              and Chief Financial Officer