Form 10-Q
period 2012-12-31
JV GROUP, INC.
filed 2013-02-19
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended December 31, 2012

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

As of February 14, 2013, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                             Page
                                                                            ----

         Consolidated Balance Sheets - December 31, 2012 and
                  June 30, 2012                                             F-1

         Consolidated Statements of Operations -
                  For Three and Six Months Ended December 31, 2012
                           and 2011                                         F-2

         Consolidated Statements of Cash Flows -
                  For the Six Months Ended December 31, 2012
                           and 2011                                         F-3

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 JV GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)

                                                                                          December 31,     June 30,
                                                                                             2012            2012
                                                                                       --------------------------------

                            ASSETS

Current assets

      Cash and cash equivalents                                                        $         2,070 $        10,407
      Prepaid expenses and other current assets                                                 50,646          56,138

                                                                                       --------------------------------
                 Total current assets                                                           52,716          66,545

      Property and equipment, net of $371,207 and $287,754
           accumulated depreciation, respectively                                              386,199         463,808
                                                                                       --------------------------------

      Intangible Assets, net of $260,600 and$188,890
           accumulated amortization, respectively                                               59,855         131,317

                                                                                       --------------------------------
      Total assets                                                                     $       498,770 $       661,670
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                          92,688          62,885
      Accrued liabilities                                                                       23,339           3,545
      Prepayments, clients                                                                     131,881         102,123
      Notes payable                                                                            452,790         452,439
      Advances, related parties                                                                830,224         788,878
                                                                                       --------------------------------
                 Total current liabilities                                                   1,530,922       1,409,870

      Total liabilities                                                                      1,530,922       1,409,870
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                           988,797         988,797
        98,879,655 shares issued and outstanding at
        December 31, 2012 and June 30, 2012, respectively
      Other comprehensive income                                                                 4,337           5,013
      Accumulated deficit                                                                   (2,025,286)     (1,742,010)

                                                                                       --------------------------------
                 Total stockholders' deficit                                                (1,032,152)       (748,200)

                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       498,770 $       661,670
                                                                                       ================================


             See accompanying notes to condensed consolidated financial statements.

                                               F-1


                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011
                                           (Unaudited)

                                                           Three Months Ended                   Six Months Ended
                                                              December 31,                         December 31,
                                                         2012              2011                2012           2011

                                                  ------------------------------------   ------------------------------

Revenue                                           $         186,264 $         172,271    $      351,663 $      259,843

Cost of revenue                                               20,014            20,723           40,233         36,238
                                                  ------------------------------------   ------------------------------

Gross profit                                                166,250           151,548           311,430        223,605

Operating expenses

      General and administrative                            129,492           109,918           215,291        194,577
      Rent and rates                                        112,215           111,241           224,256        169,496
      Amortization                                            8,600                 -            71,563              -
      Depreciation                                           40,355            42,691            83,596         64,635
                                                  ------------------------------------   ------------------------------
      Total operating expenses                              290,662           263,850           594,706        428,708

                                                  ------------------------------------   ------------------------------

Loss from operations                                       (124,412)         (112,302)         (283,276)      (205,103)

Other income

      Interest and other income                                   -                 -                 -            770
      Interest expense                                            -                 -                 -              -
                                                  ------------------------------------   ------------------------------
      Total other income                                          -                 -                 -            770

                                                  ------------------------------------   ------------------------------
Net loss                                          $        (124,412)$        (112,302)   $     (283,276)$     (204,333)
                                                  ====================================   ==============================

Other comprehensive income

      Foreign currency translation adjustment                    25               575              (676)         3,130

                                                  ------------------------------------   ------------------------------
Total comprehensive loss                          $        (124,387)$        (111,727)   $     (283,952)$     (201,203)
                                                  ====================================   ==============================

Loss per common share- basic:

      Net loss                                    $           (0.00) $          (0.00) $          (0.00) $       (0.00)
                                                  ====================================   ==============================

Weighted average common shares outstanding:

      Basic                                              98,879,655        98,604,619        98,879,655     86,243,785
                                                  ====================================   ==============================






             See accompanying notes to condensed consolidated financial statements.

                                               F-2


                         JV GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2012
                                   (Unaudited)

                                                                     For the Six Months Ended
                                                                           December 31,
                                                                       2012             2011

                                                                 --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                         $      (283,276) $     (204,333)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                        83,230          64,635
      Amortization                                                        71,563               -

Changes in operating assets and liabilities:

      Prepaid expenses, trade, and deposits                                5,536           3,557
      Accounts payable and accrued liabilities                            49,589          27,174
      Prepayments from clients                                            29,679          59,011

                                                                 --------------------------------
      Total cash flow used in operating activities                       (43,679)        (49,956)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                               (5,262)         (1,831)

                                                                 --------------------------------
      Total cash flow used in investing activities                        (5,262)         (1,831)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                47,188          57,870
      Payments on advances from officers and directors                    (6,450)        (21,683)
                                                                 --------------------------------
      Total cash flow provided by financing activities                    40,738          36,187

Effect of exchange rate changes on cash                                     (134)         (1,792)
                                                                 --------------------------------

NET CHANGE IN CASH                                                        (8,337)        (17,392)

CASH AT BEGINNING OF PERIOD                                               10,407          26,506
                                                                 --------------------------------

CASH AT END OF PERIOD                                            $         2,070 $         9,114
                                                                 ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                     $             - $             -
                                                                 --------------------------------
      Cash paid for income tax                                   $             - $             -
                                                                 --------------------------------


             See accompanying notes to condensed consolidated financial statements.

                                               F-3

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          For the Three and Six Months Ended December 31, 2012 and 2011
                                   (Unaudited)


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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          For the Three and Six Months Ended December 31, 2012 and 2011
                                   (Unaudited)

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          For the Three and Six Months Ended December 31, 2012 and 2011
                                   (Unaudited)

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists, which are considered intangible assets. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At December 31, 2012, accumulated amortization was translated to equal US$260,453 and amortization expense for the year was US$71,563.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur. The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $8,112 and $10,122 as advertising cost for the six months ended December 31, 2012 and 2011, respectively ($3,876 and $5,230 for the three months ended December 31, 2012 and 2011.)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total comprehensive loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the six and three months ended December 31, 2012 and 2011, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          For the Three and Six Months Ended December 31, 2012 and 2011
                                   (Unaudited)

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

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2013 and 2012, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company's financial statements for the six months ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net comprehensive loss of $283,952 for the six months ended December 31, 2012 (a net comprehensive loss of $124,387 for the three months ended December 31, 2012) and an accumulated deficit of $2,025,286 at December 31, 2012. At December 31, 2012, the Company had total current assets of $52,716 and total liabilities, all current of $1,530,922 for a working capital deficit of $1,478,206.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          For the Three and Six Months Ended December 31, 2012 and 2011
                                   (Unaudited)


NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2012 and June 30, 2012, Property and Equipment consisted of:

                                       December 31,               June 30,
                                           2012                     2012
                                    --------------------    --------------------

Furniture and Fixtures              $           593,997     $          593,627
Office Equipment                                137,893                137,893
Computer Equipment                               25,410                 20,042
                                    --------------------    --------------------
                                                757,406                751,562
Accumulated Depreciation                       (371,207)              (287,754)
                                    --------------------    --------------------
Total                               $           386,199      $         463,808
                                    ====================    ====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the six months ended December 31, 2012, Prestige purchased $5,362 in computer equipment. The change in value in furniture and fixtures and office equipment is a result of foreign currency exchange differences.

NOTE 5 - NOTE PAYABLE

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore would be due on March 1, 2012. The promissory note does not accrue interest. At December 31, 2012, the promissory note is still outstanding and includes an additional $2,790 to account for exchange rate differences.

NOTE 6 - ADVANCES, RELATED PARTIES

During the year ended June 30, 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524, to support the operations of Prestige. During the six months ended December 31, 2012, Mr. Hung, advanced the Company funds of $9,675, to support operations. In addition during the six months ended December 31, 2012, the Company did make a payment of $6,450 to Mr. Hung. The Company owes him $712,845 and $709,070 as of December 31, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the six months ended December 31, 2012 and the year ended June 30, 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $37,513 and $65,727, respectively to Mega to support operations. The Company owes her $117,379 and $79,808 as of December 31, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
          For the Three and Six Months Ended December 31, 2012 and 2011
                                   (Unaudited)

NOTE 7 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At December 31, 2012 and June 30, 2012, the Company had $131,881 and $102,123, respectively in prepayment liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $224,256 and $367,324 for the lease of our center for the six months ended December 31, 2012 and the year ended June 30, 2012, respectively. The Company's minimum annual rent rate for the following three years are:

                                        Fiscal Year Ended
                                              June 30,         Annual Rent
                                              --------         -----------
                                                2013             $194,271
                                                2014             $418,257
                                                2015             $247,083

NOTE 9 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2012, the Company had 98,879,655 shares of its common stock issued and outstanding.

During the three months ended December 31, 2012, the Company did not issue any shares of its common stock.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the six months ended December 31, 2012 and found no other reportable subsequent events.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

During the three months ended December 31, 2012 and 2011, we recognized revenues of $186,264 and $172,271 from our service office operations. The increase of $13,993 is a result of an increase in clients. During the three months ended December 31, 2012 and 2011, we incurred cost of revenues of $20,014 and $20,723, respectively. During the three months ended December 31, 2012 and 2011, we recognized resulting gross profits of $166,250 and $151,548, respectively. The resulting increase in gross profits is a result of the increase in revenues.

During the three months ended December 31, 2012, we incurred operational expenses of $290,662. During the three months ended December 31, 2011, we incurred $263,850 in operational expenses. The increase of $26,812 was a result of a $19,574 increase in general and administrative expenses combined with an $8,600 increase in amortization expense and an increase of $964 in rents and rates offset by a decrease of $2,336 in depreciation expense over the prior period.

During the three months ended December 31, 2012, we incurred a net loss of $124,412. During the three months ended December 31, 2011, we incurred a net loss of $112,302. The increase of $12,110 was a result of the increase of $13,993 in revenues offset by a $26,812 increase in operational expenses, as discussed above.

For the Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

During the six months ended December 31, 2012 and 2011, we recognized revenues of $351,663 and $259,843 from our service office operations. The increase of $91,820 is a result of an increase in clients, combined with an increase in the number leases held by the Company due to the acquisition of such leases on October 1, 2011. During the six months ended December 31, 2012 and 2011, we incurred cost of revenues of $40,233 and $36,238, respectively. During the six months ended December 31, 2012 and 2011, we recognized resulting gross profits of $311,430 and $223,605, respectively. The resulting increase in gross profits is a result of the increase in revenues.

During the six months ended December 31, 2012, we incurred operational expenses of $594,706. During the six months ended December 31, 2011, we incurred $428,708 in operational expenses. The increase of $165,998 was a result of a $54,760 increase in rent and rates, an increase of $71,563 in amortization expense, combined with increases of $20,714 and $18,961 in general and administrative and depreciation expenses, respectively over the prior period.

During the six months ended December 31, 2012, we incurred a net loss of $283,276. During the six months ended December 31, 2011, we incurred a net loss of $204,333. The increase of $78,943 was a result of the increase of $91,820 in revenues offset by a $165,998 increase in operational expenses, as discussed above.

LIQUIDITY

At December 31, 2012, we had total current assets of $52,716 consisting of $2,070 in cash and cash equivalents and $50,646 in prepaid expenses and other assets. At December 31, 2012, we had total liabilities of $1,530,992, all current. Total liabilities included $92,688 in accounts payable, $23,339 in accrued liabilities, $131,881 in client prepayments, $452,790 in note payables and $830,224 in advances from related parties.

During the six months ended December 31, 2012, we used funds of $43,679 in our operational activities. During the six months ended December 31, 2012, we recognized a net loss of $238,276, which was adjusted for depreciation of $83,230 and amortization expense of $71,563. During the six months ended December 31, 2011, we used funds of $49,956 in our operational activities. During the six months ended December 31, 2011, we incurred a net loss of $204,333 which was adjusted for depreciation of $64,635.

During the six months ended December 31, 2012, we used $5,262 to acquire computer equipment. During the six months ended December 31, 2011, we used $1,831 to acquire computer equipment.

During the six months ended December 31, 2012, we received $40,738 from our financing activities. During the six months ended December 31, 2011, we received $36,187 from our financing activities.

During the year ended June 30, 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524, to support the operations of Prestige. During the six months ended December 31, 2012, Mr. Hung, advanced the Company funds of $9,675, to support operations. In addition during the six months ended December 31, 2012, the Company did make a payment of $6,450 to Mr. Hung. The Company owes him $712,845 and $709,070 as of December 31, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the six months ended December 31, 2012 and the year ended June 30, 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $37,513 and $65,727, respectively to Mega to support operations. Ms. Look is owed $111,508 and $79,808 as of December 31, 2012 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from October 1, 2012 through December 31, 2012.

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





                                            JV GROUP, INC.
                                            (Registrant)



Dated:  February 19, 2013                   By: /s/ Look  Yuen Ling
                                                --------------------------------
                                                    Look Yuen Ling
                                                    President, Chief Executive
                                                    Officer and Chief Financial
                                                    Officer