Form 10-Q
period 2013-03-31
JV GROUP, INC.
filed 2013-05-20
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2013

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

                       7609 Ralston Road, Arvada, CO 80002
                    (Address of principal executive offices)

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

As of May 20, 2013, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                           Page
                                                                          ----

         Consolidated Balance Sheets - March 31, 2013 and
                  June 30, 2012                                              F-1

         Consolidated Statements of Operations -
                  For Three and Nine Months Ended March 31, 2013
                           and 2012                                          F-2

         Consolidated Statements of Cash Flows -
                  For the Nine Months Ended March 31, 2013
                           and 2012                                          F-3

         Notes to the Consolidated Financial Statements                F-4 - F-9

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                           13

Item 4. Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                   13

Item 1A.  Risk Factors -  Not Applicable                                     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         13
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                    13

Item 4.  Mine Safety Disclosures - Not Applicable                            13

Item 5.  Other Information - Not Applicable                                  14

Item 6.  Exhibits                                                            14

SIGNATURES                                                                   15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                         JV GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
				(Amounts in USD)
                                   (Unaudited)

                                                                                           March 31,       June 30,
                                                                                             2013            2012
                                                                                       --------------------------------

                            ASSETS

Current assets

      Cash and cash equivalents                                                        $        27,786 $        10,407
      Prepaid expenses and other current assets                                                 55,669          56,138
                                                                                       --------------------------------
                 Total current assets                                                           83,455          66,545

      Property and equipment, net of $404,889 and $287,754
           accumulated depreciation, respectively                                              351,343         463,808
                                                                                       --------------------------------

      Intangible Assets, net of $268,982 and $188,890
           accumulated amortization, respectively                                               51,225         131,317
                                                                                       --------------------------------
      Total assets                                                                     $       486,023 $       661,670
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                 $        91,689          62,885
      Accrued liabilities                                                                        4,530           3,545
      Prepayments, clients                                                                     135,738         102,123
      Notes payable                                                                            452,088         452,439
      Advances, related parties                                                                921,540         788,878
                                                                                       --------------------------------
                 Total current liabilities                                                   1,605,585       1,409,870

      Total liabilities                                                                      1,605,585       1,409,870
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                           988,797         988,797
        98,879,655 shares issued and outstanding at
        March 31, 2013 and June 30, 2012, respectively
      Other comprehensive income                                                                 6,747           5,013
      Accumulated deficit                                                                   (2,115,106)     (1,742,010)

                                                                                       --------------------------------
                 Total stockholders' deficit                                                (1,119,562)       (748,200)
                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       486,023 $       661,670
                                                                                       ================================


          See accompanying notes to consolidated financial statements.

                                       F-1



                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTHS ENDED MARCH 31, 2013 AND 2012
				(Amounts in USD, except shares)
                                           (Unaudited)

                                                           Three Months Ended                   Nine Months Ended
                                                               March 31,                            March 31,
                                                         2013              2012                2013           2012

                                                  ------------------------------------   ------------------------------

Revenue                                           $         164,077 $         162,047    $      515,740 $      421,890

Cost of revenue                                               20,596            21,446           60,829         57,684
                                                  ------------------------------------   ------------------------------

Gross profit                                                143,481           140,601           454,911        364,206

Operating expenses

      General and administrative                             78,157            83,808           293,448        278,385
      Rent and rates                                        112,283           111,735           336,539        281,231
      Amortization                                            8,551                 -            80,114              -
      Depreciation                                           34,310            43,311           117,906        107,946
                                                  ------------------------------------   ------------------------------
      Total operating expenses                              233,301           238,854           828,007        667,562
                                                  ------------------------------------   ------------------------------

Loss from operations                                        (89,820)          (98,253)         (373,096)      (303,356)

Other income

      Interest and other income                                   -               466                 -          1,236
                                                  ------------------------------------   ------------------------------
      Total other income                                          -               466                 -          1,236

                                                  ------------------------------------   ------------------------------
Net loss                                          $         (89,820)$         (97,787)   $     (373,096) $    (302,120)
                                                  ====================================   ==============================

Other comprehensive income

      Foreign currency translation adjustment                 2,410               173             1,734          2,957

                                                  ------------------------------------   ------------------------------
Total comprehensive loss                          $         (87,410) $        (97,614)   $     (371,362) $    (299,163)
                                                  ====================================   ==============================

Loss per common share- basic and diluted:

      Net loss                                    $           (0.00) $          (0.00)   $        (0.00) $       (0.00)
                                                  ====================================   ==============================

Weighted average common shares outstanding:

      Basic and diluted                                  98,879,655        98,879,655       98,879,655      90,513,019
                                                  ====================================   ==============================






                    See accompanying notes to consolidated financial statements.

                                               F-2



                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MARCH 31,2013 AND 2012
					(Amounts in USD)
                                           (Unaudited)

                                                                                   For the Nine Months Ended
                                                                                            March 31,
                                                                                      2013             2012

                                                                                --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $      (373,096) $     (302,120)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                      117,906         107,946
      Amortization                                                                       80,114               -
      Loss on Disposal of assets                                                            280               -

Changes in operating assets and liabilities:

      Prepaid expenses and other current assets                                             429         (12,415)
      Accounts payable and accrued liabilities                                           29,795        (241,664)
      Prepayments from clients                                                           33,747          55,082
                                                                                --------------------------------
      Total cash flow used in operating activities                                     (110,825)       (393,171)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                              (5,907)         (2,356)
                                                                                --------------------------------
      Total cash flow used in investing activities                                       (5,907)         (2,356)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                              168,835         375,493
      Advances from related parties                                                           -           2,503
      Payments on advances from officers and directors                                  (35,359)              -
                                                                                --------------------------------
      Total cash flow provided by financing activities                                  133,476         377,996

Effect of exchange rate changes on cash                                                     635          (2,850)
                                                                                --------------------------------

NET CHANGE IN CASH                                                                       17,379         (20,381)

CASH AT BEGINNING OF PERIOD                                                              10,407          26,506
                                                                                --------------------------------

CASH AT END OF PERIOD                                                           $        27,786 $         6,125
                                                                                ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                    $             - $             -
                                                                                --------------------------------
      Cash paid for income tax                                                  $             - $             -
                                                                                --------------------------------


                  See accompanying notes to consolidated financial statements.

                                               F-3

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
           For the Three and Nine Months Ended March 31, 2013 and 2012
				(Amounts in USD)
                                   (Unaudited)



NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Company History

ASPI, Inc. ("APSI") was formed in Delaware in September 29, 2008. On April 25, 2012, ASPI filed an amendment to its Certificate of Incorporation to change its name from ASPI, Inc. to JV Group, Inc. ("JV Group.") In addition, at that time, JV Group increased the number of authorized common shares from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
           For the Three and Nine Months Ended March 31, 2013 and 2012
				(Amounts in USD)
                                   (Unaudited)

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
           For the Three and Nine Months Ended March 31, 2013 and 2012
				(Amounts in USD)
                                   (Unaudited)


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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists, which are considered intangible assets. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At March 31, 2013, accumulated amortization was translated to equal US$268,982 and amortization expense for the nine months period was US$80,114.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur. The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Revenue arising from collections in excess of anticipated amounts attributable to timing differences is deferred until the services are performed as defined by the contract.

Advertising

The Company puts advertisements in local newspapers and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $11,942 and $15,251 as advertising cost for the nine months ended March 31, 2013 and 2012, respectively. ($3,830 and $5,129 for the three months ended March 31, 2013 and 2012.)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the nine and three months ended March 31, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
           For the Three and Nine Months Ended March 31, 2013 and 2012
				(Amounts in USD)
                                   (Unaudited)

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

Other Comprehensive Income (Loss)

The Company recognizes unrealized gains and losses on the Company's foreign currency translation adjustments as components of other comprehensive income
(loss).

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2013 and 2012, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company's financial statements for the nine months ended March 31, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $373,096 for the nine months ended March 31, 2013 (a net loss of $89,820 for the three months ended March 31, 2013) and an accumulated deficit of $2,115,106 at March 31, 2013. At March 31, 2013, the Company had total current assets of $83,455 and total liabilities, all current of $1,605,585 for a working capital deficit of $1,522,130.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
           For the Three and Nine Months Ended March 31, 2013 and 2012
				(Amounts in USD)
                                   (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2013 and June 30, 2012, Property and Equipment consisted of:

                                   March 31,                June 30,
                                     2013                     2012
                              --------------------    ---------------------

Furniture and Fixtures        $           593,076     $          593,627
Office Equipment                          137,785                137,893
Computer Equipment                         25,371                 20,042
                              --------------------    ---------------------
                                          756,232                751,562
Accumulated Depreciation                 (404,889)              (287,754)
                              --------------------    ---------------------
Total                         $          351,343      $          463,808
                              ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the nine months ended March 31, 2012, Prestige purchased $5,352 in computer equipment and $555 in furniture and fixtures. The change in value in office equipment is a result of foreign currency exchange differences.

NOTE 5 - NOTE PAYABLE

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore would be due on March 1, 2012. The promissory note does not accrue interest. At March 31, 2013, the promissory note is still outstanding and includes an additional $2,088 to account for exchange rate differences.

NOTE 6 - ADVANCES, RELATED PARTIES

During the year ended June 30, 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524, to support the operations of Prestige. During the nine months ended March 31, 2013, Mr. Hung, advanced the Company funds of $127,065, to support operations. In addition, during the nine months ended March 31, 2013, the Company did make payments of $35,359 to Mr. Hung. The Company owes him $800,084 and $709,070 as of March 31, 2013 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the nine months ended March 31, 2013 and the year ended June 30, 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $41,770 and $65,727, respectively to Mega to support operations. The Company owes her $121,456 and $79,808 as of March 31, 2013 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
           For the Three and Nine Months Ended March 31, 2013 and 2012
				(Amounts in USD)
                                   (Unaudited)

NOTE 7 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. Such deposits are recognized by the Company not only as deposits, but as a corresponding liability. At March 31, 2013 and June 30, 2012, the Company had $135,738 and $102,123, respectively in prepayment liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No. 30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $336,539 and $281,231 for the lease of our center for the nine months ended March 31, 2013 and 2012, respectively. The Company's minimum rent rate for the following three years are:

                                    Fiscal Year Ended
                                        June 30,          Rent to be paid
                                        --------          ---------------
                                             2013                  $113,474
                                             2014                  $448,358
                                             2015                  $260,383

NOTE 9 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At March 31, 2013, the Company had 98,879,655 shares of its common stock issued and outstanding.

During the nine months ended March 31, 2013, the Company did not issue any shares of its common stock.

NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the nine months ended March 31, 2013 and found no other reportable subsequent events.

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

The independent registered public accounting firm's report on the Company's consolidated financial statements as of June 30, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

During the three months ended March 31, 2013 and 2012, we recognized revenues of $164,077 and $162,047 from our service office operations. The increase of $2,030 is a result of an increase in clients. During the three months ended March 31,
2013 and 2012, we incurred cost of revenues of $20,596 and $21,446, respectively. During the three months ended March 31, 2013 and 2012, we recognized resulting gross profits of $143,481 and $140,601, respectively. The resulting increase in gross profits is a result of the increase in revenues.

During the three months ended March 31, 2013, we incurred operational expenses of $233,301. During the three months ended March 31, 2012, we incurred $238,854 in operational expenses. The decrease of $5,553 was a result of a $5,651 decrease in general and administrative expenses combined with an $8,551 increase in amortization expense, an increase of $548 in rents and rates and a decrease of $9,001 in depreciation expense over the prior period.

During the three months ended March 31, 2013, we incurred a net loss of $89,820. During the three months ended March 31, 2012, we incurred a net loss of $97,787. The decrease of $7,967 was a result of the increase of $2,030 in revenues offset by a $5,553 decrease in operational expenses, as discussed above.

For the Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

During the nine months ended March 31, 2013 and 2012, we recognized revenues of $515,740 and $421,890 from our service office operations. The increase of $93,850 is a result of an increase in clients, combined with an increase in the number of leases held by the Company due to the acquisition of such leases on October 1, 2011. During the nine months ended March 31, 2013 and 2012, we incurred cost of revenues of $60,829 and $57,684, respectively. During the nine months ended March 31, 2013 and 2012, we recognized resulting gross profits of $454,911 and $364,206, respectively. The resulting increase in gross profits is a result of the increase in revenues.

During the nine months ended March 31, 2013, we incurred operational expenses of $828,007. During the nine months ended March 31, 2012, we incurred $667,562 in operational expenses. The increase of $160,445 was a result of a $55,308 increase in rent and rates, an increase of $80,114 in amortization expense, combined with increases of $15,063 and $9,960 in general and administrative and depreciation expenses, respectively over the prior period.

During the nine months ended March 31, 2013, we incurred a net loss of $373,096. During the nine months ended March 31, 2012, we incurred a net loss of $302,120. The increase of $70,976 was a result of the increase of $93,850 in revenues offset by a $160,445 increase in operational expenses, as discussed above.

LIQUIDITY

At March 31, 2013, we had total current assets of $83,455 consisting of $27,786 in cash and cash equivalents and $55,669 in prepaid expenses and other assets. At March 31, 2013, we had total liabilities of $1,605,585, all current. Total liabilities included $91,689 in accounts payable, $4,530 in accrued liabilities, $135,738 in client prepayments, $452,088 in note payables and $921,540 in advances from related parties.

During the nine months ended March 31, 2013, we used funds of $110,825 in our operational activities. During the nine months ended March 31, 2013, we recognized a net loss of $373,096, which was adjusted for depreciation of

$117,906, amortization expense of $80,114 and disposal of assets of $280. During the nine months ended March 31, 2012, we used funds of $393,171 in our operational activities. During the nine months ended March 31, 2012, we incurred a net loss of $302,120 which was adjusted for depreciation of $107,946.

During the nine months ended March 31, 2013, we used $5,907 to acquire computer equipment. During the nine months ended March 31, 2012, we used $2,356 to acquire computer equipment.

During the nine months ended March 31, 2013, we received $133,476 from our financing activities. During the nine months ended March 31, 2012, we received $377,996 from our financing activities.

During the year ended June 30, 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $363,524, to support the operations of Prestige. During the nine months ended March 31, 2013, Mr. Hung, advanced the Company funds of $127,065, to support operations. In addition, during the nine months ended March 31, 2013, the Company did make payments of $35,359 to Mr. Hung. The Company owes him $800,084 and $709,070 as of March 31, 2013 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the nine months ended March 31, 2013 and the year ended June 30, 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $41,770 and $65,727, respectively to Mega to support operations. The Company owes her $121,456 and $79,808 as of March 31, 2013 and June 30, 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

We have no material commitments for capital expenditures within the next year, substantial capital will be needed to pay for working capital.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the potential deficiency in our internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            Not Applicable to Smaller Reporting Companies.

ITEM 2.  CHANGES IN SECURITIES

The Company did not make any unregistered sales of its securities from January 1, 2013 through March 31, 2013.

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





                                        JV GROUP, INC.
                                        (Registrant)



Dated: May 20, 2013                     By: /s/ Look  Yuen Ling
                                            -------------------
                                            Look Yuen Ling
                                            President, Chief Executive Officer
                                            and Chief Financial Officer