Form 10-K
period 2013-06-30
JV GROUP, INC.
filed 2013-10-15
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2013

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 000-21477

                                 JV GROUP, INC.
               (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                    DELAWARE                                 27-0514566
                    --------                                 ----------
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer [___]                   Accelerated filer          [___]
Non-accelerated filer   [___]                   Smaller reporting company  [_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on October 11, 2013 was approximately $8,730 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date.

As of October 11, 2013, there were 98,879,655 shares outstanding of which 582,013 shares were held by non-affiliates.


                                TABLE OF CONTENTS

   ITEM                                               DESCRIPTION                                          PAGE

Part I

Item 1.        Business                                                                                      1

Item 1A.       Risk Factors                                                                                  5

Item 1B.       Unresolved Staff Comments                                                                     8

Item 2.        Description of Properties                                                                     9

Item 3.        Legal Proceedings                                                                             9

Item 4.        Mine Safety Disclosures                                                                       9

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters,                           9
               and Issuer Purchases of Equity Securities

Item 6.        Selected Financial Data                                                                       10

Item 7.        Management's Discussion and Analysis of Financial Condition                                   11
               and Results of Operations

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                    14

Item 8.        Financial Statements and Supplementary Data                                                   14

Item 9.        Changes in and Disagreements with Accountants on Accounting and                               27
               Financial Disclosure

Item 9A.       Controls and Procedures                                                                       27

Item 9B.       Other Information                                                                             28

Part III

Item 10.       Directors, Executive Officers and Corporate Governance                                        29

Item11.        Executive Compensation                                                                        32

Item 12.       Security Ownership of Certain Beneficial Owners and Management and                            33
               Related Stockholder Matters

Item 13.       Certain Relationships and Related Transactions and Director Independence                      34

Item 14.       Principal Accountant Fees and Services                                                        35

Item 15.       Exhibits and Financial Statement Schedules                                                    36

Signatures

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although JV Group, Inc. ("JV Group" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, raise debt and, or, equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

                                     PART I

ITEM 1.  BUSINESS

Company History and Overview

ASPI, Inc. ("APSI") was formed in Delaware in September 29, 2008. On April 25, 2012, ASPI amended its Articles of Incorporation with the State of Delaware to change its name from ASPI, Inc. to JV Group, Inc. ("JV Group") and to increase its authorized capital from One Hundred Million (100,000,000) common shares to One Billion (1,000,000,000) common shares.

We have two wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige Prime Office, Limited ("Prestige"), a Hong Kong Special Administrative Region Corporation (JV Group and its subsidiaries are collectively referred to as the "Company," "we," "our," or "us.")

JV Group operates primarily as an office service provider, in Hong Kong, through its wholly-owned subsidiary, Prestige. Prestige provides office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports and public transportation. Services include advanced communications system, network access, updated IT and administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Prestige Prime Office, Ltd. Acquisition

On June 30, 2010, ASPI entered into an Acquisition Agreement with Prestige Prime Office, Ltd. Under the Agreement, ASPI acquired all of the issued and outstanding common stock of Prestige Prime Office, LTD. ("Prestige"), a Hong Kong Special Administrative Region Corporation. As a result of the acquisition, Prestige became a wholly-owned subsidiary of ASPI.

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

Leasehold Acquisition

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase certain leaseholds in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note was due on March 1, 2012. At the time of this filing, the promissory note is still outstanding. The promissory note does not accrue interest. On October 1, 2012, the leases were transferred to Prestige.

The leasehold is approximately 4,419 square feet and includes 24 offices and 2 conference rooms. At the time of the exchange approximately 15 offices were leased out and Huge Earn held approximately $57,725 in deposits from these leases.

As part of the transaction, Prestige entered into a new 3 year lease agreement for the space, from October 1, 2011 through September 30, 2014.

BUSINESS

JV Group's current goal is to be a serviced office provider through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

The office space provided by Prestige is fully furnished, equipped and staffed, located at addresses in central business districts with convenient access to airport or public transportation. Services to be provided include advanced communication systems, network access, updated IT and administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

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

Through serviced office space, clients are free to run their business without the financial or management burden that comes with traditional office rental. Prestige provides offices that are equipped and ready for use. All the clients need to do is move in. Clients are not required to shop for and purchase office equipment and furniture, make telecommunications arrangements, etc.

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

EMPLOYEES

As of June 30, 2013, we had 8 employees, employed solely by our wholly-owned subsidiary, Prestige. The Company's officers do not have employment agreements at this time. We feel that the relations with our employees are in good standing.

ITEM 1A. RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

WE HAVE LIMITED WORKING CAPITAL AND LIMITED CASH FUNDS.

At June 30, 2013, we have total current assets of $61,291, of which $4,774 is cash on hand. At June 30, 2013, we have total current liabilities of $1,648,524. We have a working capital deficit of $1,587,233 at June 30, 2013. During the year ended June 30, 2013, we recognized revenues of $669,742 but recognized a net loss of $479,335.

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

JV GROUP IS A HOLDING COMPANY AND THERE ARE LIMITATIONS ON OUR ABILITY TO RECEIVE DISTRIBUTIONS FROM OUR SUBSIDIARIES.

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

OUR STOCK IS THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there are periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our mailing address is 7609 Ralston Road, Arvada, Colorado, 80002.

Our wholly-owned subsidiary, Prestige, operates from Silvercord, No. 30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The centers are located on two floors and occupy approximately 10,000 square feet. We pay an annual rental rate of $367,324.

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge and belief, there is no pending legal action against the Company.

ITEM 4.  MINE SAFETY DISCLOSURE.

Not Applicable.

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

Our common stock's trading symbol is "ASZP."


                                                   High              Low
         Year Ended June 30, 2013:
                  September 30, 2012               $0.02             $0.02
                  December 31, 2012                 0.02              0.01
                  March 31, 2013                    0.03              0.01
                  June 30, 2013                     0.02              0.02

         Year Ended June 30, 2012:
                  September 30, 2011               $0.05             $0.01
                  December 31, 2011                 0.01              0.0011
                  March 31, 2012                    0.06              0.0032
                  June 30, 2012                     0.02              0.01

Holders. As of June 30, 2013, there were approximately 130 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from July 1, 2010 through June 30, 2013.


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

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2013, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATION

JV Group's strategy is to be a serviced office provider in the Far East through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

The office space provided is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports or public transportation. Services include advanced communications system, network access, updated IT, and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

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

At June 30, 2013, we have total current assets of $61,291, of which $4,774 is cash on hand. At June 30, 2013, we have total current liabilities of $1,648,524. We have a working capital deficit of $1,587,233 at June 30, 2013. The Company will need substantial additional capital to support its continuing operations. The Company has had minimal revenues. The Company has no committed source for any funds as of the date hereof. In the event funds cannot be raised when needed, the Company may not be able to continue to carry out its business plan, may never be able to grow its revenues and operations, and could fail in business as a result of these uncertainties.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans.

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2013 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2012

Revenue

During the year ended June 30, 2013 and 2012, we recognized $669,742 and $576,620, respectively in revenue from the serviced office operations of our wholly-owned subsidiary, Prestige. The cost of such revenues was $80,587 and $78,176, respectively. There was an increase of $93,122 in revenue as a result of an increase in clients.

During the year ended June 30, 2013, we recognized a gross profit of $589,155 compared to a gross profit of $498,444 during the year ended June 30, 2012.

Operational (Income) Expenses

During the year ended June 30, 2013, we recognized operational expenses of $1,068,490 compared to operational expenses of $1,104,153 for the year ended June 30, 2012. The $35,663 decrease in operational expenses was a result of a $18,918 decrease in general and administrative expenses, a $100,294 decrease in amortization expense offset by an $81,742 increase in rent and rates and an increase of $1,876 in depreciation expense.

Provision for Income Taxes

No provision for income taxes was required in the fiscal years ended June 30, 2013 and 2012 as we had sufficient carriedforward tax losses to offset the profit arising in these periods.

Net Loss

During the year ended June 30, 2013, we recognized a net loss of $479,335 compared to a net loss of $604,375 during the year ended June 30, 2011. The decrease of $125,050 in net losses was a result of the $93,122 increase in revenues combined with a $35,663 decrease in operational expenses.

LIQUIDITY AND CAPITAL

As of June 30, 2013, we had total current assets of $61,291 consisting of $4,774 in cash and prepaid expenses and other current assets of $56,517. At June 30, 2013, we had total current liabilities of $1,648,524. Total current liabilities consisted of accounts payable of $99,561, accrued liabilities of $3,363 prepayments from clients of $5,307, notes payable of $452,439 and related parties advances of $984,600. The Company has a working capital deficit of $1,587,233.

Going Concern

In our Annual Report on Form 10-K for the fiscal years ended June 30, 2013 and 2012, the Report of the Independent Registered Public Accounting Firm included an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern. Our financial statements for the year ended June 30, 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We reported an accumulated deficit of $2,221,345 and a stockholders' deficit of $1,225,756 as of June 30, 2013.

Consequently, we are now dependent on raising additional equity and /or, debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and, or debt that we will need to fund our ongoing operating expenses.

For the year ended June 30, 2013, net cash used in operations was $195,785, compared to $447,230 for the year ended June 30, 2012, a decrease of $251,444. During the year ended June 30, 2013, the net loss of $479,335 was reconciled for the non-cash item of depreciation of $152,404 and amortization of $88,596.

During the year ended June 30, 2013, we used $6,352 in investing activities, including the purchase of $6,352 in fixed assets by our wholly-owned subsidiary, Prestige. During the year ended June 30, 2012, we used $367 in investing activities.

During the year ended June 30, 2013, we received $195,722 from our financing activities. During the year ended June 30, 2012, we received $431,377 from our financing activities.

During the years ended June 30, 2013 and 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $181,105 and $363,524, respectively, to support the operations of Prestige. During the year ended June 30, 2013, the Company paid Mr. Hung, $36,298 on the funds owed. The Company owes him $853,876 and $709,070 as of June 30, 2013 and 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. Ms. Look is owed $124,853 and $79,808 as of June 30, 2013 and 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

Our financial statements and supplementary data are included herein commencing on page 22.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Based on this assessment, management believes that as of June 30, 2013, our internal control over financial reporting is not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2013, our directors and officers were:

               NAME                 AGE                 POSITION

        Yuen Ling Look               45      President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Director
        Siu Fong Kelly Yeung         43      Director
        Siu Lun Tong                 50      Director


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

CONFLICTS OF INTEREST - GENERAL

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were filed in compliance with all applicable requirements with the exception of Top Growth Holdings Group, Inc., Mr. Yeung Cheuk Hung and Mr. Po Shu Michael Choy.

CODE OF ETHICS

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2013, 2012 and 2011 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                  Non-equity    Non-qualified
                                                                  incentive        deferred
                                             Stock     Option        plan        compensation     All other
    Name &                Salary    Bonus     awards   awards    compensation      earnings      compensation     Total
   Position      Year      ($)       ($)       ($)       ($)         ($)             ($)             ($)           ($)
--------------- -------- --------- --------- --------- -------- --------------- --------------- --------------- ----------

Yuen  Ling       2013      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-
Look             2012      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-
                 2011      $-0-      $-0-     $ -0-     $ -0-       $ -0-            $-0-            $-0-         $-0-


Ms. Look does not have a compensation agreement with the Company at this time.

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal year ended June 30, 2013.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2013:

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



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of June 30, 2013, by:

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

                                                NUMBER OF       PERCENT OF
NAME AND ADDRESS OF BENEFICIAL OWNER (1)        SHARES        OUTSTANDING(4)
----------------------------------------        ------        --------------
Yuen Ling Look (2)
President and Director                        13,108,000          13.25%

Top Growth Holdings Group, Inc. (2)           13,108,000          13.25%
Director

Siu Fong Kelly Yeung                               0                0%
Director

Siu Lun Tong                                       0                0%
Director

Yeung Cheuk Hung (3)                          60,000,000          60.67%

Po Shu Michael Choy                           25,000,000          25.28

All  executive  officers and directors as
a group, 3 people                             13,108,000          13.25%


     (1) The above officers and directors' address is c/o JV Group, Inc. 7609 Ralston Road, Arvada, Colorado, 80002.
     (2) Ms. Look is the beneficial owner of Top Growth Holdings Group, Inc., which holds 13,108,000 shares of the Company's common stock.
     (3) Mr. Hung is a manager of Prestige, the Company's wholly-owned subsidiary.
     (4) Based on 98,879,655 shares of the Company's common stock issued and outstanding at June 30, 2013.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDERPENDENCE

During the years ended June 30, 2013 and 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $181,105 and $363,524, respectively, to support the operations of Prestige. During the year ended June 30, 2013, the Company paid Mr. Hung, $36,298 on the funds owed. The Company owes him $853,876 and $709,070 as of June 30, 2013 and 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. Ms. Look is owed $124,853 and $79,808 as of June 30, 2012 and 2011, respectively.

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


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. De Joya Griffith & Company, LLC ("De Joya") is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining De Joya's independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended June 30, 2013.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2013 and 2012.


                                                 Year Ended June 30,
                                        2013                              2012
                            -----------------------------      ----------------------------
Audit Fees                           $27,950                          $33,000

Audit-related Fees                        $0                               $0

Tax Fees                                  $0                               $0

All Other Fees                            $0                               $0
                            -----------------------------      ----------------------------
Total Fees                              $27,950                          $33,000


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

   EXHIBIT
   NUMBER     DESCRIPTION AND METHOD OF FILING

2.1           Agreement and Plan of Merger and Reorganization Into Holding
              Company**
2.2 Acquisition Agreement By and Among ASPI, Inc. and Prestige Prime Office, Ltd. and Its Shareholders***

3(i).1        Articles of Incorporation of ASPI, Inc.**
3(i).2        Articles of Incorporation of A08 Holdings, Inc.**
3(i).3        Certificate of Amendment to the Certificate of Incorporation of
              ASPI, Inc.*
3(ii).1       Bylaws of ASPI, Inc.**
3(ii).2       Bylaws of A08 Holdings, Inc.**
10.1          Agreement by and between Prestige Prime Office, Ltd. and Huge Earn
              Investments Limited, dated September 8, 2011****
21.1          Subsidiaries of the Registrant*
31.1          Certification of Chief Executive and Chief Financial Officer
              pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1          Certification of Principal Executive and Financial Officer
              pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS       XBRL Instance Document (1)*
101.SCH       XBRL Taxonomy Extension Schema Document (1)*
101.CAL       XBRL Taxonomy Extension Calculation Linkbase Document (1)*
101.DEF       XBRL Taxonomy Extension Definition Linkbase Document (1)*
101.LAB       XBRL Taxonomy Extension Label Linkbase Document (1)*
101.PRE       XBRL Taxonomy Extension Presentation Linkbase Document (1)*

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

Office Locations                    DeJoya Griffith
----------------        Certified Public Accountants and Consultants
Las Vegas, NV
New York, NY
Pune, India
Beijing, China


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
JV Group, Inc.

We have audited the accompanying consolidated balance sheets of JV Group, Inc. and subsidiaries, (the "Company") as of June 30, 2013 and 2012 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. JV Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JV Group, Inc. and subsidiaries as of June 30, 2013 and 2012 and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith, LLC
Henderson, Nevada
October 9, 2013

--------------------------------------------------------------------------------

     De Joya Griffith, LLC o 2580 Anthem Village Dr. o Henderson, NV o 89052
               Telephone (702) 563-1600 o Facsimile (702) 920-8049
                             www.dejoyagriffith.com


                         JV GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (Amounts in USD)
                                    (Audited)

                                                                                           June 30,        June 30,
                                                                                             2013            2012
                                                                                       --------------------------------
                            ASSETS

Current assets

      Cash and cash equivalents                                                        $         4,774 $        10,407
      Prepaid expenses and other current assets                                                 56,517          56,138
                                                                                       --------------------------------
                 Total current assets                                                           61,291          66,545

      Property and equipment, net of $439,455 and $287,754
           accumulated depreciation, respectively                                              317,756         463,808
                                                                                       --------------------------------

      Intangible assets, net of $277,486 and $188,890
           accumulated amortization, respectively                                               42,721         131,317
                                                                                       --------------------------------
      Total assets                                                                     $       421,768 $       661,670
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                 $        99,561          62,885
      Accrued liabilities                                                                        5,307           3,545
      Prepayments, clients                                                                     106,617         102,123
      Notes payable                                                                            452,439         452,439
      Advances, related parties                                                                984,600         788,878
                                                                                       --------------------------------
                 Total current liabilities                                                   1,648,524       1,409,870

      Total liabilities                                                                      1,648,524       1,409,870
                                                                                       --------------------------------
Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                           988,797         988,797
        98,879,655 shares issued and outstanding at
         June 30, 2013 and 2012
      Other comprehensive income                                                                 5,792           5,013
      Accumulated deficit                                                                   (2,221,345)     (1,742,010)
                                                                                       --------------------------------
                 Total stockholders' deficit                                                (1,226,756)       (748,200)
                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       421,768 $       661,670
                                                                                       ================================


      See accompanying notes to consolidated financial statements.

                                       23



                         JV GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2013 and 2012
                                (Amounts in USD)
                                    (Audited)

                                                   2013              2012

                                              ----------------------------------

Revenue                                       $       669,742  $        576,620

Cost of revenue                                        80,587            78,176
                                              ----------------------------------

Gross profit                                          589,155           498,444

Operating expenses

      General and administrative                      378,731           397,718
      Rent and rates                                  449,066           367,324
      Amortization                                     88,596           188,890
      Depreciation                                    152,097           150,221
                                              ----------------------------------
      Total operating expenses                      1,068,490         1,104,153
                                              ----------------------------------

Loss from operations                                 (479,335)         (605,709)

Other income

      Interest and other income                             -             1,334
                                              ----------------------------------
      Total other income                                    -             1,334

                                              ----------------------------------
Net loss                                      $      (479,335) $       (604,375)
                                              ==================================

Other comprehensive income

      Foreign currency translation adjustment             779             2,745

                                              ----------------------------------
Total comprehensive loss                      $      (478,556) $       (601,630)
                                              ==================================

Loss per common share- basic:

      Net loss                                $        (0.00)  $          (0.01)
                                              ==================================

Weighted average common shares outstanding:

      Basic                                       98,879,655         92,575,285
                                              ==================================


            See accompanying notes to consolidated financial statements.

                                       24


                                 JV GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
                                        (Amounts in USD)
                                            (Audited)


                                                                                       Accumulated
                                    Common Stock                    Accumulated        Comprehensive
                                       Shares          Amount         Deficit        Profit / (Loss)         Total
                                  -----------------  -----------  -----------------  -----------------  ----------------

Balance, June 30, 2011                  73,879,655 $    738,797  $      (1,137,635) $           2,268  $       (396,570)

Stock for lease acquisition             25,000,000      250,000                  -                  -           250,000

Foreign currency translation                     -            -                  -              2,745             2,745

Net loss                                         -            -           (604,375)                 -          (604,375)
                                  -----------------  -----------  -----------------  -----------------  ----------------
Balance, June 30, 2012                  98,879,655      988,797         (1,742,010)             5,013          (748,200)

Foreign currency translation                     -            -                  -                779               779

Net loss                                         -            -           (479,335)                 -          (479,335)
                                  -----------------  -----------  -----------------  -----------------  ----------------

Balance, June 30, 2013                  98,879,655 $    988,797 $       (2,221,345) $           5,792 $      (1,226,756)
                                  =================  ===========  =================  =================  ================



              See accompanying notes to consolidated financial statements.

                                       25


                         JV GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2013 AND 2012
                                (Amounts in USD)
                                    (Audited)

                                                                   2013             2012

                                                             --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                     $      (479,335) $     (604,375)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                   152,404         150,221
      Amortization                                                    88,596         188,890

Changes in operating assets and liabilities:

      Prepaid expenses and other current assets                         (378)         (5,256)
      Accounts payable and accrued liabilities                        38,434        (228,435)
      Prepayments from clients                                         4,494          51,725

                                                             --------------------------------
      Total cash flow used in operating activities                  (195,785)       (447,230)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                           (6,352)           (367)

                                                             --------------------------------
      Total cash flow used in investing activities                    (6,352)           (367)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                           232,020         431,377
      Payments on advances from officers and directors               (36,298)              -
                                                             --------------------------------
      Total cash flow provided by financing activities               195,722         431,377

Effect of exchange rate changes on cash                                  782              41
                                                             --------------------------------

NET CHANGE IN CASH                                                    (5,633)        (16,179)

CASH AT BEGINNING OF PERIOD                                           10,407          26,587
                                                             --------------------------------

CASH AT END OF PERIOD                                        $         4,774  $       10,407
                                                             ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                 $             -  $            -
                                                             --------------------------------
      Cash paid for income tax                               $             -  $            -
                                                             --------------------------------


      See accompanying notes to consolidated financial statements.

                                       26

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)


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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At June 30, 2013, accumulated amortization was translated to equal US$277,486 and amortization expense for the year ended June 30, 2013 was US$88,596.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $15,283 and $19,740 as advertising cost for fiscal years ended June 30, 2013 and 2012, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended June 30, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)

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

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2013 and 2012, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

         United States

         JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2013 and 2012.

         BVI

         Mega is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)

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

NOTE 3 - GOING CONCERN

The Company's financial statements for the years ended June 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $479,335 for the year ended June 30, 2013 and an accumulated deficit of $2,221,345 at June 30, 2013. At June 30, 2013, the Company had total current assets of $61,291 and total current liabilities of $1,648,524 for a working capital deficit of $1,587,233.

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

During the 2014 fiscal year, the Company intends to continue its efforts in growing its office service operations.

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

The $450,000 promissory note has a term of six months and became due on March 1, 2012. The promissory note does not accrue interest. At June 30, 2013, the promissory note is still outstanding.

As part of the acquisition of the leases, the Company acquired fixed assets that included furniture, fixtures, and office equipment associated with the acquisition. Such property was considered to have a book value of $384,107, at the time of the purchase.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)

The acquisition was accounted for under the purchase method of accounting in accordance with ASC 805. Under the purchase method, the total purchase price is allocated to the net tangible and intangible assets based on their estimated fair values. As part of the acquisition of the leases, the Company acquired such intangible assets as the client base associated with the leases and the contract with the landlord. The client base was valued at $217,609 to be amortized over one year. During the year ended June 30, 2012, the client base was amortized fully. The contract with the landlord was valued at $102,498 to be amortized over a period of three years at a rate of approximately $34,166.

Management has made the allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed that existed as of the date of completion of the acquisition as follows:

Purchase Price
   25,000,000 shares of  the Company's common
         stock valued at fair value of  $0.01 per share            $ 250,000
   Promissory Note                                                   450,000
                                                              ---------------
   Total Consideration                                             $ 700,000
                                                              ===============

Allocation of purchase price
    Furniture and Fixtures                                         $ 332,222
    Office Equipment                                                  44,052
    Computer Equipment                                                 3,619
    Intangible Asset - Client base                                   217,609
    Intangible Asset - Lease Right                                   102,498
                                                              ---------------
                                                                  $  700,000
                                                              ===============

NOTE 5 - PROPERTY AND EQUIPMENT

At June 30, 2013 and 2012, Property and Equipment consisted of:

                                   June 30,                 June 30,
                                     2013                     2012
                              --------------------    ---------------------

Furniture and Fixtures        $           593,536     $          593,627
Office Equipment                          138,284                137,893
25Computer Equipment                       25,391                 20,042
                              --------------------    ---------------------
                                          757,211                751,562
Accumulated Depreciation                 (439,455)              (287,754)
                              --------------------    ---------------------
Total                         $           317,756     $          463,808
                              ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the year ended June 30, 2013, computer equipment and office equipment increased by $6,352 due to the purchases of equipment. Other changes in value are a result of foreign currency exchange differences.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)


NOTE 6 - ADVANCES, RELATED PARTIES

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore became due on March 1, 2012. The promissory note does not accrue interest. At June 30, 2013, the promissory note is still outstanding and includes an additional $2,439 to account for exchange rate differences.

During the years ended June 30, 2013 and 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $181,105 and $363,524, respectively, to support the operations of Prestige. During the year ended June 30, 2013, the Company paid Mr. Hung, $36,298 on the funds owed. The Company owes him $853,876 and $709,070 as of June 30, 2013 and 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. Ms. Look is owed $124,853 and $79,808 as of June 30, 2013 and 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

Prior to the fiscal year ended June 30, 2013, Ms. Look and officer and director of the Company advanced funds of $5,871 to the Company to support operations. As of June 30, 2103, Ms. Look is owed $5,871. Such funds are unsecured, bear no interest and are due on demand.

NOTE 7 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company not only as deposits for services, but also as a corresponding liability. At
June 30,  2013 and June  30,  2012,  the  Company  had  $106,617  and  $102,123,
respectively in prepayment liabilities.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $449,066 and $367,324 for the lease of our center for the years ended June 30, 2013 and 2012, respectively. The Company's minimum annual rent rate for the following two years are:

                                    Fiscal Year Ended
                                    June 30,                 Annual Rent
                                    --------                 -----------
                                             2014                      $418,257
                                             2015                      $247,083

NOTE 9 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At June 30, 2013, the Company had 98,879,655 shares of its common stock issued and outstanding.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)

During the year end June 30, 2013, the Company did not issue any shares of its common stock.

During the year ended June 30, 2012, the Company issued 25,000,000 shares of its common stock valued at $250,000 in connection with the acquisition of certain leases, as discussed in Note 4.

NOTE 10 - TAXES

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

As of June 30, 2013 and 2012, the Company had a net operating loss (NOL) carryforward of approximately $1,998,036 and $1,520,645. The NOL carryforward begins to expire in various years through 2032. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established at June 30, 2013 and 2012 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:
                                                     June 30,

                                       2013                    2012
                                  -------------------- ------------------------
Deferred tax assets:
Foreign deferred tax assets               144,105                       78,995
Federal deferred tax assets               126,539                       97,109
Valuation allowance                      (270,644)                    (176,104)
                                   ------------------- ------------------------
Total deferred tax assets        $              -    $                       -

The valuation allowance for deferred tax assets as of June 30, 2013 and 2012 was $270,644 and $176,104, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2013 and 2012:

Federal statutory tax rate                                             35.0%
Foreign and U.S. tax rate differential                               (18.5)%
Permanent difference and other                                       (16.5)%
                                                            --------------------
Effective tax rate                                                      0.0%

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                   For the Years Ended June 30, 2013 and 2012
                                    (Audited)


NOTE 11 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended June 30, 2013 and found no other reportable subsequent events.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JV GROUP, INC.




Date: October 15, 2013                  By: /s/ Yuen Ling Look
                                            -------------------------------
                                            Yuen Ling Look, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)



    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 15, 2013
                                          JV GROUP, INC.


                                          /s/ Yuen Ling Look*
                                          --------------------------------------
                                          Yuen Ling Look, Director


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