Form 10-Q
period 2013-09-30
JV GROUP, INC.
filed 2013-11-19
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 2013

[   ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                        For the transition period from _______ to _______

                        Commission file number: 000-21477

                                 JV GROUP, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                               27-0514566
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

                       7609 RALSTON ROAD, ARVADA, CO 80002
      -------------------------------------------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
      -------------------------------------------------------------------
                         (Registrant's Telephone number)

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

As of November 15, 2013, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

Item 1.  Financial Statements       (Unaudited)                               1

         Consolidated Balance Sheets - September 30, 2013 and
                  June 30, 2013                                               2

         Consolidated Statements of Operations -
                  For Three Months Ended September 30, 2013 and 2012          3

         Consolidated Statements of Cash Flows -
                  For the Three Months Ended September 30, 2013 and 2012      4

         Notes to the Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                            13

Item 4.  Controls and Procedures                                              13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                    14

Item 1A. Risk Factors -  NOT APPLICABLE                                       14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          14
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                     14

Item 4.  Mine Safety Disclosures - NOT APPLICABLE                             14

Item 5.  Other Information - NOT APPLICABLE                                   14

Item 6.  Exhibits                                                             15

SIGNATURES                                                                    16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                             JV GROUP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                    (Amounts in USD)
                                                       (Unaudited)

                                                                                         SEPTEMBER 30,      JUNE 30,
                                                                                            2013              2013
                                                                                      ----------------  ----------------

                                                         ASSETS

Current assets

      Cash and cash equivalents                                                       $        23,114   $         4,774
      Prepaid expenses and other current assets                                                48,216            56,517

                                                                                      ----------------  ----------------
                 Total current assets                                                          71,330            61,291

      Property and equipment, net of $474,210 and $439,455
           accumulated depreciation, respectively                                             285,046           317,756
                                                                                      ----------------  ----------------

      Intangible assets, net of $286,030 and $277,486
           accumulated amortization, respectively                                              34,203            42,721
                                                                                      ----------------  ----------------
      Total assets                                                                    $       390,579   $       421,768
                                                                                      ================  ================

                                           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                $        98,206   $        99,561
      Accrued liabilities                                                                       3,679             5,307
      Prepayments, clients                                                                    144,837           106,617
      Notes payable                                                                           452,790           452,439
      Advances, related parties                                                             1,031,146           984,600
                                                                                      ----------------  ----------------
                 Total current liabilities                                                  1,730,658         1,648,524

      Total liabilities                                                                     1,730,658         1,648,524
                                                                                      ----------------  ----------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                     -                 -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                          988,797           988,797
        98,879,655 shares issued and outstanding at
         September 30, 2013 and June 30, 2013
      Other comprehensive income                                                                4,810             5,792
      Accumulated deficit                                                                  (2,333,686)       (2,221,345)
                                                                                      ----------------  ----------------
                 Total stockholders' deficit                                               (1,340,079)       (1,226,756)
                                                                                      ----------------  ----------------
Total liabilities and stockholders' deficit                                           $       390,579   $       421,768
                                                                                      ================  ================






          See accompanying notes to consolidated financial statements.
                                      -2-

                             JV GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
                                    (Amounts in USD)
                                        (Audited)

                                                         2013                2012
                                                  ------------------  -----------------
Revenue                                           $         151,204   $        165,399

Cost of revenue                                              20,037             20,219
                                                  ------------------  -----------------

Gross profit                                                131,167            145,180

Operating expenses

      General and administrative                             89,721             85,799
      Rent and rates                                        112,789            112,041
      Amortization                                            8,544             62,963
      Depreciation                                           34,388             43,241
                                                  ------------------  -----------------
      Total operating expenses                              245,442            304,044
                                                  ------------------  -----------------

Loss from operations                                       (114,275)          (158,864)

Other income

      Interest and other income                               1,934                  -
                                                  ------------------  -----------------
      Total other income                                      1,934                  -
                                                  ------------------  -----------------
Net loss                                          $        (112,341)  $       (158,864)
                                                  ==================  =================

Other comprehensive income

      Foreign currency translation adjustment                  (982)              (701)
                                                  ------------------  -----------------
Total comprehensive loss                          $        (113,323)  $       (159,565)
                                                  ==================  =================

Loss per common share- basic :

      Net loss                                    $           (0.00)  $          (0.00)
                                                  ==================  =================

Weighted average common shares outstanding:

      Basic                                              98,879,655         98,876,655
                                                  ==================  =================






          See accompanying notes to consolidated financial statements.

                                  JV GROUP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
                                         (AMOUNTS IN USD)
                                            (Unaudited)

                                                                    2013               2012
                                                              ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      $      (112,341)   $      (158,864)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                     34,388             43,241
      Amortization                                                      8,544             62,963

Changes in operating assets and liabilities:

      Prepaid expenses and other current assets                         8,338              2,621
      Accounts payable and accrued liabilities                         (2,978)             1,582
      Prepayments from clients                                         38,107             45,633
                                                              ----------------   ----------------
      Total cash flow used in operating activities                    (25,942)            (2,824)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                            (1,457)            (5,348)
                                                              ----------------   ----------------
      Total cash flow used in investing activities                     (1,457)            (5,348)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                             45,757             16,345
      Payments on advances from officers and directors                      -             (6,445)
                                                              ----------------   ----------------
      Total cash flow provided by financing activities                 45,757              9,900

Effect of exchange rate changes on cash                                   (18)               (37)
                                                              ----------------   ----------------

NET CHANGE IN CASH                                                     18,340              1,691

CASH AT BEGINNING OF PERIOD                                             4,774             10,407
                                                              ----------------   ----------------

CASH AT END OF PERIOD                                         $        23,114    $        12,099
                                                              ================   ================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                  $             -    $             -
                                                              ----------------   ----------------
      Cash paid for income tax                                $             -    $             -
                                                              ----------------   ----------------








          See accompanying notes to consolidated financial statements.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION
-------------------------------------------

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

Judgments and estimates of uncertainties are required in applying the Company's accounting policies in certain areas. The following are some of the areas requiring significant judgments and estimates: a) Going concern; and b) Depreciable life for property, plant and equipment and intangible assets. The relevant amounts could be adjusted in the near term if experience differs from current estimates.

CASH AND CASH EQUIVALENTS

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value. The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation ("FDIC").

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

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

INTANGIBLE ASSET

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At September 30, 2013, accumulated amortization was translated to equal US$286,030 and amortization expense for the three months ended September 30, 2013 was US$8,544.

REVENUE RECOGNITION

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "REVENUE RECOGNITION" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

ADVERTISING

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $3,570 and $4,236 as advertising cost for the three months ended September 30, 2013 and 2012, respectively.

NET LOSS PER COMMON SHARE

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three months ended September 30, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

IMPAIRMENT OF LONG LIVED ASSETS

Long-lived assets are reviewed for impairment in accordance with the applicable FASB standard, "Accounting for the Impairment or Disposal of Long- Lived Assets". Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

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

NOTE 3 - GOING CONCERN
----------------------

The Company's financial statements for the three months ended September 30, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $112,341 for the three months ended September 30, 2013 and an accumulated deficit of $2,333,686 at September 30, 2013. At September 30, 2013, the Company had total current assets of $71,330 and total current liabilities of $1,730,658 for a working capital deficit of $1,659,328.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

At September 30, 2013 and June 30, 2013, Property and Equipment consisted of:

                                 September 30,              June 30,
                                     2013                     2013
                              --------------------    ---------------------

Furniture and Fixtures        $           593,997     $          593,536
Office Equipment                          138,391                138,284
Computer Equipment                         26,868                 25,391
                              --------------------    ---------------------
                                          759,256                757,211
Accumulated Depreciation                 (474,210)              (439,455)
                              --------------------    ---------------------
Total                         $           285,045     $          317,756
                              ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the three months ended September 30, 2013, computer equipment and office equipment increased by $1,457 due to the purchases of equipment. Other changes in value are a result of foreign currency exchange differences. During the three months ended September 30, 2013 and 2012, depreciation expense was $34,388 and $43,241.

NOTE 5 - ADVANCES, RELATED PARTIES
----------------------------------

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore became due on March 1, 2012. The promissory note does not accrue interest. At September 30, 2013, the promissory note is still outstanding and includes an additional $2,790 to account for exchange rate differences.

During the years ended June 30, 2013 and 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $181,105 and $363,524, respectively, to support the operations of Prestige. During the year ended June 30, 2013, the Company paid Mr. Hung, $36,298 on the funds owed. During the three months ended September 30, 2013, Mr. Hung advanced funds of $33,514. The Company owes him $888,079 and $853,876 as of September 30, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. During the three months ended September 30, 2013, Ms. Look advanced additional funds of $5,543. Ms. Look is owed $130,496 and $124,853 as of September 30, 2013 and June 30, 2013,
respectively. Such funds are unsecured, bear no interest, and are due on demand.

Prior to the fiscal year ended June 30, 2013, Ms. Look and officer and director of the Company advanced funds of $5,871 to the Company to support operations. During the three months ended September 30, 2013, Ms. Look advanced an additional $6,700. Ms. Look is owed $12,571 and $5,871 as of September 30, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest and are due on demand.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
             For the Three Months Ended September 30, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

NOTE 6 - PREPAYMENTS, CLIENTS
-----------------------------

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company not only as deposits for services, but also as a corresponding liability. At September 30, 2013 and June 30, 2013, the Company had $144,837 and $106,617, respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $104,564 and $112,041 for the lease of our center for the three months ended September 30, 2013 and 2012, respectively. The Company's minimum annual rent rate for the following two years are:

                           Fiscal Year Ended
                                June 30,                 Annual Rent
                                --------                 -----------
                                  2014                     $418,257
                                  2015                     $247,083

NOTE 8 - STOCKHOLDERS' DEFICIT
------------------------------

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At September 30, 2013, the Company had 98,879,655 shares of its common stock issued and outstanding.

During the three months ended September 30, 2013, the Company did not issue any shares of its common stock.

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

The Company has evaluated it activities subsequent to the three months ended September 30, 2013 and found no other reportable subsequent events.

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

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AS OF JUNE 30, 2013, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY
PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012

During the three months ended September 30, 2013 and 2012, we recognized revenues of $151,204 and $165,399 from our service office operations. The decrease of $14,195 is a result of the fluctuation in clients. During the three months ended September 30, 2013 and 2012, we incurred cost of revenues of $20,037 and $20,219, respectively. During the three months ended September, 2013 and 2012, we recognized resulting gross profits of $131,167 and $145,180, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the three months ended September 30, 2013, we incurred operational expenses of $245,442. During the three months ended September 30, 2012, we incurred $304,044 in operational expenses. The decrease of $58,602 was a result of a $54,419 decrease in amortization expense, and a decrease of $8,853 in depreciation expense offset by a $3,922 increase in general and administrative expenses and a $748 increase in rents and rates over the prior period.

During the three months ended September 30, 2013, we incurred a net loss of $112,341. During the three months ended September 30, 2012, we incurred a net loss of $158,864. The decrease of $46,523 was a result of the decrease of $14,195 in revenues combined with a $58,602 decrease in operational expenses, as discussed above.

LIQUIDITY

At September 30, 2013, we had total current assets of $71,330 consisting of $23,114 in cash and cash equivalents and $48,216 in prepaid expenses and other assets. At September 30, 2013, we had total liabilities of $1,730,658, all current. Total liabilities included $98,206 in accounts payable, $3,679 in accrued liabilities, $144,837 in client prepayments, $452,790 in note payables and $1,031,146 in advances from related parties.

During the three months ended September, 2013, we used funds of $25,942 in our operational activities. During the three months ended September 30, 2013, we recognized a net loss of $112,341, which was adjusted for depreciation of $34,388 and amortization expense of $8,544. During the three months ended September 30, 2012, we used funds of $2,824 in our operational activities. During the three months ended September 30, 2012, we incurred a net loss of $158,864 which was adjusted for depreciation of $43,421 and amortization expense of $62,963.

During the three months ended September 30, 2013, we used $1,457 to acquire computer equipment. During the three months ended September 30, 2012, we used $5,348 to acquire computer equipment.

During the three months ended September 30, 2013, we received $45,757 from our financing activities. During the three months ended September 30, 2012, we received $9,900 from our financing activities.

During the years ended June 30, 2013 and 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $181,105 and $363,524, respectively, to support the operations of Prestige. During the year ended June 30, 2013, the Company paid Mr. Hung, $36,298 on the funds owed. During the three months ended September 30, 2013, Mr. Hung advanced funds of $33,514. The Company owes him $888,079 and $853,876 as of September 30, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. During the three months ended September 30, 2013, Ms. Look advanced additional funds of $5,543. Ms. Look is owed $130,496 and $124,853 as of June 30, 2013 and 2012, respectively. Such funds are unsecured, bear no interest, and are due on demand.

Prior to the fiscal year ended June 30, 2013, Ms. Look and officer and director of the Company advanced funds of $5,871 to the Company to support operations. During the three months ended September 30, 2013, Ms. Look advanced an additional $6,700. Ms. Look is owed $12,571 and $5,871 as of September 30, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest and are due on demand.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-----------------------------------------------------------------

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

None.

ITEM 1A.  RISK FACTORS
----------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

The Company did not make any unregistered sales of its securities from January 1, 2013 through September 30, 2013.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

None.

ITEM 4.  MINE SAFETY DISCLOSURES
--------------------------------

Not Applicable.

ITEM 5.  OTHER INFORMATION
--------------------------

None.

ITEM 6.  EXHIBITS
-----------------

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

 Exhibit 101.INS   XBRL Instance Document (1)

 Exhibit 101.SCH   XBRL Taxonomy Extension Schema Document (1)

 Exhibit 101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document (1)

 Exhibit 101.DEF   XBRL Taxonomy Extension Definition Linkbase Document (1)

 Exhibit 101.LAB   XBRL Taxonomy Extension Label Linkbase Document (1)

 Exhibit 101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document (1)
-----------------
(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                    JV GROUP, INC.
                                       -----------------------------------------
                                                     (REGISTRANT)



Dated: November 19, 2013           By: /s/ Look Yuen Ling
                                       -----------------------------------------
                                         Look Yuen Ling
                                         President, Chief Executive Officer and
                                         Chief Financial Officer