Form 10-Q
period 2013-12-31
JV GROUP, INC.
filed 2014-02-14
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2013

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

As of February 11, 2014, there were 98,879,655 shares of the registrant's common stock issued and outstanding.



PART I - FINANCIAL INFORMATION                                                         Page

Item 1.  Financial Statements       (Unaudited)                                         1

         Consolidated Balance Sheets - December 31, 2013 and
                  June 30, 2013                                                         2

         Consolidated Statements of Operations -
                  For Three and Six Months Ended December 31, 2013 and 2012             3

         Consolidated Statements of Cash Flows -
                  For the Three and Six Months Ended December 31, 2013 and 2012         4

         Notes to the Consolidated Financial Statements                                 5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                            11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                     14

Item 4. Controls and Procedures                                                        14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                             15

Item 1A.  Risk Factors -  Not Applicable                                               15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                   15
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                              15

Item 4.  Mine Safety Disclosures - Not Applicable                                      15

Item 5.  Other Information - Not Applicable                                            15

Item 6.  Exhibits                                                                      16

SIGNATURES                                                                             17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 JV GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                        (Amounts in USD)

                                                                                          December 31,     June 30,
                                                                                             2013            2013
                                                                                       --------------------------------
                            ASSETS

Current assets

      Cash and cash equivalents                                                        $         6,227 $         4,774
      Prepaid expenses and other current assets                                                 52,672          56,517
                                                                                       --------------------------------
                 Total current assets                                                           58,899          61,291

      Property and equipment, net of $502,101 and $439,455
           accumulated depreciation, respectively                                              259,183         317,756
                                                                                       --------------------------------

      Intangible assets, net of $294,588 and $277,486
           accumulated amortization, respectively                                               25,652          42,721
                                                                                       --------------------------------
      Total assets                                                                     $       343,734 $       421,768
                                                                                       ================================

                            LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                                 $       126,222          99,561
      Accrued liabilities                                                                       21,191           5,307
      Prepayments, clients                                                                     138,587         106,617
      Notes payable                                                                            452,790         452,439
      Advances, related parties                                                              1,051,226         984,600
                                                                                       --------------------------------
                 Total current liabilities                                                   1,790,016       1,648,524

      Total liabilities                                                                      1,790,016       1,648,524
                                                                                       --------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                      -               -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                           988,797         988,797
        98,879,655 shares issued and outstanding at
         December 31, 2013 and June 30, 2013
      Other comprehensive income                                                                 4,868           5,792
      Accumulated deficit                                                                   (2,439,947)     (2,221,345)
                                                                                       --------------------------------
                 Total stockholders' deficit                                                (1,446,282)     (1,226,756)
                                                                                       --------------------------------
Total liabilities and stockholders' deficit                                            $       343,734 $       421,768
                                                                                       ================================


              See accompanying notes to consolidated financial statements.

                                               2


                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX AND THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012
                                     (Amounts in US Dollars)
                                           (Unaudited)

                                                           Three Months Ended                   Six Months Ended
                                                              December 31,                        December 31,
                                                         2013              2012                2013           2012

                                                  ------------------------------------   ------------------------------

Revenue                                           $          158,679 $         186,264   $      309,883 $      351,663

Cost of revenue                                               20,059            20,014            40,096         40,233
                                                  ------------------------------------   ------------------------------

Gross profit                                                138,620           166,250           269,787        311,430

Operating expenses

      General and administrative                            113,777           129,492           203,498        215,291
      Rent and rates                                         87,164           112,215           199,953        224,256
      Amortization                                            8,558             8,600            17,102         71,563
      Depreciation                                           34,512            40,355            68,900         83,596
                                                  ------------------------------------   ------------------------------
      Total operating expenses                              244,011           290,662           489,453        594,706
                                                  ------------------------------------   ------------------------------

Loss from operations                                       (105,391)         (124,412)         (219,666)      (283,276)

Other income

      Interest and other income                                   -                 -             1,935              -
      Other expense                                               -                 -              (871)             -
                                                  ------------------------------------   ------------------------------
      Total other income                                          -                 -             1,064              -
                                                  ------------------------------------   ------------------------------
Net loss                                          $        (105,391) $       (124,412)   $     (218,602)$     (283,276)
                                                  ====================================   ==============================

Other comprehensive income

      Foreign currency translation adjustment                    58                25              (924)          (676)
                                                  ------------------------------------   ------------------------------
Total comprehensive loss                          $        (105,333) $        (124,387)   $     (219,526) $   (283,952)
                                                  ====================================   ==============================


      Loss per common share- basic:               $           (0.00) $           (0.00) $         (0.00) $       (0.00)
                                                  ====================================   ==============================

Weighted average common shares outstanding:

      Basic                                              98,879,655         98,879,655       98,879,655     98,879,655
                                                  ====================================   ==============================



       See accompanying notes to condensed consolidated financial statements.

                                       3


                                 JV GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                           FOR THE SIX MONTHS ENDED DECEMBER 31, 2013
                                        (Amounts in USD)
                                           (Unaudited)

                                                                                          Accumulated
                                       Common Stock                    Accumulated        Comprehensive
                                          Shares          Amount         Deficit        Profit / (Loss)         Total
                                     -----------------  -----------  -----------------  -----------------  ----------------

Balance, June 30, 202013                    98,879,655 $  988,797   $      (2,221,345)  $          5,792   $    (1,226,756)

Foreign currency translation                        -           -              -                    (924)             (924)

Net loss                                            -           -            (218,602)                 -          (218,602)
                                     -----------------  -----------  -----------------  -----------------  ----------------

Balance, September 30, 2013                98,879,655 $    988,797  $      (2,439,947)  $           4,868  $    (1,446,282)

                                     =================  ===========  =================  =================  ================



                  See accompanying notes to consolidated financial statements.


                                                4


                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED DECEMBER 31, 2013 AND 2012
                                        (Amounts in USD)
                                           (Unaudited)

                                                                               2013             2012
                                                                         --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                 $      (218,602) $     (283,276)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                68,900          83,230
      Amortization                                                                17,102          71,563

Changes in operating assets and liabilities:

      Prepaid expenses and other current assets                                    3,889           5,536
      Accounts payable and accrued liabilities                                    42,544          49,589
      Prepayments from clients                                                    31,887          29,679
                                                                         --------------------------------
      Total cash flow used in operating activities                               (54,280)        (43,679)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                      (10,953)         (5,262)
      Disposal of assets                                                             872
                                                                         --------------------------------
      Total cash flow used in investing activities                               (10,081)         (5,262)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                        75,932          47,188
      Payments on advances from officers and directors                           (10,062)         (6,450)
                                                                         --------------------------------
      Total cash flow provided by financing activities                            65,868          40,738

Effect of exchange rate changes on cash                                              (56)           (134)
                                                                         --------------------------------

NET CHANGE IN CASH                                                                 1,453          (8,337)

CASH AT BEGINNING OF PERIOD                                                        4,774          10,407
                                                                         --------------------------------

CASH AT END OF PERIOD                                                    $         6,227 $         2,070
                                                                         ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                             $             - $             -
                                                                         --------------------------------
      Cash paid for income tax                                           $             - $             -
                                                                         --------------------------------


      See accompanying notes to consolidated financial statements.


                                       5

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Six Months Ended December 31, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)


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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Six Months Ended December 31, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Six Months Ended December 31, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At December 31, 2013, accumulated amortization was translated to equal US$294,588 and amortization expense for the six months ended December 31, 2013 was US$17,102 (US$8,588 for the three months ended December 31, 2013.)

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $6,772 and $8,112 as advertising cost for the six months ended December 31, 2013 and 2012, respectively ($3,202 and $3,876 for the three months ended December 31, 2013 and 2012, respectively.)

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three and six months ended December 31, 2013 and 2012, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Six Months Ended December 31, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

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

NOTE 3 - GOING CONCERN

The Company's financial statements for the six months ended December 31, 2013 and 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $218,602 for the six months ended December 31, 2013 and an accumulated deficit of $2,439,947 at December 31, 2013. At December 31, 2013, the Company had total current assets of $58,899 and total current liabilities of $1,790,016 for a working capital deficit of $1,731,117.

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Six Months Ended December 31, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2013 and June 30, 2013, Property and Equipment consisted of:

                                   December 31,               June 30,
                                       2013                     2013
                                --------------------    ---------------------

Furniture and Fixtures          $           598,173     $           593,536
Office Equipment                            138,284                 138,284
Computer Equipment                           24,701                  25,391
                                --------------------    ---------------------
                                            761,284                 757,211
Accumulated Depreciation                   (502,101)               (439,455)
                                --------------------    ---------------------
Total                           $           259,183      $          317,756
                                ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the six months ended December 31, 2013, computer equipment and office equipment increased by $10,953 due to the purchases of equipment, during the same period, Prestige disposed of computer and office equipment at a loss of $,872. Other changes in value are a result of foreign currency exchange differences. During the six months ended December 31, 2013 and 2012, depreciation expense was $68,900 and $83,596 ($34,312 and $40,355 for the three months ended December 31, 2013 and 2012 respectively.)

NOTE 5 - ADVANCES, RELATED PARTIES

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore became due on March 1, 2012. The promissory note does not accrue interest. At December 31, 2013, the promissory note is still outstanding and includes an additional $2,790 to account for exchange rate differences.

During the six months ended December 31, 2013 and December 31, 2012, Mr. Hung advanced funds of $49,730 and $9,675 respectively, to support the operations of Prestige. During the six months ended December 31, 2013 and December 31, 2012, the company paid Mr. Hung $10,062 and $6,450 respectively, of the funds owed. The Company owes him $894,206 and $853,876 as of December, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the six months ended December 31, 2013 and December 31, 2012, Ms. Look, an officer and director of the Company and manager of Mega, advanced additional funds of $26,200 and $37,513 respectively to both the Company and its subsidiary Mega. She is owed$157,020 and $130,724 as of December 31, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Six Months Ended December 31, 2013 and 2012
                                (Amounts in USD)
                                   (Unaudited)


NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company not only as deposits for services, but also as a corresponding liability. At December 31, 2013 and June 30, 2013, the Company had $138,587 and $106,617,
respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $ 199,953 and $224,256 for the lease of our center for the six months ended December 31, 2013 and 2012, respectively. The Company's minimum annual rent rate for the following two years are:

                                       Fiscal Year Ended
                                            June 30,               Annual Rent
                                            --------               -----------
                                             2014                   $158,286
                                             2015                   $247,083

NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2013 and June 30, 2013, the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the six months ended December 31, 2013 and December 31, 2012, the Company did not issue any shares of its common stock.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the six months ended December 31, 2013 and found no reportable subsequent events.

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

PLAN OF OPERATIONS

JV Group's strategy is to be a service office provider in the Far East through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.

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

RESULTS OF OPERATIONS

For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

During the three months ended December 31, 2013 and 2012, we recognized revenues of $158,679 and $186,264 from our service office operations. The decrease of $27,585 is a result of the fluctuation in clients. During the three months ended December 31, 2013 and 2012, we incurred cost of revenues of $20,059 and $20,014, respectively. During the three months ended December 31, 2013 and 2012, we recognized resulting gross profits of $138,620 and $166,250, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the three months ended December 31, 2013, we incurred operational expenses of $244,011. During the three months ended December 31, 2012, we incurred $290,662 in operational expenses. The decrease of $46,651 was a result of a decrease of $5,843 in depreciation expense, a decrease of $15,715 in general and administrative expenses and a $25,051 decrease in rents and rates over the prior period.

During the three months ended December 31, 2013, we incurred a net loss of $105,391. During the three months ended December 31, 2012, we incurred a net loss of $124,412. The decrease of $19,091 was a result of the decrease of $27,585 in revenues combined with a $46,651 decrease in operational expenses, as discussed above.

For the Six Months Ended December 31, 2013 Compared to the Six Months Ended December 31, 2012

During the six months ended December 31, 2013 and 2012, we recognized revenues of $309,883 and $351,663 from our service office operations. The decrease of $41,780 is a result of the fluctuation in clients. During the six months ended December 31, 2013 and 2012, we incurred cost of revenues of $40,096 and $40,233, respectively. During the six months ended December 31, 2013 and 2012, we recognized resulting gross profits of $269,787 and $311,430, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the six months ended December 31, 2013, we incurred operational expenses of $489,453. During the six months ended December 31, 2012, we incurred $594,706 in operational expenses. The decrease of $105,253 was a result of a decrease of $14,696 in depreciation expense, a decrease of $11,793 in general and administrative expenses and a $24,303 decrease in rents and rates over the prior period.

During the six months ended December 31, 2013, we incurred a net loss of $218,602. During the six months ended December 31, 2012, we incurred a net loss of $283,276. The decrease of $64,674 was a result of the decrease of $41,780 in revenues combined with a $105.253 decrease in operational expenses, as discussed above.

LIQUIDITY

At December 31, 2013, we had total current assets of $58,899 consisting of $6,227 in cash and cash equivalents and $52,672 in prepaid expenses and other assets. At December 31, 2013, we had total liabilities of $1,790,016, all current. Total liabilities included $126,222 in accounts payable, $21,191 in accrued liabilities, $138,587 in client prepayments, $452,790 in note payables and $1,051,226 in advances from related parties.

During the six months ended December 31, 2013, we used funds of $53,408 in our operational activities. During the six months ended December 31, 2013, we recognized a net loss of $218,602, which was adjusted for depreciation of $68,900, amortization expense of $17,102 and loss on fixed assets written off

$872. During the six months ended December 31, 2012, we used funds of $43,679 in our operational activities. During the six months ended December 31, 2012, we incurred a net loss of $283,762 which was adjusted for depreciation of $83,230 and amortization expense of $71,563.

During the six months ended December 31, 2013, we used $10,953 to acquire computer and office equipment. During the six months ended December 31, 2012, we used $5,262 to acquire computer equipment.

During the six months ended December 31, 2013, we received $65,868 from our financing activities. During the six months ended December 31, 2012, we received $40,738 from our financing activities.

During the years ended June 30, 2013 and 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $181,105 and $363,524, respectively, to support the operations of Prestige. During the year ended June 30, 2013, the Company paid Mr. Hung, $36,298 on the funds owed. During the six months ended December 31, 2013, Mr. Hung advanced funds of $49,730 to the Company and the Company paid him $10062. The Company owes him $894,206 and $853,876 as of December, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. During the six months ended December 31, 2013, Ms. Look advanced additional funds of $6,450. Ms. Look is owed $131,399 and $124,853 as of December 31, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

Prior to the fiscal year ended June 30, 2013, Ms. Look and officer and director of the Company advanced funds of $5,871 to the Company to support operations. During the six months ended December 31, 2013, Ms. Look advanced an additional $19,750. Ms. Look is owed $25,621 and $5,871 as of December 31, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest and are due on demand.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Accounting Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer functions are performed by one individual.

As required by SEC Rule 15d-15(b), our Chief Executive Office/Chief Accounting Officerr carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Accounting Officer, to allow timely decisions regarding required disclosure as a result of the potential deficiency in our internal control over financial reporting.

Management's Quarterly Report on Internal Control over Financial Reporting.

With the participation of our Chief Executive Officer/Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the " Exchange Act ")), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer/Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were effective in ensuring that
(i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2013 through December 31, 2013.

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

     Exhibit 101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document(1)

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



                                    JV GROUP, INC.
                                    (Registrant)



Dated: February 14, 2014            By: /s/ Look  Yuen Ling
                                        -------------------
                                        Look Yuen Ling
                                        President, Chief Executive Officer and
                                            Chief Financial Officer