Form 10-K/A
period 2013-06-30
JV GROUP, INC.
filed 2014-04-01
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------


                                   FORM 10-K/A
                                AMENDMENT NO. 1


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

Signatures

                                EXPLANATORY NOTE

JV Group, Inc., (the "Company"), is filing this Amendment to its Annual Report on Form 10-K for the year ended June 30, 2013 filed with the Securities and Exchange Commission on October 15, 2013, for the sole purpose of amending the disclosures in Part I, Item 1 Business, Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 9A Controls and Procedures, and Part III Item 10 Directors, Executive Officers and Corporate Governance, in response to requested disclosure revisions by the staff of the Securities and Exchange Commission.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although JV Group, Inc. ("JV Group" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

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


In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega"). There is only one share of Mega share issued and outstanding. Mega is a wholly owned Subsidiary of the Company. Mega operates as management division of the Company. Mega's operational activities are both minimal and solely administrative in nature. Mega does not expect to recognize revenues from its minimal administrative activities.


Leasehold Acquisition


On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase leaseholds, as described below, in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note was due on March 1, 2012. The promissory note does not accrue interest. Despite Prestige's default on the promissory note, Huge Earn has not entered into any extension of the promissory note or indicated a willingness to repossess the lease.

On October 1, 2012, the existing leases with the tenants were transferred to Prestige, as specified in the Agreement.

The leasehold is approximately 4,419 square feet and includes 24 offices and 2 conference rooms. The Agreement further provided for all furniture, equipment and fixings to be included in the transfer. At the time of the exchange approximately 15 offices were leased out and Huge Earn held approximately $57,725 in deposits from these leases.

As part of the transaction and as specified in the Agreement, Prestige entered into a new 3 year lease agreement for the space, from October 1, 2011 through September 30, 2014. In addition, as part of the acquisition, Prestige took over the existing leases (15 offices) between Huge Earn and its then existing tenants.


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


The Centers

The  first  center  (12F) is  composed  of  Units  1211-1212,  12/F,  Tower 2 at
Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is on one floor and occupies approximately 5,000 square feet. With the experience of operating the first center, Prestige acquired a second center (10F) in the same building from Huge Earn on September 8, 2011. The second center is of approximately 5,000 square feet and consist of Units 1006-1007, 10/F, Tower 2, Silvercord No. 30 Canton Road, Tsimshatsui, Hong Kong.

The table below provides the specifics of each center at the years ended June 30, 2013 and 2012.



                                               June 30, 2013                          June 30, 2012
                                    ------------------ ------------------ ------------------- ------------------
                                          10(F)              12(F)              10(F)               12(F)
                                    ------------------ ------------------ ------------------- ------------------

Total available space                  3,975 sq ft        3,716 sq ft        3,975 sq ft         3,716 sq ft
Total leased space                     2,074 sq ft        2,925 sq ft        2,525 sq ft         2,824 sq ft
Number of Tenants                          13                 11                  14                 10
Average rental rate                       HK$73              HK$64              HK$80               HK$66
  per square font
Leases expiring in 1 year*                 12                 11                  14                 10

There is one tenant at 10(F) who has entered into a 3 year lease. All other tenants have leases with one year terms.

Leases with tenants provide for monthly rental payments. Rent includes the use of the property and services offered. Prestige is able to terminate the lease at its discretion and without giving prior notice if the tenant has failed to pay its rent, all other terminations require Prestige giving 30 day notice to the tenant. If the tenant should give notice of early termination, the tenant is required to still pay all rents due under the remaining term of the lease.


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

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK


We do not anticipate paying any cash dividends on our common stock in the foreseeable future, due to our illiquidity and inability to support our operations without funding from our officers, directors, and shareholders. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors. We cannot provide any assurances or guarantees that any agreement for financing will not provide for restrictions on any future dividend payments, though our existing promissory notes do not have any such provisions.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES


Our United States mailing address is 7609 Ralston Road, Arvada, Colorado 80002. We do not hold this property nor do we have operations at this address. The company does not hold any real propery.

Our wholly-owned subsidiary, Prestige, operates from Silvercord, No. 30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. Prestige offices are situated in the centers deiscussed and described in Item 1, Business -- Business Development and Furture Prospects. The centers are located on two floors and occupy approximately 10,000 square feet. We pay an annual rental rate of $367,324.


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

Our transfer agent is Mountain Share Transfer, Inc., P.O. Box 191767, Atlanta, GA, 31119. Mountain Share Transfer's telephone number is 303-460-1149.


Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future due to our illiquidity and inability to support operations to support our operations without funding from our officers, directors, and shareholders. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors. We cannot provide any assurances or guarantees that any agreement for financing will not provide for restrictions on any future dividend payments, through our existing promissory notes do not have any such provisions.


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

RESULTS OF OPERATIONS

THE FISCAL YEAR ENDED JUNE 30, 2013 COMPARED TO THE FISCAL YEAR ENDED JUNE 30, 2012

Revenue


During the year ended June 30, 2013 and 2012, we recognized $669,742 and $576,620, respectively in revenue from the serviced office operations of our wholly-owned subsidiary, Prestige. There was an increase of $93,122 in revenue as a result of an increase of rentals in one center offset by the loss of a lessee in the other center. Leases with tenants expire at different times in the year and therefore management anticipates seeing fluctuations in revenues throughout the coming twelve months as tenants are lost and replaced.

The cost of such revenues was $80,587 and $78,176, respectively. Cost of revenues during the years ended June 30, 2013 and 2012 consisted of the following:

                            June 30, 2013   June 30, 2012   Increase/(Decrease)
                            -------------   -------------   -------------------
Building Management Fees      $ 59,406        $ 49,025               10,381
Leasing Fees                     5,899           6,215                (316)
Advertising and Promotion       15,282          19,740              (4,458)
Commission Fees                      -           3,196              (3,196)
                            --------------  --------------  --------------------
TOTAL                         $ 80,587        $ 78,176                2,411


During the year ended June 30, 2013, we recognized a gross profit of $589,155 compared to a gross profit of $498,444 during the year ended June 30, 2012.

Operational (Income) Expenses


During the year ended June 30, 2013, we recognized operational expenses of $1,068,490 compared to operational expenses of $1,104,153 for the year ended June 30, 2012. Operational expenses include, but are not limited to general and administrative expenses, includig salaries, professional fees of attorneys and auditors, rent expense incurred by the Company. The $35,663 decrease in operational expenses was a result of a $18,918 decrease in general and administrative expenses, a $100,294 decrease in amortization expense offset by an $81,742 increase in rent and rates and an increase of $1,876 in depreciation expense.


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


Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC. The determination the disclosure controls and procedures are note effective, was based upon the factors disclosed below that have lead management to determine that its internal control over financial reporting are not effective.


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

Specifically,   management's   evaluation   identified  the  following  material
weaknesses, which existed as of June 30, 2013:

        (1) Financial Reporting Systems: We did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

        (2) Segregation of Duties: We do not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are a small reporting business with limited personnel. Management and the Board of Directors believe that the Company would need to allocate additional human and financial resources to address these matters. Which at this time the Company does not have the financial capability to remediate. Management can give no assurances that it will ever be able to remediate such material weaknesses.


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


Ms. Look was appointed to the Board of Directors not only for her business management experience, but also due to her accounting background.


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


Ms. Yeung brings to the Board of Directors her business experience and her skills in business management.


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


Mr. Tong brings to the Board of Directors his business experience and his skills in business management.


COMMITTEES OF THE BOARD OF DIRECTORS


In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee. At this time, the Company's board of directors as a whole serves as its compensation committee and audit committee. The Company's Board of Directors has determined that none of the directors sitting on the audit committee qualify as a financial expert.


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE


Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2013, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners had not been filed in compliance with all applicable requirements. Further, the Company is aware that greater than 10% beneficial owners, Top Growth Holdings Group, Inc., Mr. Yeung Cheuk Hung, and Mr. Po Shu Michael Choy had also no complied with the Section 16(a) filing requirements.


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


Director Independence

Our board of directors undertook its annual review of the independence of the directors and considered whether any director had a material relationship with us or our management that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the board of directors affirmatively determined that Ms. Yeung and Mr. Tong are each "independent" as such term is used under the rules and regulations of the Securities and Exchange Commission. Ms. Ling, as Chief Executive Officer and Chief Financial Officer of the Company, is not considered to be "independent."


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

     * Filed herewith.
     ** Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on July 2, 2009.
     *** Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on September 10, 2010.
     ****Filed as an Exhibit to the Current Report on Form 8K filed with the SEC on October 18, 2011.

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

                                        JV GROUP, INC.




Date: March 31, 2014                    By: /s/ Yuen Ling Look
                                            -------------------------------
                                            Yuen Ling Look, President,
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)



    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014
                                          JV GROUP, INC.


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