Form 10-Q
period 2014-03-31
JV GROUP, INC.
filed 2014-05-22
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2014

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

As of May 20, 2014, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                            Page
                                                                           ----

         Consolidated Balance Sheets - March 31, 2013 and
                  June 30, 2012                                            F-1

         Consolidated Statements of Operations -
                  For Three and Nine Months Ended March 31, 2013
                           and 2012                                        F-2

         Consolidated Statements of Cash Flows -
                  For the Nine Months Ended March 31, 2013
                           and 2012                                        F-3

         Consolidated Statement of Stockholders' Deficit
                  For the Nin e Months Ended March 31, 2014 and 2013       F-4

         Notes to the Consolidated Financial Statements               F-5 - F-10

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

                         JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                For the Nine Months Ended March 31, 2014 and 2013
                                (Amounts in USD)
                                   (Unaudited)



                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                         JV GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (Amounts in USD)
                                   (Unaudited)

                                                                                 March 31,      June 30,
                                                                                    2014          2013
                                                                              -----------------------------
                          ASSETS

Current assets

      Cash and cash equivalents                                               $       34,611 $       4,774
      Prepaid expenses and other current assets                                       46,962        56,517
                                                                              -----------------------------
                Total current assets                                                  81,573        61,291

      Property and equipment, net of $536,754 and $439,455
           accumulated depreciation, respectively                                    225,140       317,756
                                                                              -----------------------------

      Intangible assets, net of $303,138 and $277,486
           accumulated amortization, respectively                                     17,102        42,721
                                                                              -----------------------------
      Total assets                                                            $      323,815 $     421,768
                                                                              =============================

                          LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                        $      121,601        99,561
      Accrued liabilities                                                             18,136         5,307
      Prepayments, clients                                                           156,663       106,617
      Notes payable                                                                  452,790       452,439
      Advances, related parties                                                    1,096,786       984,600
                                                                              -----------------------------
                Total current liabilities                                          1,845,976     1,648,524

      Total liabilities                                                            1,845,976     1,648,524
                                                                              -----------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares            -             -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                 988,797       988,797
        98,879,655 shares issued and outstanding at
         December 31, 2013 and June 30, 2013
      Other comprehensive income                                                       4,832         5,792
      Accumulated deficit                                                         (2,515,790)   (2,221,345)

                                                                              -----------------------------
                Total stockholders' deficit                                       (1,522,161)   (1,226,756)

                                                                              -----------------------------
Total liabilities and stockholders' deficit                                   $      323,815 $     421,768
                                                                              =============================


        See accompanying notes to consolidated financial statements.
                                      F-1



                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
                                     (Amounts in US Dollars)
                                           (Unaudited)

                                                       Three Months Ended                Nine Months Ended
                                                           March 31,                          March 31,
                                                     2014             2013              2014          2013

                                               ---------------------------------   ----------------------------

Revenue                                        $       137,208   $      164,077    $     447,091   $   515,740

Cost of revenue                                         21,888           20,596           61,984        60,829
                                               ---------------------------------   ----------------------------

Gross profit                                           115,320          143,481          385,107       454,911

Operating expenses

      General and administrative                        73,518           78,157          277,016       293,448
      Rent and rates                                    74,305          112,283          274,258       336,539
      Amortization                                       8,551            8,551           25,652        80,114
      Depreciation                                      34,653           34,310          103,553       117,906
                                               ---------------------------------   ----------------------------
      Total operating expenses                         191,027          233,301          680,479       828,007

                                               ---------------------------------   ----------------------------

Loss from operations                                   (75,707)         (89,820)        (295,372)     (373,096)

Other income (expense)

      Interest and other income                              -                -            1,935             -
      Other expense                                       (137)               -           (1,008)            -
                                               ---------------------------------   ----------------------------
      Total other income (expense)                        (137)               -              927             -

                                               ---------------------------------   ----------------------------
Net loss                                       $       (75,844)  $      (89,820)   $    (294,445)  $  (373,096)
                                               =================================   ============================

Other comprehensive income

      Foreign currency translation adjustment               36            2,410              960         1,734

                                               ---------------------------------   ----------------------------
Total comprehensive loss                       $       (75,808)  $      (87,410)   $    (293,485)  $  (371,362)
                                               =================================   ============================


      Loss per common share- basic:            $         (0.00)           (0.00)   $       (0.00)        (0.00)
                                               =================================   ============================

Weighted average common shares outstanding:

      Basic                                         98,879,655       98,879,655      98,879,655     98,879,655
                                               =================================   ============================



                  See accompanying notes to consolidated financial statements.

                                               F-2


                                 JV GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                        FOR THE NINE MONTHS ENDED MARCH 31, 2014 and 2013
                                        (Amounts in USD)
                                           (Unaudited)

                                                                                                 Accumulated
                                              Common Stock                    Accumulated       Comprehensive
                                                 Shares          Amount         Deficit        Profit / (Loss)         Total

                                            -----------------  -----------  -----------------  -----------------  ----------------

Balance, June 30, 2013                            98,879,655  $   988,797   $     (2,221,345) $           5,792  $     (1,226,756)

Foreign currency translation                               -            -                 -               (960)             (960)

Net loss                                                   -            -           (294,445)                 -          (294,445)
                                            -----------------  -----------  -----------------  -----------------  ----------------

Balance, September 30, 2013                       98,879,655  $   988,797   $     (2,515,790) $           4,832  $     (1,522,161)
                                            =================  ===========  =================  =================  ================



                  See accompanying notes to consolidated financial statements.

                                               F-3



                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED MARCH 31, 2014 amd 2013
                                        (Amounts in USD)
                                           (Unaudited)

                                                                                      2014             2013

                                                                                ---------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                        $      (294,445) $      (373,096)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                                      103,553          117,906
      Amortization                                                                       25,652           80,114
      Loss on Disposal of assets                                                            872              280


Changes in operating assets and liabilities:

      Prepaid expenses and other current assets                                           9,555              429
      Accounts payable and accrued liabilities                                           34,869           29,795
      Prepayments from clients                                                           50,046           33,747

                                                                                ---------------------------------
      Total cash flow used in operating activities                                      (69,898)        (110,825)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                                             (11,777)          (5,907)
                                                                                                               -
                                                                                ---------------------------------
      Total cash flow used in investing activities                                      (11,777)          (5,907)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                                              122,248          168,835
      Payments on advances from officers and directors                                  (10,062)         (35,359)
                                                                                ---------------------------------
      Total cash flow provided by financing activities                                  112,186          133,476

Effect of exchange rate changes                                                            (674)             635
                                                                                ---------------------------------

NET CHANGE IN CASH                                                                       29,837           17,379

CASH AT BEGINNING OF PERIOD                                                               4,774           10,407
                                                                                ---------------------------------

CASH AT END OF PERIOD                                                           $        34,611 $         27,786
                                                                                =================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                                    $             - $              -
                                                                                ---------------------------------
      Cash paid for income tax                                                  $             - $              -
                                                                                ---------------------------------


                  See accompanying notes to consolidated financial statements.

                                               F-4


                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Nine Months Ended march 31, 2014 and 2013
                                (Amounts in USD)
                                  (Unaudited)


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

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Nine Months Ended march 31, 2014 and 2013
                                (Amounts in USD)
                                  (Unaudited)

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

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Nine Months Ended march 31, 2014 and 2013
                                (Amounts in USD)
                                  (Unaudited)

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At March 31, 2014, accumulated amortization was translated to equal US$303,138 and amortization expense for the nine months ended March 31, 2014 was US$25,652 (US$8,551 for the three months ended March 31, 2014).

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $10,348 and $11,942 as advertising cost for the nine months ended March 31, 2014 and 2013, respectively ($3,577 and $3,830 for the three months ended March 31, 2013 and 2012, respectively).

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the three and nine months ended March 31, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Nine Months Ended march 31, 2014 and 2013
                                (Amounts in USD)
                                  (Unaudited)

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

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2014 and 2013, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

NOTE 3 - GOING CONCERN

The Company's financial statements for the nine months ended March 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $294,445 for the nine months ended March 31, 2014 and an accumulated deficit of $2,515,790 at March 31, 2014. At March 31, 2014, the Company had total current assets of $81,573 and total current liabilities of $1,845,976 for a working capital deficit of $1,764,403.

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

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Nine Months Ended march 31, 2014 and 2013
                                (Amounts in USD)
                                  (Unaudited)

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2014 and June 30, 2013, Property and Equipment consisted of:

                                      March 31,                June 30,
                                        2014                     2013
                                 --------------------    ---------------------

Furniture and Fixtures           $           598,782     $          593,536
Office Equipment                             138,410                138,284
Computer Equipment                            24,701                 25,391
                                 --------------------    ---------------------
                                             761,894                757,211

Accumulated Depreciation                    (536,754)              (439,455)
                                 --------------------    ---------------------
Total                            $          225,140      $          317,756
                                 ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the nine months ended March 31, 2014, computer equipment and office equipment increased by $11,777 due to the purchases of equipment, during the same period, Prestige disposed of computer and office equipment at a loss of $872. Other changes in value are a result of foreign currency exchange differences. During the nine months ended March 31, 2014 and 2013, depreciation expense was $103,553 and $117,906 ($34,653 and $34,310 for the three months ended March 31, 2014 and 2013 respectively.)

NOTE 5 - ADVANCES, RELATED PARTIES

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of six months and therefore became due on March 1, 2012. The promissory note does not accrue interest. At March 31, 2014, the promissory note is still outstanding and includes an additional $2,790 to account for exchange rate differences. The note is now considered in default status however the creditor has made no demands for repayment.

During the nine months ended March 31, 2014 and March 31, 2013, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, advanced funds of $90,171 and $127,065 respectively, to support the operations of Prestige. During the nine months ended March 31, 2014 and March 31, 2013, the company paid Mr. Hung $10,062 and $6,450 respectively, of the funds owed. The Company owes him $934,648 and $853,876 as of March 31, 2014 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the nine months ended March 31, 2014 and March 31, 2013, Ms. Look, an officer and director of the Company and manager of Mega, advanced additional funds of $27,567 and $41,770 respectively to both the Company and its subsidiary Mega. She is owed $162,138 and $130,724 as of March 31, 2013 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
               For the Nine Months Ended march 31, 2014 and 2013
                                (Amounts in USD)
                                  (Unaudited)


NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company as a corresponding liability. At March 31, 2014 and June 30, 2013, the Company had $156,663 and $106,617, respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $ 274,258 and $336,539 for the lease of our center for the nine months ended March 31, 2014 and 2013, respectively. The Company's minimum annual rent rate for the following two years are:

                                    Fiscal Year Ended
                                        June 30,                 Annual Rent
                                        --------                 -----------
                                         2014                         $158,286
                                         2015                         $247,083

NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At March 31, 2014 and June 30, 2013, the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the nine months ended March 31, 2014 and March 31, 2013, the Company did not issue any shares of its common stock.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the nine months ended March 31, 2014 through May 19, 2014 and found no reportable subsequent events.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

During the three months ended March 31, 2014 and 2013, we recognized revenues of $137,208 and $164,077 from our service office operations. The decrease of $26,869 is a result of the fluctuation in clients. During the three months ended March 31, 2014 and 2013, we incurred cost of revenues of $21,888 and $20,596, respectively. During the three months ended March 31, 2014 and 2013, we recognized resulting gross profits of $115,320 and $143,481, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the three months ended March 31, 2014, we incurred operational expenses of $191,027. During the three months ended March 31, 2013, we incurred incurred $233,301 in operational expenses. The decrease of $42,274 was a result of a increase of $343 in depreciation expense, a decrease of $4,639 in general general and administrative expenses and a $37,978 decrease in rents and rates over the prior period.


During the three months ended March 31, 2014, we incurred a net loss of $75,844. During the three months ended March 31, 2013, we incurred a net loss of $89,820. The decrease of $13,976 was a result of the decrease of $26,869 in revenues combined with a $42,274 decrease in operational expenses, as discussed above.


For the Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

During the nine months ended March 31, 2014 and 2013, we recognized revenues of $447,091 and $515,740 from our service office operations. The decrease of $68,649 is a result of the fluctuation in clients. During the nine months ended March 31, 2014 and 2013, we incurred cost of revenues of $61,984 and $60,829, respectively. During the nine months ended March 31, 2014 and 2013, we recognized resulting gross profits of $385,107 and $454,911, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the nine months ended March 31, 2014, we incurred operational expenses of $680,479. During the nine months ended March 31, 2013, we incurred $828,007 in operational expenses. The decrease of $147,528 was a result of a decrease of $68,815 in depreciation and amortization expense, a decrease of $16,432 in general and administrative expenses and a $62,281 decrease in rents and rates over the prior period.

During the nine months ended March 31, 2014, we incurred a net loss of $295,445. During the nine months ended March 31, 2013, we incurred a net loss of $373,096. The decrease of $77,651 was a result of the decrease of $68,649 in revenues combined with a $147,528 decrease in operational expenses, as discussed above.

LIQUIDITY

At March 31, 2014, we had total current assets of $81,573 consisting of $34,611 in cash and cash equivalents and $46,962 in prepaid expenses and other assets. At March 31, 2014, we had total liabilities of $1,845,976, all current. Total liabilities included $121,601 in accounts payable, $18,136 in accrued liabilities, $156,663 in client prepayments, $452,790 in note payables and $1,096,786 in advances from related parties.

During the nine months ended March 31, 2014, we used funds of $69,898 in our operational activities. During the nine months ended March 31, 2014, we recognized a net loss of $294,445, which was adjusted for depreciation of
$103,553, amortization expense of $25,652 and loss on fixed assets written off $872. During the nine months ended March 31, 2013, we used funds of $110,825 in our operational activities. During the nine months ended March 31, 2013, we incurred a net loss of $373,096 which was adjusted for depreciation of $117,906 and amortization expense of $80,114 and a loss of $280 on disposal of fixed assets.

During the nine months ended March 31, 2014, we used $11,777 to acquire computer and office equipment. During the nine months ended March 31, 2013, we used $5,907 to acquire computer equipment.

During the nine months ended March 31, 2014, we received $112,186 from our financing activities. During the nine months ended March 31, 2013, we received $133,476 from our financing activities.

During the years ended June 30, 2013 and 2012, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $181,105 and $363,524, respectively, to support the operations of Prestige. During the year ended June 30, 2013, the Company paid Mr. Hung, $36,298 on the funds owed. During the nine months ended March 31, 2014, Mr. Hung advanced funds of $90,171 to the Company and the Company paid him $10,062. The Company owes him $934,648 and $853,876 as of March 31, 2014 and June 30, 2013,
respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. During the nine months ended March 31, 2014, Ms. Look advanced additional funds of $27,756. Ms. Look is owed $162,138 and $130,724 as of March 31, 2014 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.


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

As required by SEC Rule 15d-15(b), our Chief Executive Office/Chief Accounting Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Accounting Officer, to allow timely decisions regarding required disclosure as a result of the potential deficiency in our internal control over financial reporting.

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

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2013 through March 31, 2014.

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

     Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     Exhibit 101.INS    XBRL Instance Document (1)

     Exhibit 101.SCH    XBRL Taxonomy Extension Schema Document (1)

     Exhibit 101.CAL    XBRL Taxonomy Extension Calculation Linkbase Document(1)

     Exhibit 101.DEF    XBRL Taxonomy Extension Definition Linkbase Document(1)

     Exhibit 101.LAB    XBRL Taxonomy Extension Label Linkbase Document(1)

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





                                         JV GROUP, INC.
                                         (Registrant)



Dated: May 20, 2014                      By: /s/ Look  Yuen Ling
                                             -------------------
                                             Look Yuen Ling
                                             President, Chief Executive Officer
                                             and Chief Financial Officer