Form 10-Q/A
period 2014-03-31
JV GROUP, INC.
filed 2014-07-23
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------


                                   FORM 10Q/A
                                 AMENDMENT NO. 1
                                -----------------

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
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                           27-0514566
------------------------                            ------------------------
(State of Incorporation)                            (IRS Employer ID Number)

                       7609 RALSTON ROAD, ARVADA, CO 80002
            --------------------------------------------------------
                    (Address of principal executive offices)

                                  303-422-8127
            --------------------------------------------------------
                         (Registrant's Telephone number)

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



                                EXPLANATORY NOTE

JV Group, Inc. (the "Company") is filing this amendment to its quarterly report on Form 10-Q for the period ended March 31, 2014 filed with the Securities and Exchange Commission on May_22, 2014, for the purpose of revising the disclosures in Part I - Financial Information, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and in Part II - Other Information, Item 3. Defaults Upon Senior Securities and Item 6. Exhibits.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
Item 1.  Financial Statements (Unaudited)                                  1

         Consolidated Balance Sheets - March 31, 2014 and
                  June 30, 2013                                            F-1

         Consolidated Statements of Operations -
                  For Three and Nine Months Ended March 31, 2014
                           and 2013                                        F-2

         Consolidated Statements of Cash Flows -
                  For the Nine Months Ended March 31, 2014
                           and 2013                                        F-3

         Notes to the Consolidated Financial Statements                F-4 - F-9

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                         6

Item 4.  Controls and Procedures                                           6

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -NOT APPLICABLE                                 7

Item 1A. Risk Factors - NOT APPLICABLE                                     7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       7
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities                                   7

Item 4.  Mine Safety Disclosures - NOT APPLICABLE                          7

Item 5.  Other Information - NOT APPLICABLE                                7

Item 6.  Exhibits                                                          8

SIGNATURES                                                                 9

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                      JV GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                              (Amounts in USD)
                                                (Unaudited)

                                                                                 MARCH 31,      JUNE 30,
                                                                                   2014           2013
                                                                              -----------------------------
                                                   ASSETS

Current assets

      Cash and cash equivalents                                               $      34,611   $      4,774
      Prepaid expenses and other current assets                                      46,962         56,517

                                                                              -----------------------------
               Total current assets                                                  81,573         61,291

      Property and equipment, net of $536,754 and $439,455
           accumulated depreciation, respectively                                   225,140        317,756
                                                                              -----------------------------

      Intangible assets, net of $303,138 and $277,486
           accumulated amortization, respectively                                    17,102         42,721

                                                                              -----------------------------
      Total assets                                                            $     323,815   $    421,768
                                                                              =============================

                                    LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                        $     121,601         99,561
      Accrued liabilities                                                            18,136          5,307
      Prepayments, clients                                                          156,663        106,617
      Notes payable                                                                 452,790        452,439
      Advances, related parties                                                   1,096,786        984,600
                                                                              -----------------------------
               Total current liabilities                                          1,845,976      1,648,524

      Total liabilities                                                           1,845,976      1,648,524
                                                                              -----------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized,
        no shares issued and outstanding.                                                 -              -
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                988,797        988,797
        98,879,655 shares issued and outstanding at
         December 31, 2013 and June 30, 2013
      Other comprehensive income                                                      4,832          5,792
      Accumulated deficit                                                        (2,515,790)    (2,221,345)
                                                                              -----------------------------
               Total stockholders' deficit                                       (1,522,161)    (1,226,756)
                                                                              -----------------------------
Total liabilities and stockholders' deficit                                   $     323,815   $    421,768
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
                                                  (Unaudited)

                                                       THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           MARCH 31,                         MARCH 31,
                                                     2014             2013              2014          2013
                                               ---------------------------------   ----------------------------
Revenue                                        $       137,208    $     164,077    $     447,091   $   515,740

Cost of revenue                                         21,888           20,596           61,984        60,829
                                               ---------------------------------   ----------------------------

Gross profit                                           115,320          143,481          385,107       454,911

Operating expenses

      General and administrative                        73,518           78,157          277,016       293,448
      Rent and rates                                    74,305          112,283          274,258       336,539
      Amortization                                       8,551            8,551           25,652        80,114
      Depreciation                                      34,653           34,310          103,553       117,906
                                               ---------------------------------   ----------------------------
      Total operating expenses                         191,027          233,301          680,479       828,007
                                               ---------------------------------   ----------------------------

Loss from operations                                   (75,707)         (89,820)        (295,372)     (373,096)

Other income (expense)

      Interest and other income                              -                -            1,935             -
      Other expense                                       (137)               -           (1,008)            -
                                               ---------------------------------   ----------------------------
      Total other income (expense)                        (137)               -              927             -
                                               ---------------------------------   ----------------------------
Net loss                                       $       (75,844)   $     (89,820)   $    (294,445)  $  (373,096)
                                               =================================   ============================

Other comprehensive income

      Foreign currency translation adjustment               36            2,410              960         1,734
                                               ---------------------------------   ----------------------------
Total comprehensive loss                       $       (75,808)   $     (87,410)   $    (293,485)  $  (371,362)
                                               =================================   ============================


      Loss per common share- basic:            $         (0.00)   $       (0.00)   $       (0.00)  $     (0.00)
                                               =================================   ============================

Weighted average common shares outstanding:

      Basic                                         98,879,655       98,879,655       98,879,655    98,879,655
                                               =================================   ============================















          See accompanying notes to consolidated financial statements.

                                JV GROUP, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013
                                        (AMOUNTS IN USD)
                                          (Unaudited)

                                                                      2014             2013
                                                               --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                       $      (294,445)    $  (373,096)

Adjustments to reconcile net loss to net cash used in operating activities:

      Depreciation                                                     103,553         117,906
      Amortization                                                      25,652          80,114
      Loss on Disposal of assets                                           872             280


Changes in operating assets and liabilities:

      Prepaid expenses and other current assets                          9,555             429
      Accounts payable and accrued liabilities                          34,869          29,795
      Prepayments from clients                                          50,046          33,747
                                                               --------------------------------
      Total cash flow used in operating activities                     (69,898)       (110,825)

CASH FLOW FROM INVESTING ACTIVITIES

      Acquisition of assets                                            (11,777)         (5,907)
                                                               --------------------------------
      Total cash flow used in investing activities                     (11,777)         (5,907)

CASH FLOW FROM FINANCING ACTIVITIES

      Advances from officers and directors                             122,248         168,835
      Payments on advances from officers and directors                 (10,062)        (35,359)
                                                               --------------------------------
      Total cash flow provided by financing activities                 112,186         133,476

Effect of exchange rate changes                                           (674)            635
                                                               --------------------------------

NET CHANGE IN CASH                                                      29,837          17,379

CASH AT BEGINNING OF PERIOD                                              4,774          10,407
                                                               --------------------------------

CASH AT END OF PERIOD                                          $        34,611     $    27,786
                                                               ================================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

      Cash paid for interest                                   $             -     $         -
                                                               --------------------------------
      Cash paid for income tax                                 $             -     $         -
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

NOTE 4 - PROPERTY AND EQUIPMENT
-------------------------------

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $ 274,258 and $336,539 for the lease of our center for the nine months ended March 31, 2014 and 2013, respectively. The Company's minimum annual rent rate for the following two years are:

                   FISCAL YEAR ENDED
                        JUNE 30,                 ANNUAL RENT
                   -----------------             -----------
                         2014                     $158,286
                         2015                     $247,083

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

OPERATIONS

JV Group is a service office provider in Hong Kong through its wholly-owned subsidiary, Prestige Prime Office Ltd. Prestige leases and operates 2 business centers in which it subleases individual offices to short-term and medium-term tenants. Our 1st centre located at Rooms 1211 & 1212, 12/F, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Hong Kong. Our 2nd centre located at Rooms 1006 & 1007, 10/F, Tower 2, Silvercord, 30 Canton Road, Tsimshatsui, Hong Kong. We sublease to tenants of different lease periods due to their specific needs. Some are three months terms, some are one year terms, and we also have tenants for one month terms only.

CENTRE OCCUPANCY SUMMARIES
--------------------------
(For the period ended March 31, 2014)

TOTAL TENANTS FOR OFFICE CENTRES OF PRESTIGE

-------------------------  ------------------------  --------------------------
      Period Ended               Centre 10/F                 Centre 12/F
-------------------------  ------------------------  --------------------------
     March 31, 2014                  13                           8
-------------------------  ------------------------  --------------------------

TOTAL AMOUNT OF LEASED SPACE AND THE TOTAL AMOUNT OF SPACE AVAILABLE OF PRESTIGE CENTRES

------------------ ---------------- ---------------- ---------------
  Period Ended       Centre 10/F    Occupancy Rate    Centre 10/F
                       Leased                          Available
------------------ ---------------- ---------------- ---------------
 March 31, 2014     2165 sq. ft.          54%         3975 sq. ft.
------------------ ---------------- ---------------- ---------------

------------------ ---------------- ---------------- ---------------
  Period Ended       Centre 12/F    Occupancy Rate    Centre 12/F
                       Leased                          Available
------------------ ---------------- ---------------- ---------------
 March 31, 2014     2534 sq. ft.          68%         3716 sq. ft.
------------------ ---------------- ---------------- ---------------

AVERAGE RENTAL RATE PER SQUARE FOOT OF PRESTIGE CENTRES

------------------------- --- ------------------------ --- ---------------------
      Period Ended                  Centre 10/F                    Centre 12/F
------------------------- --- ------------------------ --- ---------------------
     March 31, 2014               HK $70.58/sq.ft                HK $67.17/sq.ft
------------------------- --- ------------------------ --- ---------------------

LEASES EXPIRING IN THE UPCOMING 12 MONTHS OF PRESTIGE CENTRES

------------------------- --- ------------------------ --- ---------------------
      Period Ended                  Centre 10/F                    Centre 12/F
------------------------- --- ------------------------ --- ---------------------
     March 31, 2014                     13                              8
------------------------- --- ------------------------ --- ---------------------

AVERAGE RENTAL RATES ON EXPIRING LEASES OF PRESTIGE CENTRES (as of and of quarter of expiration)

------------------------- --- ------------------------ --- ---------------------
      Period Ended                  Centre 10/F                    Centre 12/F
------------------------- --- ------------------------ --- ---------------------
     March 31, 2014               HK $70.58/sq.ft                HK $67.17/sq.ft
------------------------- --- ------------------------ --- ---------------------

In the first quarter of 2014, there were no tenants that terminated their leases.

Prestige leases the Centre at 12/f directly from the building landlord and assumed the lease on the Centre at 10/F. The Landlord, Everway Far East Limited, required execution of a new lease by Prestige. Huge Earn had been attempting to sublease space to tenants and managed its lease space when it reached an agreement with Prestige to take over 10/F Centre. Prestige is paying the lease payments on 10/F directly to the Landlord under the lease with Everway.

MATERIAL LEASE TERMS

---------  -------------------------------------- ------------------------------
                     CENTRE 10/F                             CENTRE 12/F
---------  -------------------------------------- ------------------------------
Landlord   Everway Far East Limited               Million Topwin Investment LTD.
---------  -------------------------------------- ------------------------------
Rent       (HK$) 132,570 per month                (HK$) 138,600 per month
---------  -------------------------------------- ------------------------------
Term       October 1, 2011 - September 30, 2014   June 1, 2012 - May 31, 2015
---------  -------------------------------------- ------------------------------

The office space provided is fully furnished, equipped and staffed, located at premier addresses in the central business district with convenient access to airports or public transportation. Services include advanced communication system, network access, updated IT, and world-class administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013

During the three months ended March 31, 2014 and 2013, we recognized revenues of $137,208 and $164,077 from our service office operations. The decrease of $26,869 is a result of the fluctuation in clients. During the three months ended March 31, 2014 and 2013, we incurred cost of revenues of $21,888 and $20,596, respectively. During the three months ended March 31, 2014 and 2013, we recognized gross profits of $115,320 and $143,481, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the three months ended March 31, 2014, we incurred operational expenses of $191,027. During the three months ended March 31, 2013, we incurred $233,301 in operational expenses. The decrease of $42,274 was a result of an increase of $343 in depreciation expense, a decrease of $4,639 in general and administrative expenses and a $37,978 decrease in rents and rates over the prior period.

During the three months ended March 31, 2014, we incurred a net loss of $75,844. During the three months ended March 31, 2013, we incurred a net loss of $89,820. The decrease of $13,976 was a result of the decrease of $26,869 in revenues combined with a $42,274 decrease in operational expenses, as discussed above.

FOR THE NINE MONTHS ENDED MARCH 31, 2014 COMPARED TO THE NINE MONTHS ENDED MARCH 31, 2013

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

During the years ended June 30, 2013 and 2012, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $50,916 and $65,727, respectively to Mega to support operations. During the nine months ended March 31, 2014, Ms. Look advanced additional funds of $27,567. Ms. Look is owed $162,138 and $130,724 as of March 31, 2014 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

None.

ITEM 1A. RISK FACTORS
---------------------

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------

The Company did not make any unregistered sales of its securities from January 1, 2013 through March 31, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

DEFAULT ON OUTSTANDING NOTE TO HUGE EARN

Our subsidiary company in Hong Kong, Prestige Prime Office, Limited (Prestige), is in default on its note to Huge Earn in the amount of $452,790 principal and interest, at March 31, 2014. Huge Earn has not notified us of default, nor taken any action, as to the default.

RISK FACTOR AS TO THE DEFAULT ON THE HUGE EARN NOTE.

Due to the default of our subsidiary, Prestige, on its note to Huge Earn, there is a substantial risk that Huge Earn, as the creditor, could file a lawsuit in Hong Kong against Prestige. If successful in achieving judgment, Huge Earn could garnish the accounts of Prestige, taking its cash assets, leaving it unable to pay its operating expenses. Further, it could levy on the tenants future lease payments to Prestige. In the alternative, or in addition to its judgment remedies, Huge Earn could take over the leases of the Centres and therefore the tenants, and revenues.

In any of these events, it is highly likely that Prestige would cease to operate, and if its subsidiary, Prestige, has the only operations of our Company, then our Company would have no operations and no revenues. The ultimate result would probably be that our Company would be out of business entirely and unable to continue any business functions with debt of itself and its subsidiaries on the books.

ITEM 4. MINE SAFETY DISCLOSURES
-------------------------------

Not Applicable.

ITEM 5. OTHER INFORMATION
-------------------------

None.

ITEM 6. EXHIBITS
----------------

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

 Exhibit 3(i).1       Articles of Incorporation of ASPI, Inc.

 Exhibit 3(i).2       Articles of Incorporation of A08 Holdings, Inc.

 Exhibit 3(i).3 Certificate of Amendment to the Certificate of Incorporation of ASPI, Inc.

 Exhibit 3(ii).1      Bylaws of ASPI, Inc.

 Exhibit 3(ii).2      Bylaws of A08 Holdings, Inc.

 Exhibit 10.1         Tenancy Agreement - 10/F

 Exhibit 10.2         Tenancy Agreement - 12/F

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





                                 JV GROUP, INC.
                    ---------------------------------------
                                  (REGISTRANT)



Dated: July 22, 2014                     By: /s/ Look Yuen Ling
                                         --------------------------------------
                                         Look Yuen Ling
                                         President, Chief Executive Officer and
                                         Chief Financial Officer