Form 10-K
period 2014-06-30
JV GROUP, INC.
filed 2014-10-07
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [X]   No [_]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer     [___]            Accelerated filer             [___]
Non-accelerated filer       [___]            Smaller reporting company     [_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on September 26, 2014 was approximately $8,730 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date.

As of September 26, 2014, there were 98,879,655 shares outstanding of which 582,013 shares were held by non-affiliates.


                                        TABLE OF CONTENTS

   ITEM                                               DESCRIPTION                                          PAGE


Part I

Item 1.        Business                                                                                      4

Item 1A.       Risk Factors                                                                                  8

Item 1B.       Unresolved Staff Comments                                                                     12

Item 2.        Description of Properties                                                                     12

Item 3.        Legal Proceedings                                                                             12

Item 4.        Mine Safety Disclosures                                                                       12

Part II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer                13
               Purchases of Equity Securities

Item 6.        Selected Financial Data                                                                       14

Item 7.        Management's Discussion and Analysis of Financial Condition                                   14
               and Results of Operations

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk                                    18

Item 8.        Financial Statements and Supplementary Data                                                   18

Item 9.        Changes in and Disagreements with Accountants on Accounting and                               18
               Financial Disclosure

Item 9A.       Controls and Procedures                                                                       18

Item 9B.       Other Information                                                                             20

Part III

Item 10.       Directors, Executive Officers and Corporate Governance                                        20

Item 11        Executive Compensation                                                                        22

Item 12.       Security Ownership of Certain Beneficial Owners and Management and                            23

Item 13.       Certain Relationships and Related Transactions and Director Independence                      24

Item 14.       Principal Accountant Fees and Services                                                        25

Item 15.       Exhibits and Financial Statement Schedules                                                    25

               Signatures                                                                                    40

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, some of the information presented in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although JV Group, Inc. ("JV Group" or the "Company," which may also be referred to as "we," "us," or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated. Cautionary statements regarding the risks, uncertainties and other factors associated with these forward-looking statements are discussed under "Risk Factors" in this Form 10-K. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the SEC.

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

In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega"). There is only one share of Mega issued and outstanding. Mega is a wholly owned Subsidiary of the Company. Mega operates as a management division of the Company. Mega's operational activities are both minimal and solely administrative in nature. Mega does not expect to recognize revenues from its minimal administrative activities.

Leasehold Acquisition

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase a leasehold, as described below, in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note was due on March 1, 2012. The promissory note does not accrue interest. Despite Prestige's default on the promissory note Huge Earn has not entered into any extension of the promissory note or indicated a willingness to repossess the leases.

On October 1, 2011, the existing leases with the tenants were transferred to Prestige, as specified in the Agreement.

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

The Centers

The first center (12F) is composed of Units 1211-11212, 12/F, Tower 2 at Silvercord, No. 30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is on one floor and occupies approximately 5,000 square feet. With the experience of operating the first center, Prestige acquired a second center (10F) in the same building from Huge Earn on September 8, 2011. The second center is of approximately 5,000 square feet and consist of Units 1006-1007, 10/F, Silvercord No. 30 Canton Road, Tsimshatsui, Hong
Kong.

The table below provides the specifics of each center at the years ended June 30, 2014 and 2013.


                                               June 30, 2014                          June 30, 2013
                                    ------------------ ------------------ ------------------- ------------------
                                          10(F)              12(F)              10(F)               12(F)
                                    ------------------ ------------------ ------------------- ------------------

Total available space                   3,975 sq ft          3,716 sq ft        3,975 sq ft         3,716 sq ft
Total leased space                      2,608 sq ft          2,771 sq ft        2,525 sq ft         2,824 sq ft
Number of Tenants                           14                  9                  14                 10
Average rental rate
 per square foot                           $81                HK$71              HK$80               HK$66
Leases expiring in 1 year*                  14                  9                  14                 10

* All other tenants have leases with one year terms.

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

EMPLOYEES

As of June 30, 2014, we had 8 employees, employed solely by our wholly-owned subsidiary, Prestige. The Company's officers do not have employment agreements at this time. We feel that the relations with our employees are in good standing.

ITEM 1A. RISK FACTORS

You should be aware that there are various risks associated with our business, and us, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

WE HAVE LIMITED WORKING CAPITAL AND LIMITED CASH FUNDS.

At June 30, 2014, we have total current assets of $62,849, of which $14,363 is cash on hand. At June 30, 2014, we have total current liabilities of $1,835,187. We have a working capital deficit of $1,772,338 at June 30, 2014. During the year ended June 30, 2014, we recognized revenues of $612,441 but recognized a net loss of $346,620.

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

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK

We do not anticipate paying any cash dividends on our common stock in the foreseeable future, due to our illiquidity and inability to support our operations without funding from our officers, directors and shareholders. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors. We cannot provide any assurances or guarantees that any agreement for financing will not provide for restrictions on any future dividend payments, though our existing promissory notes do not have any such provisions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our United States mailing address is 7609 Ralston Road, Arvada, Colorado 80002. We do not hold this property nor do we have operations at this address. The Company does not hold any real property.

Our wholly-owned subsidiary, Prestige, operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. Prestige offices are situated in the centers discussed and described in Item 1, Business
- Business Development and Future Prospects. The centers are located on two floors and occupy approximately 10,000 square feet. We pay an annual rental rate of $367,324.

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

Our common stock's trading symbol is "ASZP."


                                              High              Low
         Year Ended June 30, 2014:
                  September 30, 2013          $0.03             $0.01
                  December 31, 2013            0.02              0.01
                  March 31, 2014               0.03              0.01
                  June 30, 2014                0.02              0.02

         Year Ended June 30, 2013:
                  September 30, 2011          $0.06             $0.0032
                  December 31, 2011            0.02              0.01
                  March 31, 2012               0.06              0.0032
                  June 30, 2012                0.02              0.01

Holders. As of June 30, 2014, there were approximately 130 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., P.O. Box 191767, Atlanta, GA 31119. Mountain Share Transfer's telephone number is 303-460-1149.

Dividends. We have not paid or declared cash distributions or dividends on our common stock and do not intend to pay cash dividends in the foreseeable future due to our illiquidity and inability to support operations to support our operations without funding from our officers, directors and shareholders. Future cash dividends will be determined by our board of directors based upon our earnings, financial condition, capital requirements and other relevant factors. We cannot provide any assurances or guarantees that any agreement for financing will not provide for restrictions on any future dividend payments, though our existing promissory notes do not have any such provisions.

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from July 1, 2010 through June 30, 2014.



Date of Issuance    Title of Securities   Number of Shares     Consideration      Holder
----------------    -------------------   ----------------     -------------      ------

     10/1/11            Common Stock         25,000,000        Acquisition of   Choy, Po Shu
                                                                  Leases          Michael

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

The independent registered public accounting firm's report on the Company's consolidated financial statements as of June 30, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

At June 30, 2014, we have total current assets of $62,849, of which $14,363 is cash on hand. At June 30, 2014, we have total current liabilities of $1,835,187. We have a working capital deficit of $1,772,338 at June 30, 2014. The Company will need substantial additional capital to support its continuing operations. The Company has had minimal revenues. The Company has no committed source for any funds as of the date hereof. In the event funds cannot be raised when needed, the Company may not be able to continue to carry out its business plan, may never be able to grow its revenues and operations, and could fail in business as a result of these uncertainties.

The Company may borrow money to finance its future operations, although it does not currently contemplate doing so. Any such borrowing will increase the risk of loss to the investor in the event the Company is unsuccessful in repaying such loans.

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2014, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Year Ended June 30, 2014 Compared to the Year Ended June 30, 2013

During the years ended June 30, 2014 and 2013, we recognized revenues of $612,441 and $669,742 from our service office operations. The decrease of $57,301 is a result of the fluctuation in clients. During the year ended June 30, 2014 and 2013, we incurred cost of revenues of $82,618 and $80,587, respectively. During the years ended June 30, 2014 and 2013, we recognized resulting gross profits of $529,823 and $589,155, respectively. The resulting decrease in gross profits is a result of the decrease in revenues and an increase in cost of revenues.

During the year ended June 30, 2014, we incurred operational expenses of $877,277. During the year ended June 30, 2013, we incurred $1,068,490 in operational expenses. The decrease of $191,293 was a result of a decrease of $68,320 in depreciation and amortization expense, a decrease of $22,726 in general and administrative expenses and a $100,167 decrease in rents and rates over the prior period.

During the year ended June 30, 2014, we incurred a net loss of $346,620. During the year ended June 30, 2013, we incurred a net loss of $479,335. The decrease of $132,715 was a result of the decrease of $57,301 in revenues combined with a $191,293 decrease in operational expenses, as discussed above.

LIQUIDITY

At June 30, 2014, we had total current assets of $62,849 consisting of $14,363 in cash and cash equivalents and $48,486 in prepaid expenses and other assets. At June 30, 2014, we had total liabilities of $1,835,187, all current. Total liabilities included $125,102 in accounts payable, $25,039 in accrued liabilities, $146,047 in client prepayments, $452,790 in note payables and $1,086,209 in advances from related parties.

During the year ended June 30, 2014, we used funds of $80,642 in our operational activities. During the year ended June 30, 2014, we recognized a net loss of $346,620, which was adjusted for depreciation of $138,170, amortization expense of $34,203 and loss on fixed assets written off $871. During the year ended June 30, 2014, we used funds of $80,642 in our operational activities. During the year ended June 30, 2013, we incurred a net loss of $479,335 which was adjusted for depreciation of $152,404 and amortization expense of $88,596.

During the year ended June 30, 2014, we used $11,562 to acquire computer and office equipment. During the year ended June 30, 2013, we used $6,352 to acquire computer equipment.

During the year ended June 30, 2014, we received $101,831 from our financing activities. During the year ended June 30, 2013, we received $195,722 from our financing activities.

During the years ended June 30, 2014 and 2013, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $91,154 and $181,105, respectively, to support the operations of Prestige. During the year ended June 30, 2014, the Company paid Mr. Hung, $27,154 on the funds owed. The Company owes him $917,555 and $853,876 as of June 30, 2014 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2014 and 2013, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $37,831 and $50,916, respectively to the Company and Mega to support operations. Ms. Look is owed $168,654 and $124,853 as of June 30, 2014 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

CRITICAL ACCOUNTING POLICIES

Foreign Currency Translation

The financial statements of JV Group's wholly-owned subsidiaries, Prestige and Mega are measured using the local currency (the Hong Kong Dollar (HK$)) as the functional currency. Assets and liabilities of Prestige and Mega are translated at exchange rates as of the balance sheet date. Revenues and expenses are translated at average rates of exchange in effect during the period. The resulting cumulative translation adjustments have been recorded as a component of comprehensive income (loss), included as a separate item in stockholders' equity.

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

Our financial statements and supplementary data are included herein commencing on page 27.

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

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be disclosed in the our periodic filings with the SEC. The determination the disclosure controls and procedures are not effective, was based upon the factors disclosed below that have lead management to determine that its internal control over financial reporting are not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on this assessment, management believes that as of June 30, 2014, our internal control over financial reporting is not effective based on those criteria.

Specifically,   management's   evaluation   identified  the  following  material
weaknesses, which existed as of June 30, 2014:

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2014, our directors and officers were:

           NAME                AGE                 POSITION

    Yuen Ling Look              47      President, Chief Executive Officer,
                                        Chief Financial Officer and Director
    Siu Fong Kelly Yeung        45      Director
    Siu Lun Tong                52      Director


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

Ms. Yeung brings to the Board of Directors both her business experience, but also her experience and skills in business management.

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

Mr. Tong brings to the Board of Directors both her business experience, but also her experience and skills in business management.


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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2014, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners had not been filed in compliance with all applicable requirements. Further the Company is aware that greater than 10% beneficial owners Top Growth Holdings Group, Inc., Mr. Yeung Cheuk Hung and Mr. Po Shu Michael Choy had also not complied with the Section 16(a) filing requirements.

CODE OF ETHICS

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2014, 2013 and 2012 (the "Named Executive Officers"):


                                   SUMMARY COMPENSATION TABLE

                                                                Non-equity    Non-qualified
                                                                incentive        deferred
                                          Stock     Option         plan        compensation     All other
   Name &               Salary    Bonus    awards    awards    compensation      earnings     compensation    Total
  Position      Year      ($)      ($)      ($)       ($)          ($)             ($)             ($)         ($)
-------------- ------- ---------- ------- --------- --------- --------------- --------------- -------------- ---------

Yuen  Ling      2014     $-0-      $-0-    $ -0-     $ -0-        $ -0-            $-0-           $-0-         $-0-
Look            2013     $-0-      $-0-    $ -0-     $ -0-        $ -0-            $-0-           $-0-         $-0-
                2012     $-0-      $-0-    $ -0-     $ -0-        $ -0-            $-0-           $-0-         $-0-


Ms. Look does not have a compensation agreement with the Company at this time.

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal year ended June 30, 2014.


                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the year ended June 30, 2014:


                      Fees                                                Nonqualified
                      earned or                            Non-equity       deferred
                      paid in     Stock      Option        incentive      compensation      All other
        Name             cash     awards     awards ($)       plan          earnings       compensation      Total
                         ($)         ($)                  compensation         ($)             ($)            ($)
                                                              ($)
--------------------- ----------- ---------- ----------- --------------- ---------------- --------------- ------------

Yuen Ling Look          $ -0-       $ -0-      $ -0-         $ -0-            $ -0-           $ -0-          $ -0-

Siu Fong Kelly          $ -0-       $ -0-      $ -0-         $ -0-            $ -0-           $ -0-          $ -0-

Siu Lun Tong            $ -0-       $ -0-      $ -0-         $ -0-            $ -0-           $ -0-          $ -0-




ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The  following  tables  set  forth  certain  information   regarding  beneficial
ownership of our common stock, as of June 30, 2014, by:

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


                                                   NUMBER OF        PERCENT OF
    NAME AND ADDRESS OF BENEFICIAL OWNER (1)        SHARES        OUTSTANDING(4)
    ----------------------------------------        ------        --------------

    Yuen Ling Look (2)
    President and Director                        13,108,000          13.25%

    Top Growth  Holdings Group, Inc. (2)          13,108,000          13.25%

    Siu Fong Kelly Yeung                               0                0%

    Siu Lun Tong                                       0                0%

    Yeung Cheuk Hung (3)                          60,000,000          60.67%

    Po Shu Michael Choy                           25,000,000          25.28

    All  executive  officers and directors as
    a group, 3 people.                            13,108,000          13.25%


(1) The above officers and directors' address is c/o JV Group, Inc. 7609 Ralston Road, Arvada, Colorado 80002.
(2) Ms. Look is the beneficial owner of Top Growth Holdings Group, Inc., which holds 13,108,000 shares of the Company's common stock.
(3)  Mr. Hung is a manager of Prestige, the Company's wholly-owned subsidiary.
(4) Based on 98,879,655 shares of the Company's common stock issued and outstanding at June 30, 2014.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

During the years ended June 30, 2014 and 2013, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $91,154 and $181,105, respectively, to support the operations of Prestige. During the year ended June 30, 2014 and 2013, the Company paid Mr. Hung, $27,154 and $36,298 on the funds owed. The Company owes him $917,555 and $853,876 as of June 30, 2014 and 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2014 and 2013, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $37,831 and $50,916, respectively to Mega and the Company to support operations. Ms. Look is owed $168,654 and $124,853 as of June 30, 2014 and 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. De Joya Griffith, LLC ("De Joya") is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining De Joya's independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended June 30, 2014.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2014 and 2013.


                                                  Year Ended June 30,
                                         2014                              2013
                             -----------------------------      ----------------------------

Audit Fees                             $27,250                            $27,950

Audit-related Fees                        $0                                $0

Tax Fees                                  $0                                $0

All Other Fees                            $0                                $0
                             -----------------------------      ----------------------------
Total Fees                             $27,250                            $27,950


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

   EXHIBIT
   NUMBER           DESCRIPTION AND METHOD OF FILING

21.1                Subsidiaries of the Registrant
31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS             XBRL Instance Document (1)
101.SCH             XBRL Taxonomy Extension Schema Document (1)
101.CAL             XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF             XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB             XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE             XBRL Taxonomy Extension Presentation Linkbase Document (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

Office Locations
----------------
Las Vegas, NV
New York, NY
Pune, India
Beijing, China


                              De Joya Griffith, LLC
                  Certified public Accountants and Consultants

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
JV Group, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of JV Group, Inc. and subsidiaries, (the "Company") as of June 30, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. JV Group, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JV Group, Inc. and subsidiaries as of June 30, 2014 and 2013 and the result of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ De Joya Griffith, LLC
placeCityHenderson, StateNevada
October 6, 2014









--------------------------------------------------------------------------------

                2580 Anthem Village Dr. o Henderson, NV o 89052
               Telephone (702) 563-1600 o Facsimile (702) 920-8049
                             www.dejoyagriffith.com


                                 JV GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                        (Amounts in USD)
                                            (Audited)

                                                                                  June 30,
                                                                                    2014          2013
                                                                              -----------------------------
                          ASSETS

Current assets

      Cash and cash equivalents                                               $       14,363 $       4,774
      Prepaid expenses and other current assets                                       48,486        56,517

                                                                              -----------------------------
                Total current assets                                                  62,849        61,291

      Property and equipment, net of $571,371 and $439,455
           accumulated depreciation, respectively                                    190,523       317,756
                                                                              -----------------------------

      Intangible assets, net of $311,905 and $277,486
           accumulated amortization, respectively                                      8,551        42,721

                                                                              -----------------------------
      Total assets                                                            $      261,923 $     421,768
                                                                              =============================

                          LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                        $      125,102        99,561
      Accrued liabilities                                                             25,039         5,307
      Prepayments, clients                                                           146,047       106,617
      Notes payable                                                                  452,790       452,439
      Advances, related parties                                                    1,086,209       984,600

                                                                              -----------------------------
                Total current liabilities                                          1,835,187     1,648,524

      Total liabilities                                                            1,835,187     1,648,524
                                                                              -----------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares            -             -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                 988,797       988,797
        98,879,655 shares issued and outstanding at
         June 30, 2014 and June 30, 2013
      Other comprehensive income                                                       5,904         5,792
      Accumulated deficit                                                         (2,567,965)   (2,221,345)

                                                                              -----------------------------
                Total stockholders' deficit                                       (1,573,264)   (1,226,756)

                                                                              -----------------------------
Total liabilities and stockholders' deficit                                   $      261,923 $     421,768
                                                                              =============================


        See accompanying notes to consolidated financial statements.



                         JV GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE YEARS ENDED JUNE 30, 2014 AND 2013
                             (Amounts in US Dollars)
                                    (Audited)


                                                                                              June 30,
                                                                                        2014          2013

                                                                                   ----------------------------

Revenue                                                                            $     612,441  $    669,742

Cost of revenue                                                                           82,618        80,587
                                                                                   ----------------------------

Gross profit                                                                             529,823       589,155

Operating expenses

      General and administrative                                                         356,005       378,731
      Rent and rates                                                                     348,899       449,066
      Amortization                                                                        34,203        88,596
      Depreciation                                                                       138,170       152,097
                                                                                   ----------------------------
      Total operating expenses                                                           877,277     1,068,490

                                                                                   ----------------------------

Loss from operations                                                                    (347,454)     (479,335)

Other income (expense)

      Interest and other income                                                            1,705             -
      Loss on disposal of furniture                                                         (871)            -
                                                                                   ----------------------------
      Total other income (expense)                                                           834             -

                                                                                   ----------------------------
Net loss                                                                           $    (346,620) $   (479,335)
                                                                                   ============================

Other comprehensive income

      Foreign currency translation adjustment                                                112           779

                                                                                   ----------------------------
Total comprehensive loss                                                           $    (346,508) $   (478,556)
                                                                                   ============================


      Loss per common share- basic:                                                $       (0.$0)        (0.00)
                                                                                   ============================

Weighted average common shares outstanding:

      Basic                                                                          98,879,655     98,879,655
                                                                                   ============================



          See accompanying notes to consolidated financial statements.




                                         JV GROUP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                                (Amounts in USD)
                                                    (Audited)


                                                                                                        Accumulated
                                     Preferred Stock       Common Stock                 Accumulated    Comprehensive
                                  Shares          Amount      Shares        Amount        Deficit     Profit / (Loss)     Total

                               -------------   ----------- -------------  ----------   --------------  ------------  ---------------

Balance, June 30, 2012                    -            -     98,879,655 $   988,797 $     (1,742,010) $      5,013  $      (748,200)

Foreign currency translation              -            -              -           -                -           779              779

Net loss                                  -            -              -           -         (479,335)            -         (479,335)
                               -------------   ----------- -------------  ----------   --------------  ------------  ---------------

Balance, June 30, 2013                    -            -     98,879,655 $   988,797  $    (2,221,345)$       5,792 $     (1,226,756)

Foreign currency translation              -            -              -           -                -           112              112

Net loss                                  -            -              -           -         (346,620)            -         (346,620)
                               -------------   ----------- -------------  ----------   --------------  ------------  ---------------

Balance, June 30, 2014                    -            -     98,879,655 $   988,797 $     (2,567,965)$       5,904 $     (1,573,264)
                               =============   =========== =============  ==========   ==============  ============  ===============

                          See accompanying notes to consolidated financial statements.




                                 JV GROUP, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED JUNE 30, 2014 and 2013
                                        (Amounts in USD)
                                            (Audited)

                                                                         2014         2013

                                                                    ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                            $   (346,620) $   (479,335)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                                        138,170       152,404
     Amortization                                                         34,203        88,596
     Loss on Disposal of assets                                              871             -


Changes in operating assets and liabilities:

     Prepaid expenses and other current assets                             8,031          (378)
     Accounts payable and accrued liabilities                             45,273        38,434
     Prepayments from clients                                             39,430         4,494

                                                                    ---------------------------
     Total cash flow used in operating activities                        (80,642)     (195,785)

CASH FLOW FROM INVESTING ACTIVITIES

     Acquisition of assets                                               (11,562)       (6,352)
                                                                               -             -
                                                                    ---------------------------
     Total cash flow used in investing activities                        (11,562)       (6,352)

CASH FLOW FROM FINANCING ACTIVITIES

     Advances from officers and directors                                128,985       232,020
     Payments on advances from officers and directors                    (27,154)      (36,298)
                                                                    ---------------------------
     Total cash flow provided by financing activities                    101,831       195,722

Effect of exchange rate changes on cash                                      (38)          782
                                                                    ---------------------------

NET CHANGE IN CASH                                                         9,589        (5,633)

CASH AT BEGINNING OF YEAR                                                  4,774        10,407
                                                                    ---------------------------

CASH AT END OF YEAR                                                 $     14,363 $       4,774
                                                                    ===========================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

     Cash paid for interest                                         $        401 $           -
                                                                    ---------------------------
     Cash paid for income tax                                       $          - $           -
                                                                    ---------------------------


          See accompanying notes to consolidated financial statements.

                                       31

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)



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

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)

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

The carrying value of the Company's financial assets and liabilities which consist of cash, prepaid expenses and other current assets, accounts payable, accrued liabilities, prepayments and advances from related parties in management's opinion approximate their fair value due to the short maturity of such instruments. These financial assets and liabilities are valued using Level 3 inputs, except for cash which is at Level 1. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, exchange, or credit risks arising from these financial instruments.

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)


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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At June 30, 2014 and 2013, accumulated amortization was translated to equal US$311,905 and US$277,486 respectively and amortization expense for the years ended June 30, 2014 and 2013 was US$34,203 and US$88,596 respectively.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $13,774 and $15,283 as advertising cost for the years ended June 30, 2014 and 2013, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the years ended June 30, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

Impairment of Long Lived Assets

Long-lived assets are reviewed for impairment in accordance with the applicable FASB standard, "Accounting for the Impairment or Disposal of Long- Lived Assets." Under the standard, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, when the carrying value of the asset exceeds the fair value.

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)

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

Income Taxes

Provisions for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2014 and 2013, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

         United States

         JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2014 and 2013.

         BVI

         Mega is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)


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


NOTE 3 - GOING CONCERN

The Company's financial statements for the years ended June 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $346,620 for the year ended June 30, 2014 and an accumulated deficit of $2,567,965 at June 30, 2014. At June 30, 2014, the Company had total current assets of $62,849 and total current liabilities of $1,835,187 for a working capital deficit of $1,772,338.

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

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)


NOTE 4 - PROPERTY AND EQUIPMENT

At June 30, 2014 and June 30, 2013, Property and Equipment consisted of:

                                  June 30,                 June 30,
                                    2014                     2013
                             --------------------    ---------------------

Furniture and Fixtures       $           598,782     $          593,536
Office Equipment                         138,410                138,284
Computer Equipment                        24,701                 25,391
                             --------------------    ---------------------
                                         761,894                757,211
Accumulated Depreciation                (571-371)              (439,455)
                             --------------------    ---------------------
Total                        $          190,523      $          317,756
                             ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the year ended June 30, 2014, computer equipment and office equipment increased by $11,562 due to the purchases of equipment. During the same period, Prestige disposed of computer and office equipment at a loss of $871. Other changes in value are a result of foreign currency exchange differences. During the years ended June 30, 2014 and 2013, depreciation expense was $138,170 and $152,097 respectively.

NOTE 5 - ADVANCES, RELATED PARTIES

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of nine months and therefore became due on March 1, 2012. The promissory note does not accrue interest. At June 30, 2014, the promissory note is still outstanding and includes an additional $2,790 to account for exchange rate differences. The note is now considered in default status however the creditor has made no demands for repayment.

During the years ended June 30, 2014 and June 30, 2013, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, advanced funds of $90,171 and $181,105 respectively, to support the operations of Prestige. During the years ended June 30, 2014 and 2013, the company paid Mr. Hung $27,154 and $36,298 respectively, of the funds owed. The Company owes him $917,556 and $853,876 as of June 30, 2014 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2014 and, 2013, Ms. Look, an officer and director of the Company and manager of Mega, advanced additional funds of $38,814 and $50,916 respectively to both the Company and its subsidiary Mega. She is owed $168,653 and $130,724 as of June 30, 2014 and June 30, 2013, respectively. Such funds are unsecured, bear no interest, and are due on demand.

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)


NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company as a corresponding liability. At June 30, 2014 and June 30, 2013, the Company had $146,047 and $106,617, respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $348,899 and $449,065 for the lease of our center for the years ended June 30, 2014 and 2013, respectively. The Company's minimum annual rent rate for the following two years are:

                                    Fiscal Year Ended
                                        June 30,                 Annual Rent
                                        --------                 -----------
                                          2015                    $158,286
                                          2016                    $247,083

NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At June 30, 2014 and 2013, the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the years ended June 30, 2014 and June 30, 2013, the Company did not issue any shares of its common stock.

During the year ended June 30, 2012, the Company issued 25,000,000 shares of its common stock valued at $250,000 in connection with the acquisition of certain leases.

NOTE 9 - TAXES

The Company is subject to foreign and domestic income taxes. The Company has had no income, and therefore has paid no income tax.

As of June 30, 2014 and 2013, the Company had a net operating loss (NOL) carryforward of approximately $2,344,656 and $1,998,036. The NOL carryforward begins to expire in various years through 2032. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having taxable income, a valuation allowance has been established at June 30, 2014 and 2013 to reduce the tax benefit asset value to zero.

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30:

                        JV GROUP, INC. AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                                (Amounts in USD)
                                    (Audited)


                                                       June 30,
                                             2014                     2013
                                     -------------------       ----------------
Deferred tax assets:
Foreign deferred tax assets:              187,042                     144,105
Federal deferred tax assets:              148,146                     126,539
Valuation allowance                      (335,188)                   (270,644)
                                     -------------------       ----------------
Total deferred tax assets:           $          -              $             -

The valuation allowance for deferred tax assets as of June 30, 2014 and 2013 was $335,188 and $270,644, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2014 and 2013, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at June 30, 2014 and 2013:

Federal statutory tax rate                                     35.0%
Foreign and U.S. tax rate differential                        (18.5)%
Permanent difference and other                                (16.5)%
                                                      --------------------------
Effective tax rate                                              0.0%


NOTE 10 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended June 30, 2014 through September 24, 2014 and has determined that it is in the Company's best interests to terminate its lease for floor 10F. With mutual agreement, the landlord has agreed to not renew the lease for floor 10F. The lease for floor 10F expired on September 30, 2014.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 JV GROUP, INC.




Date: October 6, 2014            By: /s/ Yuen Ling Look
                                     -------------------------------------------
                                     Yuen Ling Look, President,
                                     Chief Executive Officer and
                                     Chief Financial Officer
                                     (Principal Accounting Officer)



    In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: October 6, 2014
                                 JV GROUP, INC.



                                 By: /s/ Yuen Ling Look
                                     -------------------------------------------
                                         Yuen Ling Look, Director


                                 By: /s/ Siu Fong Kelly Yeung
                                     -------------------------------------------
                                         Siu Fong Kelly Yeung, Director


                                 By: /s/ Siu Lun Tong
                                     -------------------------------------------
                                         Siu Lun Tong, Director