Form 10-Q
period 2014-09-30
JV GROUP, INC.
filed 2014-11-19
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2014

[  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT
                        For the transition period from __________ to ___________

                        Commission file number: 000-21477

                                 JV GROUP, INC.
                            -----------------------
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 15, 2014, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements        (Unaudited)                                1

    Consolidated Balance Sheets - September 30, 2014 and
             June 30, 2014                                                     2

    Consolidated Statements of Operations -
             For Three Months Ended September 30, 2014 and 2013                3

    Consolidated Statements of Cash Flows -
             For the Three Months Ended September 30, 2014 and 2013            4

    Notes to the Consolidated Financial Statements                             5

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                   11

Item 3. Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                            13

Item 4. Controls and Procedures                                               13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                     15

Item 1A. Risk Factors - Not Applicable                                        15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15
                  -Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable                      15

Item 4. Mine Safety Disclosures - Not Applicable                              15

Item 5. Other Information - Not Applicable                                    15

Item 6. Exhibits                                                              15

SIGNATURES                                                                    16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 JV GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                        (Amounts in USD)

                                                                                September 30,       June 30,
                                                                                     2014             2014
                                                                              ---------------------------------
                                                                                  (Unaudited)      (Audited)

                          ASSETS

Current assets

      Cash and cash equivalents                                               $          44,267 $       14,363
      Prepaid expenses and other current assets                                           7,236         48,486

                                                                              ---------------------------------
                Total current assets                                                     51,503         62,849

      Property and equipment, net of $451,189 and $571,371
           accumulated depreciation, respectively                                        52,705        190,523
                                                                              ---------------------------------

      Intangible assets, net of $320,456 and $311,905
           accumulated amortization, respectively                                             -          8,551

                                                                              ---------------------------------
      Total assets                                                            $         104,208 $      261,923
                                                                              =================================

                          LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable                                                        $         129,370        125,102
      Accrued liabilities                                                                36,847         25,039
      Prepayments, clients                                                               19,743        146,047
      Notes payable                                                                     452,790        452,790
      Advances, related parties                                                       1,290,156      1,086,209

                                                                              ---------------------------------
                Total current liabilities                                             1,928,906      1,835,187

      Total liabilities                                                               1,928,906      1,835,187
                                                                              ---------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares               -              -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                    988,797        988,797
        98,879,655 shares issued and outstanding at
        September 30, 2014 and June 30, 2014
      Other comprehensive income                                                          5,844          5,904
      Accumulated deficit                                                            (2,819,339)    (2,567,965)

                                                                              ---------------------------------
                Total stockholders' deficit                                          (1,824,698)    (1,573,264)

                                                                              ---------------------------------
Total liabilities and stockholders' deficit                                   $         104,208 $      261,923
                                                                              =================================


        See accompanying notes to consolidated financial statements.


                                 JV GROUP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
                                     (Amounts in US Dollars)
                                           (Unaudited)


                                                                                           September 30,
                                                                                        2014          2013

                                                                                   ----------------------------

Revenue                                                                            $      78,713  $    151,204

Cost of revenue                                                                           19,482        20,037
                                                                                   ----------------------------

Gross profit                                                                              59,231       131,167

Operating expenses

      General and administrative                                                         110,899        89,721
      Rent and rates                                                                      53,338       112,789
      Amortization                                                                         8,551         8,544
      Loss on disposal of furniture                                                      107,500             -
      Depreciation                                                                        30,317        34,388
                                                                                   ----------------------------
      Total operating expenses                                                           310,605       245,442

                                                                                   ----------------------------

Loss from operations                                                                    (251,374)     (114,275)

Other income

      Interest and other income                                                                -         1,934
                                                                                     ------------  ------------
      Total other income                                                                       -         1,934

                                                                                   ----------------------------
Net loss                                                                           $    (251,374) $   (112,341)
                                                                                   ============================

Other comprehensive income

      Foreign currency translation adjustment                                                (60)         (982)

                                                                                   ----------------------------
Total comprehensive loss                                                           $    (251,434) $   (113,323)
                                                                                   ============================


      Loss per common share- basic:                                                $       (0.00) $      (0.00)
                                                                                   ============================

Weighted average common shares outstanding:

      Basic                                                                           98,879,655    98,879,655
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


                                 JV GROUP, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                        (Amounts in USD)
                                            (Audited)


                                                                                                       Accumulated
                                 Preferred Stock          Common Stock                  Accumulated   Comprehensive
                              Shares          Amount         Shares          Amount       Deficit    Profit / (Loss)        Total

                           -------------   --------------------------  ----------   -------------  --------------  ---------------

Balance, June 30, 2012                -             -     98,879,655 $   988,797 $    (1,742,010) $        5,013  $      (748,200)

Foreign currency
   translation                        -             -              -           -               -             779              779

Net loss                              -             -              -           -        (479,335)              -         (479,335)
                           -------------   --------------------------  ----------   -------------  --------------  ---------------

Balance, June 30, 2013                -             -     98,879,655 $   988,797 $    (2,221,345) $        5,792 $     (1,226,756)

Foreign currency
   translation                        -             -              -           -               -             112              112

Net loss                              -             -              -           -        (346,620)              -         (346,620)
                           -------------   --------------------------  ----------   -------------  --------------  ---------------

Balance, June 30, 2014                -             -     98,879,655 $   988,797 $    (2,567,965) $        5,904 $     (1,573,264)

Foreign currency
   translation                                                                                               (60)             (60)

Net loss                                                                                (251,374)                        (251,374)
                           -------------   --------------------------  ----------   -------------  --------------  ---------------

Balance, September 30,
   2014                               -             -     98,879,655 $   988,797 $    (2,819,339) $        5,844 $     (1,824,698)
                           =============   ==========================  ==========   =============  ==============  ===============

                          See accompanying notes to consolidated financial statements.


                         JV GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                (Amounts in USD)
                                   (Unaudited)

                                                                  2014            2013
                                                              ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                      $   (251,374)  $  (112,341)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                                   30,317        34,388
     Amortization                                                    8,551         8,544
     Loss on disposal of assets                                    107,500             -


Changes in operating assets and liabilities:

     Prepaid expenses and other current assets                      41,250         8,338
     Accounts payable and accrued liabilities                       16,077        (2,978)
     Prepayments from clients                                     (126,304)       38,107

                                                              ---------------------------
     Total cash flow used in operating activities                 (173,983)      (25,942)

CASH FLOW FROM INVESTING ACTIVITIES

     (Acquisition) of assets                                             -        (1,457)
                                                                -----------  ------------
     Total cash flow used in investing activities                        -        (1,457)

CASH FLOW FROM FINANCING ACTIVITIES

     Advances from officers and directors                          203,947        45,757
                                                                -----------  ------------
     Total cash flow provided by financing activities              203,947        45,757

Effect of exchange rate changes on cash                                (60)          (18)
                                                              ---------------------------

NET CHANGE IN CASH                                                  29,904        18,340

CASH AT BEGINNING OF PERIOD                                         14,363         4,774
                                                              ---------------------------

CASH AT END OF PERIOD                                         $     44,267   $    23,114
                                                              ===========================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

     Cash paid for interest                                   $          - $           -
                                                              ---------------------------
     Cash paid for income tax                                 $          - $           -
                                                              ---------------------------


   See accompanying notes to consolidated financial statements.

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Company History

ASPI, Inc. ("APSI") was formed in Delaware in September 29, 2008. On April 25, 2012, ASPI filed an amendment to its Certificate of Incorporation to change its name from ASPI, Inc. to JV Group, Inc. ("JV Group"). In addition, at that time, JV Group increased the number of authorized common shares from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At September 30, 2014 and June 30, 2014, accumulated amortization was translated to equal US$320,456 and US$311,905 respectively and amortization expense for the quarters ended September 30, 2014 and 2013 was US$8,551 and US$8,544 respectively.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $2,262 and $3,570 as advertising cost for the quarter ended September 30, 2014 and 2013, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the periods ended September 30, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2014 and June 30, 2014, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

         United States

         JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the quarters ended September 30, 2014 and 2013.

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


NOTE 3 - GOING CONCERN

The Company's financial statements for the quarters ended September 30, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $251,374 for the quarter ended September 30, 2014 and an accumulated deficit of $2,819,339 at September 30, 2014. At September 30, 2014, the Company had total current assets of $51,503 and total current liabilities of $1,928,906 for a working capital deficit of $1,877,403.

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

NOTE 4 - PROPERTY AND EQUIPMENT

At September 30, 2014 and June 30, 2014, Property and Equipment consisted of:

                                    September 30,              June 30,
                                        2014                     2014
                                 --------------------    ---------------------

Furniture and Fixtures           $      340,783          $     598,783
Office Equipment                        138,410                138,410
Computer Equipment                       24,701                 24,701
                                 --------------------    ---------------------
                                        503,894                761,894
Accumulated Depreciation               (451,189)              (571,371)
                                 --------------------    ---------------------
Total                            $       52,705          $     190,523
                                 ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the quarter ended September 30, 2014, furniture and fixture values decreased by $258,000 and related depreciation was reduced by $150,450 due to the disposition of furniture and fixtures that were surrendered in relation to the non-renewal of the lease on 10/F. The difference is accounted for as a loss on disposal of assets on the income statement. Other changes in value are a result of foreign currency exchange differences. During the quarters ended September 30, 2014 and 2013, depreciation expense was $30,317 and $34,388 respectively.

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

During the quarters ended September 30, 2014 and 2013, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, advanced funds of $193,758 and $33,514 respectively, to support the operations of Prestige. During the quarters ended September 30, 2014 and 2013, the company paid Mr. Hung $0 and $0 respectively, of the funds owed. The Company owes him $1,111,314 and $917,556 as of September 30, 2014 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the quarter ended September 30, 2014 and, 2013, Ms. Look, an officer and director of the Company and manager of Mega, advanced additional funds of $10,189 and $12,243 respectively to both the Company and its subsidiary Mega. She is owed $178,842 and $168,653 as of September 30, 2014 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company as a corresponding liability. At September 30, 2014 and June 30, 2014, the Company had $19,743 and $146,047, respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on two floors and occupies approximately 10,000 square feet. We paid $53,338 and $104,564 for the lease of our center for the quarters ended September 30, 2014 and 2013, respectively. The Company's minimum annual rent rate for the following two years are:

                                    Fiscal Year Ended
                                         June 30,             Annual Rent
                                         --------             -----------
                                             2015                 $153,537
                                             2016                 $0

NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At September 30, 2014 and June 30, 2014 the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the period ended September 30, 2014, the Company did not issue any shares of its common stock.

During the year ended June 30, 2012, the Company issued 25,000,000 shares of its common stock valued at $250,000 in connection with the acquisition of certain leases.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the quarter ended September 30, 2014 through November 19, 2014 and has determined that there are no events to disclose.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

During the three months ended September 30, 2014 and 2013, we recognized revenues of $78,713 and $151,204 from our service office operations. The decrease of $72,491 is a result of the fluctuation in clients. During the three months ended September 30, 2014 and 2013, we incurred cost of revenues of $19,482 and $20,037, respectively. During the three months ended September 30, 2014 and 2013, we recognized resulting gross profits of $59,231 and $131,167, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the three months ended September 30, 2014, we incurred operational expenses of $310,605. During the three months ended September 30, 2013, we incurred $245,442 in operational expenses. The increase of $65,163 was a result of a $7 decrease in amortization expense, and an increase of $107,500 in loss on disposal of furniture offset by a $21 ,178 increase in general and administrative expenses and a $(59,451) decrease in rents and rates over the prior period.

During the three months ended September 30, 2014, we incurred a net loss of $251,374. During the three months ended September 30, 2013, we incurred a net loss of $112,341. The increase of $139,033 was a result of the decrease of $72,491 in revenues combined with a $65,163 increase in operational expenses, as discussed above.

LIQUIDITY

At September 30, 2014, we had total current assets of $51,503 consisting of $44,267 in cash and cash equivalents and $7,236 in prepaid expenses and other assets. At September 30, 2014, we had total liabilities of $1,928,906, all current. Total liabilities included $129,370 in accounts payable, $36,847 in accrued liabilities, $19,743 in client prepayments, $452,790 in note payables and $1,290,156 in advances from related parties.

During the three months ended September, 2014, we used funds of $173,983 in our operational activities. During the three months ended September 30, 2013, we recognized a net loss of $251,374, which was adjusted for depreciation of $30,317 and amortization expense of $8,551. During the three months ended September 30, 2013, we used funds of $25,942 in our operational activities. During the three months ended September 30, 2013, we incurred a net loss of $112,341 which was adjusted for depreciation of $34,388 and amortization expense of $8,544.

During the three months ended September 30, 2014, we used $0 to acquire computer equipment. During the three months ended September 30, 2013, we used $1,457 to acquire computer equipment.

During the three months ended September 30, 2014, we received $203,947 from our financing activities. During the three months ended September 30, 2013, we received $45,757 from our financing activities.

During the quarters ended September 30, 2014 and 2013, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $193,758 and $33,514, respectively, to support the operations of Prestige. During the quarters September 30, 2014 and 2013, the Company paid Mr. Hung $0 and $0 respectively , of the funds owed. The Company owes him $1,111,314 and $917,556 as of September 30, 2014 and June 30, 2014 respectively. Such funds are unsecured, bear no interest, and are due on demand.


During the quarters ended September 30, 2014 and 2013, Ms. Look, an officer and Director of the Company and the manager of Mega, advanced funds of $10,189 and $12,243, respectively to both the Company and Mega. She is owed $178,842 and

$168,653 as of September 30, 2014 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2014 through September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

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

     Exhibit 31.1 Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

     Exhibit 101.INS   XBRL Instance Document(1)

     Exhibit 101.SCH   XBRL Taxonomy Extension Schema Document(1)

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





                                    JV GROUP, INC.
                                    (Registrant)



Dated: November 19 , 2014           By: /s/ Look Yuen Ling
                                        ---------------------------
                                        Look Yuen Ling
                                        President, Chief Executive Officer and
                                        Chief Financial Officer