Form 10-Q
period 2014-12-31
JV GROUP, INC.
filed 2015-02-20
CIK 1021917

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of February 19, 2015, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements        (Unaudited)                             1


         Consolidated Balance Sheets - December 31, 2014 and
                  June 30, 2014                                             2

         Consolidated Statements of Operations -
                  For Six Months Ended December 31, 2014 and 2013           3

         Consolidated Statements of Cash Flows -
                  For the Six Months Ended December 30, 2014 and 2013       4

         Notes to the Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                11

Item 3. Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                         13

Item 4. Controls and Procedures                                            13

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                  15

Item 1A. Risk Factors - Not Applicable                                     15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        15
                  -Not Applicable

Item 3. Defaults Upon Senior Securities - Not Applicable                   15

Item 4. Mine Safety Disclosures - Not Applicable                           15

Item 5. Other Information - Not Applicable                                 15

Item 6. Exhibits                                                           15

SIGNATURES                                                                 16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                 JV GROUP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                        (Amounts in USD)
                                           (Unaudited)
                                                                                 December 31,       June 30,
                                                                                     2014             2014
                                                                              ---------------------------------

                          ASSETS

Current assets

      Cash and cash equivalents                                               $           1,625 $       14,363
      Prepaid expenses and other current assets                                           6,125         48,486

                                                                              ---------------------------------
                Total current assets                                                      7,750         62,849

      Property and equipment, net of $458,179 and $571,371
           accumulated depreciation, respectively                                        35,395        190,523
                                                                              ---------------------------------

      Intangible assets, net of $320,456 and $311,905
           accumulated amortization, respectively                                             -          8,551

                                                                              ---------------------------------
      Total assets                                                            $          43,145 $      261,923
                                                                              =================================

                          LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable and accrued liabilities                                $         143,635        150,141
      Prepayments, clients                                                               16,727        146,047
      Notes payable                                                                     452,790        452,790
      Advances, related parties                                                       1,367,917      1,086,209

                                                                              ---------------------------------
                Total current liabilities                                             1,981,069      1,835,187

      Total liabilities                                                               1,981,069      1,835,187
                                                                              ---------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares               -              -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                    988,797        988,797
        98,879,655 shares issued and outstanding at
        December 31, 2014 and June 30, 2014
      Other comprehensive income                                                          5,748          5,904
      Accumulated deficit                                                            (2,932,469)    (2,567,965)

                                                                              ---------------------------------
                Total stockholders' deficit                                          (1,937,924)    (1,573,264)

                                                                              ---------------------------------
Total liabilities and stockholders' deficit                                   $          43,145 $      261,923
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
                                           (Unaudited)

                                                       Three Months Ended                Six Months Ended
                                                       December 31, 2014                 December 31, 2014
                                                      2014             2013              2014          2013

                                                 -------------------------------   ----------------------------

Revenue                                                      -          158,679    $     78,713 $      309,883

Cost of revenue                                          9,522           20,059          29,004         40,096
                                                 --------------   --------------   ----------------------------

Gross profit                                           (9,522)          138,620          49,709        269,787

Operating expenses

      General and administrative                        42,927          113,777          156,466       203,498
      Rent and rates                                    43,371           87,164           94,069       199,953
      Amortization                                           -            8,558            8,551        17,102
      Loss on disposal of furniture                      4,128                -          111,628             -
      Depreciation                                      13,182           34,512           43,499        68,900
                                                 --------------   --------------   ----------------------------
      Total operating expenses                         103,608          244,011          414,213       489,453

                                                 --------------   --------------   ----------------------------

Loss from operations                                  (113,130)        (105,391)        (364,504)     (219,666)

Other income
      Interest and other income                                                                          1,935
      Other expense                                          -                -                -          (871)
                                                 --------------   --------------   --------------  ------------
      Total other income                                     -                -                -         1,064

                                               ---------------------------------   ----------------------------
Net loss                                       $      (113,130) $      (105,391)   $    (364,504) $   (218,602)
                                               =================================   ============================

Other comprehensive income

      Foreign currency translation adjustment              (96)              58             (156)         (924)

                                               ---------------------------------   ----------------------------
Total comprehensive loss                       $      (113,226) $      (105,333)   $    (364,660) $   (219,526)
                                               =================================   ============================


      Loss per common share- basic:            $        ($0.00) $         (0.00)   $       (0.00)        (0.00)
                                               =================================   ============================

Weighted average common shares outstanding:

      Basic                                         98,879,655       98,879,655       98,879,655    98,879,655
                                               =================================   ============================



                  See accompanying notes to consolidated financial statements.

                                               5


                         JV GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2014
                                (Amounts in USD)
                                   (Unaudited)

                                                                             2014          2013

                                                                       -----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                               $     (364,504) $   (218,602)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                                              43,499        68,900
     Amortization                                                               8,551        17,102
     Loss on disposal of assets                                               111,628             -


Changes in operating assets and liabilities:

     Prepaid expenses and other current assets                                 42,362         3,889
     Accounts payable and accrued liabilities                                  (6,506)       42,544
     Prepayments from clients                                                (129,320)       31,887

                                                                       -----------------------------
     Total cash flow used in operating activities                            (294,290)      (54,280)

CASH FLOW FROM INVESTING ACTIVITIES

     Acquisition of assets                                                                  (10,953)
     Disposal of assets                                                             -           872
                                                                         -------------  ------------
     Total cash flow used in investing activities                                   -       (10,081)

CASH FLOW FROM FINANCING ACTIVITIES

     Advances from officers and directors                                     281,708        75,932
     Payments on advances from officers and directors                               -       (10,062)
                                                                         -------------  ------------
     Total cash flow provided by financing activities                         281,708        65,870

Effect of exchange rate changes on cash                                          (156)          (56)
                                                                       -----------------------------

NET CHANGE IN CASH                                                            (12,738)        1,453

CASH AT BEGINNING OF PERIOD                                                    14,363         4,774
                                                                       -----------------------------

CASH AT END OF PERIOD                                                  $        1,625  $      6,227
                                                                       =============================

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

     Cash paid for interest                                            $            -  $          -
                                                                       -----------------------------
     Cash paid for income tax                                          $            -  $          -
                                                                       -----------------------------


              See accompanying notes to consolidated financial statements.


                                            6

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At December 31, 2014 and June 30, 2014, accumulated amortization was translated to equal US$320,456 and US$311,905 respectively and amortization expense for the quarters ended December 31, 2014 and 2013 was US$0 and US$8,558 respectively and for the six months ended December 31, 2014 and 2013 was US$ 8,551 and US$ 17,102 respectively.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $0 and $3,202 as advertising cost for the quarters ended December 31, 2014 and 2013, respectively.

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the period ended December 31, 2014 and 2013, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2014 and June 30, 2014, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

         United States

         JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the quarters ended December 31, 2014 and 2013.

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


NOTE 3 - GOING CONCERN

The Company's financial statements for the quarters ended December 31, 2014 and 2013 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $113,130 for the quarter ended December 31, 2014 and an accumulated deficit of $2,932,469 at December 31, 2014. At December 31, 2014, the Company had total current assets of $7,750 and total current liabilities of $1,981,069 for a working capital deficit of $1,973,319. The reduction in assets was due to the removal of a net value furniture and fixtures of $107,500 due to the surrender of the lease on 10F and disposal of office equipment of $4,128.

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

As of December 31, 2014 the Company has effectively ceased all of its operations and is investigating other opportunities that may have plausible viable ability to promote future business for the Company. There are no assurances whatsoever that any of these opportunities will prove to have merit.

NOTE 4 - PROPERTY AND EQUIPMENT

At December 31, 2014 and June 30, 2014, Property and Equipment consisted of:

                                     December 31,               June 30,
                                         2014                     2014
                                  --------------------    ---------------------

Furniture and Fixtures            $          330,463      $          598,783
Office Equipment                             138,410                 138,410
Computer Equipment                            24,701                  24,701
                                  --------------------    ---------------------
                                             493,574                 761,894

Accumulated Depreciation                    (458,179)               (571,371)
                                  --------------------    ---------------------
Total                             $           35,395      $          190,523
                                  ====================    =====================

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the six months ended December 31, 2014, furniture and fixture values decreased by $268,320 and related depreciation was reduced by $156,692 due to the disposition of furniture and fixtures that were surrendered in relation to the non-renewal of the lease on 10/F and disposal of office equipment. The difference is accounted for as a loss on disposal of assets on the income statement. Other changes in value are a result of foreign currency exchange differences. During the quarters ended December 31, 2014 and 2013, depreciation expense was $13,182 and $34,512 respectively and for the six months ended December 31, 2014 and 2013 was $43,499 and $68,900 respectively.

NOTE 5 - ADVANCES, RELATED PARTIES

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of nine months and therefore became due on March 1, 2012. The promissory note does not accrue interest. At June 30, 2014 and December 31, 2014, the promissory note is still outstanding and includes an additional $2,790 on account of exchange rate differences. The note is now considered in default status however the creditor has made no demands for repayment.

During the quarters ended December 31, 2014 and 2013, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, advanced funds of $59,443 and $16,216 respectively and during the six months ended funds advanced were $253,200 and $45,730 respectively, to support the operations of Prestige. During the quarters ended December 31, 2014 and 2013, the company paid Mr. Hung $0 and $0 respectively and during the six months ended at the referenced dates payments were $0 and $0, of the funds owed. The Company owes him $1,170,756 and $917,556 as of December 31, 2014 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the quarter ended December 31, 2014 and, 2013, Ms. Look, an officer and director of the Company and manager of Mega, advanced additional funds of $8,982 and $5,543 respectively and for the six months of the referenced date the advances were $28,508 and $11,086 to both the Company and its subsidiary Mega. She is owed $197,161 and $168,653 as of December 31, 2014 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company as a corresponding liability. At December 31, 2014 and June 30, 2014, the Company had $16,727 and $146,047, respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We paid $43,371 and $87,164 for the lease of our center for the quarters ended December 31, 2014 and 2013, respectively. The Company's minimum annual rent rate for the following two years are:

                            Fiscal Year Ended
                                June 30,                 Annual Rent
                                --------                 -----------
                                 2015                      $57,147


NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2014 and June 30, 2014 the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the period ended December 31, 2014 the Company did not issue any shares of its common stock.

During the year ended June 30, 2012, the Company issued 25,000,000 shares of its common stock valued at $250,000 in connection with the acquisition of certain leases.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the quarter ended December 31, 2014 through February 6, 2015 and has determined that there are no events to disclose.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

During the three months ended December 31, 2014 and 2013, we recognized revenues of $0 and $158,269 from our service office operations. The decrease of $158,269 is a result of the cessation of operations. During the three months ended December 31, 2014 and 2013, we incurred cost of revenues of $9,522 and $20,059, respectively. During the three months ended December 31, 2014 and 2013, we recognized gross profits of $(9,522) and $138,620, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the three months ended December 31, 2014, we incurred operational expenses of $103,608. During the three months ended December 31, 2013, we incurred $244,011 in operational expenses. The decrease of $140,403 was a result of an $8,558 decrease in amortization expense, and a decrease of $21,330 in depreciation expense, a decrease in general and administrative expenses of $70,850 and a $43,793 decrease in rents and rates over the prior period.

During the three months ended December 31, 2014, we incurred a net loss of $113,130. During the three months ended December 31, 2013, we incurred a net loss of $105,391. The increase of $7,739 was a result of the decrease of $158,679 in revenues combined with a $140,403 decrease in operational expenses and a decrease in cost of revenue of $10,537, as discussed above.

For the Six Months Ended December 31, 2014 Compared to the Six Months Ended December 31, 2013

During the six months ended December 31, 2014 and 2013, we recognized revenues of $78,713 and $309,883 respectively from our service office operations. The decrease of $231,170 is the result of not renewing the lease on 10/F and effectively ceasing operations as of December 31, 2014. During the six months ended December 31, 2014 and 2013, we incurred cost of revenues of $29,004 and $40,096 respectively. During the six months ended December 31, 2014 we recognized gross profits of $49,709 and $269,787, respectively. The decrease is the result of cessation of operations as mentioned above.

During the six months ended December 31, 2014 we incurred operational expenses of $414,213. During the six months ended December 31, 2013 we incurred operational expenses of $489,453. The decrease of $75,240 is composed of a decrease of $47,032 in general and administrative costs, a decrease of $105,884 in rent and rates, a decrease of $8,551 in amortization expense, a decrease of $25,401 in depreciation expense and an increase of $111,628 in losses from disposal of furniture and fixtures.

LIQUIDITY

At December 31, 2014, we had total current assets of $7,750 consisting of $1,625 in cash and cash equivalents and $6,125 in prepaid expenses and other assets. At December 31, 2014, we had total liabilities of $1,981,069, all current. Total liabilities included $143,735 in accounts payable, an overpayment in the amount of, $100 in accrued liabilities, $16,727 in client prepayments, $452,790 in note payables and $1,367,917 in advances from related parties.

During the six months ended December 31, 2014, we used funds of $294,290 in our operational activities. During the six months ended December 31, 2014, we recognized a net loss of $364,504, which was adjusted for depreciation of $43,499, amortization expense of $8,551 and loss on disposal of assets of $111,628. During the six months ended December 31, 2013, we used funds of $54,280 in our operational activities. During the six months ended December 31, 2013, we incurred a net loss of $218,602 which was adjusted for depreciation of $68,900 and amortization expense of $17,102.

During the six months ended December 31, 2014, we used $0 to acquire computer equipment. During the three months ended December 31, 2013, we used $10,953 to acquire computer equipment and received $872 for disposal of assets.

During the six months ended December 31, 2014, we received $281,708 from our financing activities. During the six months ended December 31, 2013, we received a net of $65,870 from our financing activities.

During the six months ended December 31, 2014 and 2013, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $253,200 and $49,730, respectively, to support the operations of Prestige. During the six months ended December 31, 2013, the Company paid Mr. Hung, $10,062 on the funds owed. Mr. Hung is owed $1,170,756 and 917,556 as at December 31, 2014 and June 30, 2014 respectively. Such funds are unsecured and bear no interest, and are due on demand.

During the six months ended December 31, 2014 and 2013, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $28,508 and $19,750, respectively to Mega to support operations. Ms. Look is owed $197,161 and $168,653 as of December 31, 2014 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Short Term

Since we have ceased operations there is no revenue coming in to the Company however, there will be limited ongoing expenses that will need to be covered.. For short term needs we will be dependent on receipt, if any, of offering proceeds and/or loans from officers/stockholders.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2014 through December 31, 2014.

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



                                     JV GROUP, INC.
                                     (Registrant)



Dated: February 19, 2015             By: /s/ Look Yuen Ling
                                         -----------------------------------
                                         Look Yuen Ling
                                         President, Chief Executive Officer and
                                                 Chief Financial Officer