Form 10-Q
period 2015-03-31
JV GROUP, INC.
filed 2015-05-27
CIK 1021917

JV GROUP, INC. AND SUBSIDIARIES
                For the Nine Months Ended March 31, 2014 and 2013
                                (Amounts in USD)
                                   (Unaudited)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the quarterly period ended March 31, 2015

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

As of May 20, 2015, there were 98,879,655 shares of the registrant's common stock issued and outstanding.





PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                                  Page
                                                                                                 ----

         Consolidated Balance Sheets - March 31, 2014 and
                  June 30, 2013                                                                  F-1

         Consolidated Statements of Operations -
                  For Three and Nine Months Ended March 31, 2014
                           and 2013                                                              F-2

         Consolidated Statements of Cash Flows -
                  For the Nine Months Ended March 31, 2014
                           and 2013                                                              F-3

         Notes to the Consolidated Financial Statements                                          F-6

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


                                     PART I

ITEM 1. FINANCIAL STATEMENTS






                         JV GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                (Amounts in USD)
                                   (Unaudited)
                                                                                     March 31,         June 30,
                                                                                        2015             2014
                                                                                ----------------------------------

                          ASSETS

Current assets

      Cash and cash equivalents                                                 $               16 $       14,363
      Prepaid expenses and other current assets                                              3,079         48,486

                                                                                ----------------------------------

                Total current assets                                                         3,095         62,849

      Property and equipment, net of $422,736 and $571,371
           accumulated depreciation, respectively                                            9,996        190,523
                                                                                ----------------------------------

      Intangible assets, net of $320,456 and $320,456
           accumulated amortization, respectively                                                -          8,551

                                                                                ----------------------------------


      Total assets                                                              $           13,091 $      261,923
                                                                                ==================================

                          LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

      Accounts payable and accrued liabilities                                  $          152,082        150,141
      Prepayments, clients                                                                  12,986        146,047
      Notes payable                                                                        452,790        452,790
      Advances, related parties                                                          1,425,188      1,086,209

                                                                                ----------------------------------

                Total current liabilities                                                2,043,046      1,835,187

      Total liabilities                                                                  2,043,046      1,835,187
                                                                                ----------------------------------

Stockholders' deficit

      Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares                  -              -
        issued and outstanding.
      Common stock, $0.01 par value: 1,000,000,000 shares authorized                       988,797        988,797
        98,879,655 shares issued and outstanding at
         March 31, 2015 and June 30, 2014
      Other comprehensive income                                                             5,714          5,904
      Accumulated deficit                                                               (3,024,466)    (2,567,965)

                                                                                ----------------------------------
                Total stockholders' deficit                                             (2,029,955)    (1,573,264)

                                                                                ----------------------------------
Total liabilities and stockholders' deficit                                     $           13,091 $      261,923
                                                                                ==================================

         See accompanying notes to consolidated financial statements.






                         JV GROUP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
                             (Amounts in US Dollars)
                                   (Unaudited)

                                                        Three Months Ended                 Nine Months Ended
                                                             March 31,                           March 31,
                                                       2015             2014              2015          2014

                                                  --------------------------------   ----------------------------
Revenue                                                        -          137,208    $      78,713     $ 447,091

Cost of revenue                                            9,452           21,888           38,456        61,984
                                                  ---------------  ---------------   ---------------    ----------
Gross profit                                              (9,452)         115,320           40,257       385,107

Operating expenses

      General and administrative                          18,849           73,518          175,305       277,016
      Rent and rates                                      38,307           74,305          132,376       274,258
      Amortization                                             -            8,551            8,551        25,652
      Loss on disposal of furniture                            -                -          111,628             -
      Depreciation                                         4,978           34,653           48,477       103,553
      Impairment loss                                     20,421                -           20,421             -
                                                  ---------------  ---------------   --------------   -----------
      Total operating expenses                            82,555          191,027          496,758       680,479

                                                  ---------------  ---------------   --------------   -----------

Loss from operations                                     (92,007)         (75,707)        (456,501)     (295,372)

Other income
      Interest and other income                                -                -                -         1,935
      Other expense                                            -             (137)               -        (1,008)
                                                  ---------------  ---------------     ------------  ------------
      Total other income                                       -             (137)               -           927

                                                -----------------   ---------------   -------------   ------------
Net loss                                        $        (92,007)     $   (75,844)   $    (456,501)  $  (294,445)
                                                =================   ==============   ==============   ===========
Other comprehensive income

      Foreign currency translation adjustment                 34               36             (190)          960

                                                -----------------   --------------   --------------   -----------
Total comprehensive loss                        $        (91,973)     $   (75,808)   $    (456,691)   $ (293,485)
                                                =================   ==============   ==============   ===========

      Loss per common share- basic:             $          (0.00)     $     (0.00)   $       (0.00)   $    (0.00)
                                                =================   ==============   ==============   ===========
Weighted average common shares outstanding:

      Basic                                           98,879,655       98,879,655       98,879,655     98,879,655
                                                =================   ==============   ==============   ===========


          See accompanying notes to consolidated financial statements.




                         JV GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                (Amounts in USD)
                                   (Unaudited)



                                                           Preferred Stock                 Common Stock               Accumulated
                                                       Shares           Amount         Shares          Amount          Deficit

                                                    --------------   -------------------------------  ----------   ----------------
            Balance, June 30, 2012                              -               -         98,879,65   $988,797     $  (1,742,010)

            Foreign currency translation                        -               -            -        -                          -

            Net loss                                            -               -                 -           -           (479,335)
                                                    --------------   -------------------------------  ----------   ----------------
            Balance, June 30, 2013                              -               -        98,879,655     988,797         (2,221,345)

            Foreign currency translation                        -               -                 -           -                  -

            Net loss                                            -               -                 -           -           (346,620)
                                                    --------------   -------------------------------  ----------   ----------------
            Balance, June 30, 2014                              -               -        98,879,655     988,797         (2,567,965)

            Foreign currency translation
            Net loss                                                                                                      (456,501)
                                                    --------------   -------------------------------  ----------   ----------------
            Balance, March 31, 2015                             -               -        98,879,655 $   988,797 $       (3,024,466)
                                                    ==============   ===============================  ==========   ================

    See accompanying notes to consolidated financial statements.

                         JV GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                (Amounts in USD)
                                   (Unaudited)
(continued)



                                            Accumulated
                                           Comprehensive
                                         Profit / (Loss)        Total

                                      -----------------  ---------------



Balance, June 30, 2012                $       5,013  $      (748,200)

Foreign currency translation                      779              779

Net loss                                            -         (479,335)
                                     -----------------  ---------------
Balance, June 30, 2013                          5,792       (1,226,756)

Foreign currency translation                      112              112

Net loss                                            -         (346,620)
                                     -----------------  ---------------
Balance, June 30, 2014                          5,904       (1,573,264)

Foreign currency translation                     (190)            (190)
Net loss                                                      (456,501)
                                     -----------------  ---------------
Balance, March 31, 2015                         5,714 $     (2,029,955)
                                     =================  ===============

See accompanying notes to consolidated financial statements.



                         JV GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2015 AND 2014
                                (Amounts in USD)
                                   (Unaudited)

                                                                               2015           2014

                                                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                $    (456,501) $    (294,445)

Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation                                                              48,477        103,553
     Amortization                                                               8,551         25,652
     Loss on disposal of assets                                               111,628            872
     Loss on impairment of assets                                              20,421              -

Changes in operating assets and liabilities:

     Prepaid expenses and other current assets                                 45,407          9,555
     Accounts payable and accrued liabilities                                   1,942         34,869
     Prepayments from clients                                                (133,061)        50,046

                                                                        -----------------------------
     Total cash flow used in operating activities                            (353,136)       (69,898)

CASH FLOW FROM INVESTING ACTIVITIES

     Acquisition of assets                                                          -        (11,777)
                                                                          ------------  -------------
     Total cash flow used in investing activities                                   -        (11,777)

CASH FLOW FROM FINANCING ACTIVITIES

     Advances from officers and directors                                     338,979        122,248
     Payments on advances from officers and directors                               -        (10,062)
                                                                          ------------  -------------
     Total cash flow provided by financing activities                         338,979        112,186

Effect of exchange rate changes on cash                                          (190)          (674)
                                                                        -----------------------------
NET CHANGE IN CASH                                                            (14,347)        29,837

CASH AT BEGINNING OF PERIOD                                                    14,363          4,774
                                                                        -----------------------------
CASH AT END OF PERIOD                                                   $          16     $   34,611
                                                                        =============================
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

     Cash paid for interest                                             $           - $            -
                                                                        -----------------------------
     Cash paid for income tax                                           $           - $            -
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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of JV Group, Inc., a Delaware corporation, its wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige, a Hong Kong Special Administrative Region Corporation (JV Group and its subsidiaries are collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. It is management's opinion that all necessary recurring adjustments have been made for these financial statements.

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

Intangible Asset

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds and as a result recognized certain intangibles, such as customer lists. These intangible assets are being amortized over a weighted average period of 1.7 years at a rate of HK$1,953,870 per year. At March 31, 2015 and June 30, 2014, accumulated amortization was translated to equal US$320,456 and US$320,456 respectively and amortization expense for the quarters ended March 31, 2015 and 2014 was US$0 and US$8,551 respectively and for the nine months ended March 31, 2015 and 2014 was US$ 8,551 and US$ 25,652 respectively.

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). The Company recognizes revenue from its office service operations. Clients pay a monthly fee and such fees are recognized at that time.

Advertising

The Company put advertisements on local newspaper and the internet in order to attract potential customers. It is recognized as expense when it occurs. The Company paid $2,262 and $10,348 as advertising cost for the nine months ended March 31, 2015 and 2014, respectively ($0 and $3,577 for the three months ended March 31, 2015 and 2014, respectively).

Net Loss per Common Share

Basic net loss per common share is calculated by dividing total net loss applicable to common shares by the weighted average number of common and common equivalent shares outstanding during the period. For the period ended March 31, 2015 and 2014, there were no potential common equivalent shares used in the calculation of weighted average common shares outstanding as the effect would be anti-dilutive.

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

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2015 and June 30, 2014, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

         United States

         JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the quarters ended March 31, 2015 and 2014.

         BVI

         Mega is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

         Hong Kong

         Prestige is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is subject to the tax rate 16.5%.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2015 and 2014, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.


NOTE 3 - GOING CONCERN

The Company's financial statements for the quarters ended March 31, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $82,555 for the quarter ended March 31, 2015 and an accumulated deficit of $3,024,446 at March 31, 2015. At March 31, 2015, the Company had total current assets of $3,095 and total current liabilities of $2,043,046 for a working capital deficit of $2,039,951. The reduction in assets was due to the removal of a net value furniture and fixtures of $107,500 due to the surrender of the lease on 10F, disposal of office equipment of $4,128 and impairment of assets of $20,421.

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

As of March 31, 2015 the Company has effectively ceased all of its operations and is investigating other opportunities that may have plausible viable ability to promote future business for the Company. There are no assurances whatsoever that any of these opportunities will prove to have merit.

NOTE 4 - PROPERTY AND EQUIPMENT

At March 31, 2015 and June 30, 2014, Property and Equipment consisted of:

                                                 March 31,              June 30,
                                                   2015                   2014
                                            --------------------    ------------
Furniture and Fixtures                     $262,506                $598,783
Office Equipment                             93,863                 138,410
Computer Equipment                           24,701                  24,701
                                            --------------------    ------------
                                            381,070                 761,894

Accumulated Depreciation                   (371,074)               (571,371)
                                            --------------------    ------------
Total                                       $ 9,996                $190,523
                                            ====================   =============

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the nine months ended March 31, 2015, furniture and fixture values decreased by $268,320 and related depreciation was reduced by $156,692 due to the disposition of furniture and fixtures that were surrendered in relation to the non-renewal of the lease on 10/F and disposal of office equipment. The difference of $111,628 is accounted for as a loss on disposal of assets on the income statement. Due to the cessation of operations the management concluded the necessity of showing an impairment on the value of the remaining assets. To accomplish this impairment the value of Furniture and Fixtures has been reduced by $47,570 and Office Equipment has been reduced by $44,513. The related depreciation accounts have been reduced by $92,083. The loss on this impairment of $20,421 has been reported on the income statement as an Impairment loss. Other changes in value are a result of foreign currency exchange differences. During the quarters ended March 31, 2015 and 2014, depreciation expense was $4,978 and $34,653 respectively and for the nine months ended March 31, 2015 and 2014 was $48,477 and $103,553, respectively.

NOTE 5 - ADVANCES, RELATED PARTIES

On September 8, 2011, the Company entered into an Agreement to purchase certain leaseholds from an unrelated third party in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note. The $450,000 promissory note has a term of nine months and therefore became due on March 1, 2012. The promissory note does not accrue interest. At March 31, 2015 and June 30, 2014, the promissory note is still outstanding and includes an additional $2,790 on account of exchange rate differences. The note is now considered in default status however the creditor has made no demands for repayment.

During the quarters ended March 31, 2015 and 2014, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, advanced funds of $46,453 and $40,442 respectively and during the nine months ended funds advanced were $299,654 and $90,171 respectively, to support the operations of Prestige. The Company owes him $1,217,210 and $917,556 as of March 31, 2015 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the quarter ended March 31, 2015 and, 2014, Ms. Look, an officer and director of the Company and manager of Mega, advanced additional funds of $10,818 and $9,477 respectively and for the nine months of the referenced date the advances were $39,325 and $27,567 to both the Company and its subsidiary Mega. She is owed $207,978 and $168,653 as of March 31, 2015 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

NOTE 6 - PREPAYMENTS, CLIENTS

Clients pay a deposit on the Company's provided services upon entering into a lease agreement with the Company. These deposits are recognized by the Company as a corresponding liability. At March 31, 2015 and June 30, 2014, the Company had $12,986 and $146,047, respectively in prepayment liabilities.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Prestige operates from Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is located on one floor and occupies approximately 5,000 square feet. We paid $132,376 and $274,258 for the lease of our center for the nine months ended March 31, 2015 and 2014, respectively. The Company's minimum annual rent rate for the following year is:

                                    Fiscal Year Ended
                                         June 30,              Annual Rent
                                         --------              -----------
                                          2015                    $57,147


NOTE 8 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At March 31, 2015 and June 30, 2014 the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the period ended March 31, 2015 the Company did not issue any shares of its common stock.



NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the quarter ended March 31, 2015 through May 20, 2015 and has determined that there are no events to disclose.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

During the three months ended March 31, 2015 and 2014, we recognized revenues of $0 and $137,208 from our service office operations. The decrease of $137,208 is a result of the cessation of operations. During the three months ended March 31, 2015 and 2014, we incurred cost of revenues of $9,452 and $21,888, respectively. During the three months ended March 31, 2015 and 2014, we recognized gross profits of $(9,452) and $115,320, respectively. The resulting decrease in gross profits is a result of the decrease in revenues.

During the three months ended March 31, 2015, we incurred operational expenses of $82,555. During the three months ended March 31, 2014, we incurred $191,027 in operational expenses. The decrease of $108,472 was a result of an $8,551 decrease in amortization expense, and a decrease of $29,675 in depreciation expense, a decrease in general and administrative expenses of $54,669, $35,998 decrease in rents and rates and an increase of impairment loss of $20,421 over the prior period.

During the three months ended March 31, 2015, we incurred a net loss of $92,007. During the three months ended March 31, 2014, we incurred a net loss of $75,707. The decrease of $16,300 was a result of the decrease of $137,208 in revenues combined with a $108,472 decrease in operational expenses and a decrease in cost of revenue of $12,436, as discussed above.

For the Nine Months Ended March 31, 2015 Compared to the Nine Months Ended March 31, 2014

During the nine months ended March 31, 2015 and 2014, we recognized revenues of $78,713 and $447,091 respectively from our service office operations. The decrease of $368,378 is the result of not renewing the lease on 10/F and effectively ceasing operations as of March 31, 2015. During the nine months ended March 31, 2015 and 2014, we incurred cost of revenues of $38,456 and $61,984 respectively. During the nine months ended March 31, 2015 we recognized gross profits of $40,257 and $385,107, respectively. The decrease is the result of cessation of operations as mentioned above.

During the nine months ended March 31, 2015 we incurred operational expenses of $496,758. During the nine months ended March 31, 2014 we incurred operational expenses of $680,479. The decrease of $183,721 is composed of a decrease of $101,711 in general and administrative costs, a decrease of $141,882 in rent and rates, a decrease of $17,101 in amortization expense, a decrease of $55,076 in depreciation expense, an increase of $20,421 in impairment loss and an increase of $111,628 in losses from disposal of furniture and fixtures.

LIQUIDITY

At March 31, 2015, we had total current assets of $3,095 consisting of $16 in cash and cash equivalents and $3,079 in prepaid expenses and other assets. At March 31, 2015, we had total liabilities of $2,043,046, all current. Total liabilities included $152,082 in accounts payable and accrued liabilities, $12,986 in client prepayments, $452,790 in note payables and $1,425,188 in advances from related parties.

During the nine months ended March 31, 2015, we used funds of $353,136 in our operational activities. During the nine months ended March 31, 2015, we recognized a net loss of $456,501, which was adjusted for depreciation of $48,477, amortization expense of $8,551, impairment loss of $20,421 and loss on disposal of assets of $111,628. During the nine months ended March 31, 2014, we used funds of $69,898 in our operational activities. During the nine months ended March 31, 20144, we incurred a net loss of $294,445 which was adjusted for depreciation of $103,553 and amortization expense of $25,652 and a loss on disposal of assets of $872.

During the nine months ended March 31, 2015, we used $0 to acquire computer equipment. During the nine months ended March 31, 2014, we used $11,777 to acquire computer equipment.

During the nine months ended March 31, 2015, we received $338,979 from our financing activities. During the nine months ended March 31, 2014, we received a net of $122,248 from our financing activities and repaid advances of $10,062.

During the nine months ended March 31, 2015 and 2014, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $299,653 and $90,171, respectively, to support the operations of Prestige. During the nine months ended March 31, 2014, the Company paid Mr. Hung, $10,062 on the funds owed. Mr. Hung is owed $1,217,209 and $917,556 as at March 31, 2015 and June 30, 2014 respectively. Such funds are unsecured and bear no interest, and are due on demand.

During the nine months ended March 31, 2015 and 2014, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $39,326 and $27,567, respectively to Mega to support operations. Ms. Look is owed $207,978 and $168,653 as of March 31, 2015 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from January 1, 2014 through March 31, 2015.

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





                                                               JV GROUP, INC.
                                                                 (Registrant)



Dated: May 26, 2015                          By: /s/ Look  Yuen Ling
                                                 -------------------
                                                     Look Yuen Ling
                                                     President, Chief Executive
                                                     Officer and Chief Financial
                                                     Officer