Form 10-K
period 2015-06-30
JV GROUP, INC.
filed 2015-12-14
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	[___]	Accelerated filer	[___]
Non-accelerated filer (Do not check if a smaller reporting company)	[___]	Smaller reporting company	[_X_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[x]	No	[_]

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on November 3, 2015 was approximately $40,741 based upon the reported closing sale price of such shares on the Over the Counter Bulletin Board for that date.

As of November 3, 2015, there were 98,879,655 shares outstanding of which 582,013 shares were held by non-affiliates.

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

In 2014-2015, JV Group operated primarily as an office service provider, in Hong Kong, through its wholly-owned subsidiary, Prestige.  Prestige provides office space that is fully furnished, equipped and staffed, located at premier addresses in central business districts with convenient access to airports and public transportation. Services include advanced communications system, network access, updated IT and administrative support, as well as a full menu of business services and facilities, such as meeting rooms and video conferencing.

Prestige Prime Office, Ltd. Acquisition

In June 30, 2010, ASPI acquired Prestige Prime Office, Ltd. Under the Acquisition Agreement for Prestige Prime Office, Ltd., ASPI acquired all of the issued and outstanding common stock of Prestige Prime Office, LTD. ("Prestige"), a Hong Kong Special Administrative Region Corporation. As a result of the acquisition, Prestige became a wholly-owned subsidiary of ASPI.  This was accounted for as a reverse merger at the time.

Prestige had one sole shareholder, Mr. Yeung Cheuk Hung. As a result of the acquisition, Mr. Yeung became the majority shareholder of the Company holding approximately 81.21% of the issued and outstanding common stock of the Company at the time of the acquisition.

Mega Action Limited

In fiscal year 2010, we incorporated a new subsidiary, Mega Action Limited, a BVI corporation (the "Subsidiary"). Two of the Company's directors, Yuen Ling Look and Siu Lun Tong, act as directors of Mega Action Limited.

In consideration of $1.00, Mega Action Limited issued the Company one share of Mega Action Limited ("Mega"). There is only one share of Mega share issued and outstanding. Mega is a wholly owned Subsidiary of the Company. Mega operates as a management division of office suites of the Company.  Mega's operational activities are both minimal and solely administrative in nature for the office suites which were offered, but such activity has now ceased due to the discontinued operations of office suites.  Mega does not expect to recognize revenues from its minimal administrative activities.

Leasehold Acquisition

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase a leasehold, as described below, in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note was due on March 1, 2012. The promissory note does not accrue interest.  Despite Prestige's default on the promissory note Huge Earn has not entered into any extension of the promissory note or indicated a willingness to repossess the leases.  Huge Earn is owned by a principal shareholder and deferred any action on the note.

On October 1, 2011, the existing leases with the tenants were transferred to Prestige, as specified in the Agreement.

The leasehold is approximately 4,419 square feet and includes 24 offices and 2 conference rooms.  The Agreement further provided for all furniture, equipment and fixtures to be included in the transfer.  At the time of the exchange approximately 15 offices were leased out and Huge Earn held approximately $57,725 in deposits from these leases.

As part of the transaction and as specified in the Agreement, Prestige entered into a new 3 year lease agreement for the space, from October 1, 2011 through September 30, 2014.  In addition, as part of the acquisition, Prestige took over the existing leases (15 offices) between Huge Earn and its then existing tenants.

The lease agreement for this acquired center was not renewed after the expiry date of September 30, 2014.  The premises of the 10(F) center were handed over to the Landlord on September 30, 2014.  The 12th floor premises lease expires October 30, 2015.

BUSINESS

JV Group's goal in fiscal year 2014-2015 was to be a serviced office provider through its wholly-owned subsidiary, Prestige Prime Office Ltd. in Hong Kong.  Due to the non-renewal lease with one of the former Landlords in September 30, 2014 and the inability to lease offices profitability due to the glut of office space, the Board determined it was in the Company's best interest to terminate its operations and seek other opportunities.  Accordingly, there are no continued operations at this time.

The Company's discontinued operations were wholly unprofitable resulting in zero occupancy at year end and an accrual of $528, 415 in 2015 and $346,620 in 2014.  Assets were reduced to $3,522 after liquidation of the discontinued operations assets, furniture and fixtures.

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

FACTORS AFFECTING FUTURE PERFORMANCE

The factors affecting our future performance changed dramatically as a result of our decision to discontinue the last of our operating businesses in June 2015. Rather than an operating business, our business is to reach satisfactory negotiated settlements with our outstanding creditors, obtain debt and, or, equity finance to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. Although there is no assurance that this series of events will be successfully completed, we believe we can successfully complete an acquisition or merger which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations.

OUR BUSINESS TO FISCAL YEAR END

Office Leasing (until June 30, 2015) We have terminated all leasing operations at June 30, 2015.

The first center (12F) is composed of Units 1211-1212, 12/F, Tower 2at Silvercord, No.30 Canton Road, Tsimshatsui, which is a premier commercial building in Hong Kong. The center is on one floor and occupies approximately 5,000 square feet.  With the experience of operating the first center, Prestige acquired a second center (10F) in the same building from Huge Earn on September 8, 2011.  The second center is of approximately 5,000 square feet and consist of Units 1006-1007, 10/F, Tower 2, Silvercord No. 30 Canton Road, Tsimshatsui, Hong Kong.

The lease for 10(F) center was not renewed after the expiration on September 30, 2014.  There was only lease space available at 12(F) center only during the year ended June 30, 2015.  The Company has decided to terminate the operations for both centers and seek other opportunities after the year ended June 30, 2015.

The table below provides the specifics of each center at the years ended June 30, 2015 and 2014.

	June 30, 2015		June 30, 2014
	10(F)	12(F)	10(F)	12(F)
Total available space	0	3,716 sq ft	3,975 sq ft	3,716 sq ft
Total leased space	0	0	2,608 sq ft	2,771 sq ft
Number of Tenants	0	0	14	9
Average rental rate per square foot	0	0	HK$81	HK$71
Leases expiring in 1 year*	0	0	14	9

* All tenant leases have been terminated.

Leases with tenants provided for monthly rental payments.  Rent included the use of the property and services offered.  Prestige was able to terminate the lease at its discretion and without giving prior notice if the tenant has failed to pay its rent; all other terminations required Prestige giving 30 day notice to the tenant.  If the tenant should give notice of early termination, the tenant was required to still pay all rents due under the remaining term of the lease.

INTELLECTUAL PROPERTY

We do not hold any patents or patent applications.

EMPLOYEES

As of June 30, 2015, we had no employees.  The Company's officers do not have employment agreements at this time. We feel that the relations with our employees are in good standing.

ITEM 1A. RISK FACTORS

You should be aware that there are various risks associated with our business, including the ones discussed below. You should carefully consider these risk factors, as well as the other information contained in this Form 10-K, in evaluating us and our business.

Our business intends to attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be successfully completed. Although there is no assurance, we believe we can successfully complete an acquisition or merger, which will enable us to continue as a going concern. Any acquisition or merger will most likely be dilutive to our existing stockholders.

WE HAVE A SUBSTANTIAL BALANCE OF OUTSTANDING LIABILITIES

At June 30, 2015, we had outstanding liabilities of approximately $2,105,425 due to creditors. We have no assets, no operating business or our source of income from which to pay these creditors. Accordingly we must attempt to negotiate acceptable settlements with these outstanding creditors and then attempt to raise debt and, or, equity funding to finance the payment of the agreed settlements. There can be no assurance that we shall be able to negotiate acceptable settlements with our outstanding creditors or that we shall be able to raise the necessary debt and, or, equity finance to fund any such agreed settlements. If we are unable to settle these liabilities it is unlikely that we will be able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

At June 30, 2015, we had an accumulated deficit of $3,096,380 and a stockholders' deficit of approximately $2,101,903. Future losses are likely to occur as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received a report on our consolidated financial statements for the years ended June 30, 2015 and 2014 from our independent accountants that include an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern. Consistent with our business plan, we plan on reaching satisfactory negotiated settlements with our outstanding creditors, raising additional debt and/or, equity to fund settlements with our creditors and to meet our ongoing operating expenses and attempting to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed. No assurances can be given that we will be successful in acquiring operations, generating revenues or reaching or maintaining profitable operations.

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

Our executive officers, directors, and holders of 5% or more of our outstanding common stock beneficially own approximately 98% of our outstanding common stock. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

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

WE HAVE LIMITED WORKING CAPITAL AND LIMITED CASH FUNDS.

At June 30, 2015, we have total current assets of $3,522, of which $195 is cash on hand and $3,327 are current assets held for sale, consisting of $256 of cash and $3,071 of prepaid expenses.  At June 30, 2015, we have total current liabilities of $2,105,425 out of which $1,902,277 are current liabilities held for sale. We have a working capital deficit of $2,101,903 at June 30, 2015.  During the year ended June 30, 2015, we recognized revenues of $0 and a net loss of $528,415 out of which $444,267 is attributable to loss from discontinued operations with corresponding revenue from discontinued operations of $78,713.

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

FLUCTUATION IN THE VALUE OF THE HONG KONG DOLLAR MAY HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL STATEMENTS.

Our operations have been located in Hong Kong and as such our financial activities are done in Hong Kong Dollars.  In accordance with United States Generally Accepted Accounting Procedures (US GAAP) our financial statements are reported in U.S. Dollars. The value of the Hong Kong Dollar against the U.S. dollar may fluctuate and is affected by, among other things, changes in political and economic conditions. An appreciation of the Hong Kong dollar against the U.S. dollar could result in foreign currency translation losses for financial reporting purposes when we translate our Hong Kong denominated liabilities into U.S. Dollars, as the U.S. Dollar would likely be our reporting currency.

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

OUR STOCK IS THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock are thinly-traded on the OTC Markets Pink, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable.  As a consequence, there are periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.  We cannot give you any assurance that a broader or more active public trading market for our shares of Common Stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  Rule 144 provides in essence that a person who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliated entity after the owner has held the restricted securities for a period of six months.  A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTIES

Our United States mailing address is 7609 Ralston Road, Arvada, Colorado, 80002.  We do not hold this property nor do we have operations at this address.  The Company does not hold any real property.

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

Our common stock's trading symbol is "ASZP".

	High	Low
Year Ended June 30, 2015
September 30, 2014	$0.05	$0.05
December 31, 2014	$0.05	$0.05
March 31, 2015	$0.08	$0.08
June 30, 2015	$0.07	$0.07

	High	Low
Year Ended June 30, 2014
September 30, 2013	$0.03	$0.01
December 31, 2013	$0.02	$0.01
March 31, 2014	$0.03	$0.01
June 30, 2014	$0.02	$0.02

Holders. As of June 30, 2015, there were approximately 130 holders of record of the common stock. We believe that we have approximately 2,000 beneficial owners of our common stock. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Mountain Share Transfer, Inc., P.O. Box 191767, Atlanta, GA, 31119. Mountain Share Transfer's telephone number is (303) 460-1149.

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

Recent Sales of Unregistered Securities

We made the following unregistered sales of our securities from July 1, 2012 through June 30, 2015:

None.

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

The independent registered public accounting firm's report on the Company's consolidated financial statements as of June 30, 2015, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

JV Group's strategy is to seek out a partner for a merger or an operating company seeking the benefits of a publicly traded company. Because the subsidiaries have ceased their activity it will cause the Company to be classified as a shell corporation.

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

The independent registered public accounting firm's report on the Company's financial statements as of June 30, 2015, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

For the Year Ended June 30, 2015 Compared to the Year Ended June 30, 2014

During the year ended June 30, 2015 and 2014, we recognized revenues of $0 and $0 respectively from operations. Revenues from discontinued operations amounted to $78,713 and $612,441 for the years ended June 30, 2015 and 2014 with corresponding cost of revenues of $47,908 and $82,618 respectively.

During the year ended June 30, 2015 we incurred operational expenses of $84,148. During the year ended June 30, 2014 we incurred operational expenses of $61,735. The increase of $22,413 is composed of an increase of $18,306 in accounting and legal costs. During the years ended June 30, 2015 and 2014, we incurred operational expenses of $475,072 and $816,413 respectively in relation to the discontinued operations.

Losses attributable to continuing operations were $84,148 for the year ended June 30, 2015 and $61,735 for the year ended June 30, 2014. Losses attributable to the discontinued operations were $444,267 for the year ended June 30 2015 and $284,885 for the year ended June 30, 2014.

LIQUIDITY

At June 30, 2015, we had total current assets of $3,522 consisting of cash and cash equivalents of $195 and current assets held for sale of $3,327 consisting of $256 in cash and $3,071 in prepaid expenses. At June 30, 2015, we had total liabilities of $2,105,425, all current. Total liabilities included $153,511 in accounts payable and accrued liabilities, $49,637 in advances from related parties and $1,902,277 of current liabilities held for sale, consisting of $4,087 in accounts payable and accrued liabilities, $12,987 in prepayments, $452,790 in notes payable to related party and $1,432,413 in advances from related parties.

During the year ended June 30, 2015, we used funds of $46,642 in our operational activities.  During the year ended June 30, 2015, we recognized a net loss from continuing operations of $84,148.The operational loss due to discontinued operations was $444,267. During the year ended June 30, 2014, we used funds of $37,765 in our operational activities. The discontinued operations used $349,035 and $52,526 in operating funds during the years ended June 30, 2015 and June 30, 2014 respectively. During the year ended June 30, 2014, we incurred a net loss from continuing operations of $61,735. The corresponding loss attributable to discontinued operations was $284,885.

During the year ended June 30, 2015, we used $0 to acquire computer equipment. During the year ended June 30, 2014, the discontinued operations used $11,562 to acquire computer equipment.

During the year ended June 30, 2015, we received $15,816 from our financing activities. During the year ended June 30, 2015 the discontinued operations provided $380,025 from financing activities. During the year ended June 30, 2014, we received a net of $27,950 from our financing activities. During this same period we received $72,898 from financing activities from the discontinued operations.

During the year ended June 30, 2015 and 2014, the discontinued operations received $380,025 and 72,898 to support operations and the total liabilities for these advances are $1,432,413 and 1,052,388, respectively.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements. We do have two subsidiaries that are not presented in a consolidated financial statement due to their operations having been discontinued.

Short Term

Since we have ceased operations there is no revenue coming in to the Company however, there will be limited ongoing expenses that will need to be covered. For short term needs we will be dependent on receipt, if any, of offering proceeds and/or loans from officers/stockholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Our financial statements and supplementary data are included herein commencing on page 19.

JV GROUP, INC.

FINANCIAL STATEMENTS

For the years ended June 30, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

JV Group, Inc.

Arvada, Co.

We have audited the accompanying consolidated balance sheets of JV Group, Inc. and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended June 30, 2015. JV Group, Inc's management is responsible for these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JV Group, Inc. and subsidiaries as of June 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two year period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern.

Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM, LLP

December 9, 2015.

Henderson, Nevada

JV GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US Dollars)
(Audited)
	June 30,	June 30,
	2015	2014

ASSETS

Current assets

Cash and cash equivalents	$195	$255
Current assets held for sale	3,327	262,571

Total current assets	3,522	262,826

Total assets	$3,522	$262,826

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$153,511	116,005
Advances, related parties	49,637	33,821
Current liabilities -discontinued operations	1,902,277	1,686,264

Total current liabilities	2,105,425	1,836,090

Total liabilities	2,105,425	1,836,090

Stockholders' deficit

Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares	-	-
issued and outstanding.
Common stock, $0.01 par value: 1,000,000,000 shares authorized	988,797	988,797
98,879,655 shares issued and outstanding at
June 30, 2015 and June 30, 2014 respectively
Other comprehensive income	5,680	5,904
Accumulated deficit	(3,096,380)	(2,567,965)

Total stockholders' deficit	(2,101,903)	(1,573,264)

Total liabilities and stockholders' deficit	$3,522	$262,826

The accompanying notes are an integral part of these financial statements

JV GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
(Amounts in US Dollars)
(Audited)

	June 30,
	2015	2014

Revenue	$-	$-

Operating expenses

General and administrative	84,148	61,735

Loss from continuing operations	(84,148)	(61,735)

Loss from discontinued operations, net of tax	(444,267)	(284,885)
Total loss from discontinued operations	(444,267)	(284,885)

Net loss	$(528,415)	$(346,620)

Other comprehensive income
Foreign currency translation adjustment	(224)	112
Total comprehensive loss	(528,639)	(346,508)

Basic and diluted loss per weighted average common share
Continuing operations	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)
Total loss per weighted average common share	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic and diluted	98,879,655	98,879,655

The accompanying notes are an integral part of these financial statements

JV GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Amounts in US Dollars)
(Audited)

						Accumulated
	Preferred Stock		Common Stock		Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Deficit	Profit / (Loss)	Total

Balance, June 30, 2013	-	-	98,879,655	988,797	(2,221,345)	5,792	(1,226,756)

Foreign currency translation	-	-	-	-	-	112	112

Net loss	-	-	-	-	(346,620)	-	(346,620)

Balance, June 30, 2014	-	-	98,879,655	988,797	(2,567,965)	5,904	(1,573,264)

Foreign currency translation	-	-	-	-	-	(224)	(224)

Net loss	-	-	-	-	(528,415)	-	(528,415)

Balance, June 30, 2015	-	-	98,879,655	$988,797	$(3,096,380)	$5,680	$(2,101,903)

The accompanying notes are an integral part of these financial statements

JV GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2015 AND 2014
(Amounts in US Dollars)
(Audited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(84,148)	$(61,735)

Adjustments to reconcile net loss to net cash
used in operating activities:	-

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	37,506	23,970
Total cash flow used in operating activities	(46,642)	(37,765)

CASH FLOW FROM FINANCING ACTIVITIES

Advances from related parties	15,816	27,950
Cash provided by financing activities	15,816	27,950

CASH FLOW PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash provided by operating activities	(349,035)	(52,526)
Net cash provided by investing activities	-	(11,562)
Net cash provided by financing activities	380,025	72,898
Net cash provided by (used by) discontinued operations	30,990	8,810

Effect of exchange rate changes on cash	(224)	945

NET CHANGE IN CASH	(60)	(60)

CASH AT BEGINNING OF PERIOD	255	315

CASH AT END OF PERIOD	$195	$255

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-
Disposal of fixed and intangible assets held for sale	$199,074	$-

The accompanying notes are an integral part of these financial statements

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Company History

ASPI, Inc. ("APSI") was formed in Delaware in September 29, 2008.  On April 25, 2012, ASPI filed an amendment to its Certificate of Incorporation to change its name from ASPI, Inc. to JV Group, Inc. ("JV Group." or the "Company"))  In addition, at that time, JV Group increased the number of authorized common shares from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

Business

JV Group has made a strategic shift by discontinuing its office space leasing operations effective October 2015, and is looking to merge with or acquire an existing company or acquire the technology to begin new operations.

The Company's business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Historically, JV Group  operated primarily as an office service provider through its wholly-owned subsidiary, Prestige Prime Office, Limited ("Prestige"). As of the date of theses financial statement Prestige had ceased all operating activities due to a strategic shift and the Company is now classified as a shell corporation.

The Company also has a second wholly owned subsidiary, Mega Action Ltd., a British Virgin Island corporation which has no business activities.

As of June 30, 2015,  the Company is seeking to divest itself of these subsidiaries.

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

NOTE 2 - DISCONTINUED OPERATIONS

As of June 30, 2015 the business activities of Prestige Prime Office, Limited have been discontinued. There are no revenues and only lease obligations to be considered in the future. The lease obligations terminate in November of 2015. Because Mega Action Limited was formed to be the management arm of Prestige Prime Office, Limited there was no further reason to keep it as a separate entity. On this basis the current reporting includes both Prestige Prime Office, Limited and Mega Action Limited as discontinued operations. All references to discontinued operations contain the net result of combining these two entities. There are nominal assets and significant liabilities in the subsidiaries and management has deemed that the only appropriate action is to abandon these subsidiaries effective as of June 30, 2015.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the years

	June 30	June 30,
Discontinued operations:	2015	2014

Revenue	$78,712	$612,441

Loss from discontinued operations
	$444,267	$284,885

Income tax expense (benefit)	$-	$-

Loss from discontinued operations	$444,267	$284,885

Assets and Liabilities of Discontinued Operations

The assets and liabilities of the discontinued operations are set forth as follows:

	Schedule of discontinued operations
	F Y E June 30, 2014			F Y E June 30, 2015
	Prestige	Mega	Total	Prestige	Mega	Total
Cash	$14,935	$76	$15,011	$160	$96	$256
Prepaid	48,486	-	48,486	3,071		3,071
P P & E	190,523	-	190,523	-	-	-
Intangibles	8,551	-	8,551	-	-	-
Total discontinued assets	$262,495	$76	$262,571	$3,231	$ 96	$3,327

Accts Payable & Accrued Expenses	$180,183	$903	$181,086	$16,171	$904	$17,075
Notes Payable	452,790		452,790	452,790	-	452,790
Related party payable	917,555	134,833	1,052,388	1,265,460	166,952	1,432,412
Total discontinued liabilities	$1,550,528	$135,736	$1,686,264	$1,734,421	$167,856	$1,902,277

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value.  The Company maintains its cash in institutions outside of the U.S. without FDIC insurance.  HK deposits may have some limited HK deposit insurance.  The Company carries minimal cash balances.

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

In addition to defining fair value, the standard expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.  Each fair value measurement is reported in one of the three

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

levels which are determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). Since the Company has no ongoing operations there is no revenue to be recognized either in the parent Company or its subsidiaries.

Advertising
The Company does no active advertising.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 2660-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares issued or outstanding during the years ended June 30, 2015 and June 30, 2014.

Impairment of Long Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company's long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is generally determined using the asset's expected future discounted cash flows or market value, if readily determinable. If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company's overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company's stock price for a sustained period of time; and (vi) regulatory changes. The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, are included in operating expense in the accompanying statements of income and comprehensive income (loss).

Stock-Based Compensation

The Company accounts for stock-based compensation using an estimate of value on the grant date in accordance with the fair value method. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which generally is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation method applies to new grants and to grants that were outstanding as of the effective date and are subsequently modified.

Other
Comprehensive Income (Loss)

The Company has no elements of Comprehensive Income or (Loss).

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

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of June 30, 2015 and 2014, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

            United States

JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended June 30, 2015 and 2014.

BVI

Mega is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Prestige is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is subject to the tax rate 16.5%. However, due to the Company sustaining losses, the Company's effective tax rate is zero.

Upon successful divestiture of the subsidiaries Management is of the opinion that there will be no remaining tax liability or benefit from either subsidiary.

Recent Accounting Pronouncements

There were various other accounting standards and interpretations issued in 2015 and 2014, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

NOTE 4 - GOING CONCERN

The Company's financial statements for the years ended June 30, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a loss from continuing operations of $84,148 for the year ended June 30, 2015. The Company reported a net loss due to discontinued operations of $444,267 and an accumulated deficit of $3,096,380 for the same period. At June 30, 2015, the Company had total assets of $3,522 and total liabilities of $2,105,425 for a working capital deficit of $2,101,903. Out of these, current assets held for sale were $3,327 and the current liabilities held for sale were $1,902,277.

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

As of June 30, 2015 the Company has effectively ceased all of its operations which has resulted in the Company being classified as a shell corporation.0The Company is investigating other opportunities that may have plausible viable ability to promote future business for the Company. There are no assurances whatsoever that any of these opportunities will prove to have merit.

NOTE 5 - PROPERTY AND EQUIPMENT

This footnote relates solely to the discontinued operations.

At June 30, 2015 and June 30, 2014, Property and Equipment consisted of:

	June 30, 2015	June 30, 2014

Furniture and Fixtures	$ 0	$ 598,782
Office Equipment	0	138,410
Computer Equipment	0	24,701
	0	761,894
Accumulated Depreciation	0	(571,371)
Total	$ 0	$ 190,523

Property and equipment held by Prestige have an original cost basis valued in Hong Kong Dollars. During the year ended June 30, 2015, furniture and fixture values decreased by $268,320 and related accumulated depreciation was reduced by $156,692 due to the disposition of furniture and fixtures that were surrendered in relation to the non-renewal of the lease on 10/F and disposal of office equipment. The difference of $111,628 is accounted for as a loss on disposal of assets on the income statement. Due to the cessation of operations management concluded the necessity of showing impairment on the value of the remaining assets. To accomplish this impairment the value of Furniture and Fixtures has been reduced

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

by $330,463 and Office and Computer Equipment has been reduced by $160,015. The related depreciation accounts have been reduced by $461,609. The loss on this impairment of $28,868 has been reported on the income statement as an Impairment loss. Other changes in value are a result of foreign currency exchange differences. During the years ended June 30, 2015 and 2014 depreciation expense was $50,026 and $138,170.

NOTE 6 - ADVANCES, RELATED PARTIES

During the year ended June 30, 2015 and, 2014, Ms. Look, an officer and director of the Company and manager of Mega, advanced additional funds of $15,816 and $27,950 respectively to the Company. She is owed $49,637 and $33,821 as of June 30, 2015 and June 30, 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the year ended June 30, 2015 and 2014 Mega, a BVI company which Ms. Look manages, advanced $30,465 and $9,755 respectively. The Company owed Mega $161,760 and $130,995 at the respective year ends.

On October 1, 2011 the Company issued 25,000,000 shares of its common stock valued at $250,000 to Huge Earnings Inc. This stock issuance was done on behalf of Prestige and is carried on the books as loan to Prestige. This amount is netted against the liabilities to Ms. Look and Mega.

NOTE 7 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At June 30, 2015 and 2014, the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the years ended June 30, 2015 and June 30, 2014, the Company did not issue any shares of its common stock.

NOTE 8 - TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The Company is subject to US and foreign income taxes. Historically, the Company has had no net taxable income, and therefore has paid no income tax.

As of June 30, 2015 and 2014, the Company had a net operating loss (NOL) carryforward of approximately $416,814 and $332,666 related to the Company's continuing entity JV Group, Inc. The NOL carryforward begins to expire in various years through 2030. Because management is unable to determine that it is more likely than not that the Company will realize the tax benefit related to the NOL carryforward, by having future taxable income, a full valuation allowance has been established at June 30, 2015  to reduce the tax benefit asset value to zero.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

(Amounts in USD)

(Audited)

Components of net deferred tax assets, including a valuation allowance, are as follows at June 30th:

	2015	2014
Deferred tax assets:
Federal deferred tax assets	145,885	116,433
Valuation allowance	(145,885)	(116,433)
Total deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of June 30, 2015 and 2014 was 145,885 and $116,433, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of June 30, 2015 and 2014, and recorded a full valuation allowance.

Corporate tax returns for the United States for the years 2011 and forward remain open for examination by the Internal Revenue Service.

NOTE 9 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended June 30, 2015 through October 27, 2015 and has determined that it is in the Company's best interests to terminate its operations. With this decision the rental agreement was renewed only through November 2015.

The Company is currently evaluating possibilities for new ventures or possibly merging with another company however nothing definitive is in process.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 23, 2015, De Joya Griffith, LLC notified the Company that one or more of its principals joined the accounting firm of RBSM, LLP.  As a result of the transaction, on July 28, 2015, De Joya resigned as the Company's independent registered public accounting firm and the Company engaged RBSM, LLP as the Company's independent registered public accounting firm.  The engagement of RBSM was approved by the Company's Board of Directors.

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

Management's Annual Report On Internal Control Over Financial Reporting

Our management, including the Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use of disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. Based on this assessment, management believes that as of June 30, 2015, our internal control over financial reporting is not effective based on those criteria.

Specifically, management's evaluation identified the following material weaknesses, which existed as of June 30, 2015:

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

We believe that our weaknesses in internal control over financial reporting and our disclosure controls relate in part to the fact that we are a small reporting business with limited personnel. Management and the Board of Directors believe that the Company would need to allocate additional human and financial resources to address these matters, which at this time the Company does not have the financial capability to remediate.  Management can give no assurances that it will ever be able to remediate such material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

As of June 30, 2015, our directors and officers were:

NAME	AGE	POSITION

Yuen Ling Look	48	President, Chief Executive Officer, Chief Financial Officer and Director
Siu Fong Kelly Yeung	46	Director
Siu Lun Tong	53	Director

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

Mr. Tong brings to the Board of Directors both his business experience, but also his experience and skills in business management.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act requires our Officers and Directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of such reports received, and representations from certain reporting persons, we believe that, during the fiscal year ended June 30, 2015, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners had not been filed in compliance with all applicable requirements. Further the Company is aware that greater than 10% beneficial owners Top Growth Holdings Group, Inc., Mr. Yeung Cheuk Hung and Mr. Po Shu Michael Choy had also not complied with the Section 16(a) filing requirements.

CODE OF ETHICS

Due to the limited scope of our current operations, we have not adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar function.
ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid by the Company to its sole officer for the fiscal years ended June 30, 2015, 2014 and 2013 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yuen Ling Look	2015 2014 2013	$-0- $-0- $-0-	$-0- $-0- $-0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$ -0- $ -0- $ -0-	$-0- $-0- $-0-	$-0- $-0- $-0-	$-0- $-0- $-0-

Ms. Look does not have a compensation agreement with the Company at this time.

EMPLOYMENT AND CONSULTING AGREEMENTS

There were no employment contracts or consulting agreements with our directors or officers during the fiscal year ended June 30, 2015.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to the Company's directors during the years ended June 30, 2015 and 2014:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Yuen Ling Look	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Siu Fong Kelly Yeung	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Siu Lun Tong	2015	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-
	2014	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following tables set forth certain information regarding beneficial ownership of our common stock, as of June 30, 2015, by:

•         each person who is known by JV Group to own beneficially more than 5% of the Company's outstanding common stock,

•         each of the Company's named executive officers and directors, and

•         all executive officers and directors as a group.

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

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	NUMBER OF SHARES	PERCENT OF OUTSTANDING(4)

Yuen Ling Look (2) President and Director	13,108,000	13.25%

Top Growth Holdings Group, Inc. (2)	13,108,000	13.25%

Siu Fong Kelly Yeung Director	0	0%

Siu Lun Tong Director	0	0%

Yeung Cheuk Hung (3)	60,000,000	60.67%

Po Shu Michael Choy	25,000,000	25.28

All executive officers and directors as a group, 3 people.	13,108,000	13.25%

(1)    The above officers and directors' address is c/o JV Group, Inc. 7609 Ralston Road, Arvada, Colorado, 80002.

(2)    Ms. Look is the beneficial owner of Top Growth Holdings Group, Inc., which holds 13,108,000 shares of the Company's common stock.

(3)    Mr. Hung is a manager of Prestige, the Company's wholly-owned subsidiary.

(4)    Based on 98,879,655 shares of the Company's common stock issued and outstanding at June 30, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the years ended June 30, 2015 and 2014, Mr. Yeung Cheuk Hung, the manager of Prestige and the majority shareholder of the Company, has advanced funds of $347,904 and $90,171, respectively, to support the operations of Prestige. During the year ended June 30, 2015, the Company paid Mr. Hung, $0 on the funds owed.  The Company owes him $1,265,461 and $917,556 as of June 30, 2015 and 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2015 and 2014, Ms. Look, an officer and director of the Company and the manager of Mega, advanced funds of $47,935 and $37,831, respectively to Mega to support operations.  Ms. Look is owed $216,589 and $168,653 as of June 30, 2015 and 2014, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the years ended June 30, 2015 and 2014, Top Growth Holdings Group, Inc., an affiliate and entity of which Ms. Look, an officer and director of the Company, advanced $0 and $0, respectively to the Company. At June 30, 2015, Top Growth Holdings Group, Inc. is owed $0.

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited ("Huge Earn") to purchase certain leaseholds in exchange for 25,000,000 of shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance.  At the direction of Huge Earn, the promissory note and the

shares were issued to Po Shu Michael Choy, making him an affiliate of the Company.   The promissory note was due on March 1, 2012, but Mr. Choy has deferred any default call, due to his position as a significant shareholder.  At the time of this filing, the promissory note is still outstanding.  The promissory note does not accrue interest.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. RBSM, LLC ("RBSM") is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining RBSM's independence. The engagement of our independent registered public accounting firm was approved by our board of directors functioning as our audit committee prior to the start of the audit of our consolidated financial statements for the year ended June 30, 2015.

The following table represents aggregate fees billed to the Company for the years ended June 30, 2015 and 2014.

	Year Ended June 30,
	2015	2014
Audit Fees	$38,188	$27,250

Audit-related Fees	$0	$0

Tax Fees	$0	$0

All Other Fees	$0	$0
Total Fees	$38,188	$27,250

All audit work was performed by the auditors' full time employees.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS

The following is a complete list of exhibits filed as part of this Form 10‑K.  Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S‑K.

EXHIBIT NUMBER	DESCRIPTION

2.1	Agreement and Plan of Merger and Reorganization Into Holding Company**
2.2	Acquisition Agreement By and Among ASPI, Inc. and Prestige Prime Office, Ltd. and Its Shareholders ***
10.1	Agreement by and between Prestige Prime Office, Ltd. and Huge Earn Investments Limited, dated September 8, 2011****
21.1	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*
101.INS	XBRL Instance Document (1)*
101.SCH	XBRL Taxonomy Extension Schema Document (1)*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)*

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

JV GROUP, INC.

Date: December 14, 2015

By: /s/ Yuen Ling Look

Yuen Ling Look, President,
Chief Executive Officer (Principal Executive Officer and
Chief Financial Officer  (Principal Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 14, 2015
JV GROUP, INC.

/s/ Yuen Ling Look

Yuen Ling Look, Director

/s/ Siu Fong Kelly Yueng

Siu Fong Kelly Yeung, Director

/s/ Siu Lun Tong

Siu Lun Tong, Director