Form 10-Q
period 2015-09-30
JV GROUP, INC.
filed 2016-02-05
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q

_________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                             For the quarterly period ended September 30, 2015

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

Yes	[x]	No	[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[x]	No	[_]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[x]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[_]	No	[x]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of January 29, 2016, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

JV GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in US Dollars)

	September 30,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$180	$195
Current assets held for sale	3,218	3,327

Total current assets	3,398	3,522

Total assets	$3,398	$3,522

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$155,819	153,511
Advances, related parties	49,637	49,637
Current liabilities - discontinued operations	1,950,283	1,902,277

Total current liabilities	2,155,739	2,105,425

Total liabilities	2,155,739	2,105,425

Stockholders' deficit

Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares	-	-
issued and outstanding.
Common stock, $0.01 par value: 1,000,000,000 shares authorized	988,797	988,797
98,879,655 shares issued and outstanding at
September 30, 2015 and June 30, 2015
Other comprehensive income	5,680	5,680
Accumulated deficit	(3,146,818)	(3,096,380)

Total stockholders' deficit	(2,152,341)	(2,101,903)

Total liabilities and stockholders' deficit	$3,398	$3,522

See accompanying notes to condensed consolidated financial statements.

JV GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in US Dollars)
(Unaudited)
	For the three months
	ended
	September 30,
	2015	2014

Revenue	$-	$-

Operating expenses

General and administrative	2,322	23,034
Loss from continuing operations	(2,322)	(23,034)

Loss from discontinued operations net of tax	(48,116)	(228,340)
Total loss from discontinued operations	(48,116)	(228,340)

Net loss	(50,438)	(251,374)

Other comprehensive income

Foreign currency translation adjustment	-	-

Total comprehensive loss	$(50,438)	$(251,374)

Basic and diluted loss per weighted average common share
Continuing operations	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)
Total loss per weighted average common share	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic	98,879,655	98,879,655

Diluted	98,879,655	98,879,655

See accompanying notes to condensed consolidated financial statements.

JV GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Amounts in US Dollars)
(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(2,322)	$(23,034)

Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	2,307	13,143
Total cash flow used in operating activities	(15)	(9,891)

CASH FLOW PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash used in operating activities	(36,488)	(194,011)
Net cash provided by financing activities	36,488	203,947
Net cash provided by discontinued operations	-	9,936

Effect of exchange rate changes on cash	-	(60)

NET CHANGE IN CASH	(15)	(15)

CASH AT BEGINNING OF PERIOD	195	255

CASH AT END OF PERIOD	$180	$240

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to condensed consolidated financial statements.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

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

The Company's business is to pursue a business combination through acquisition, or merger with, an existing company. On December 22, 2015, the Company filed form 8-K with the Securities and Exchange Commission outlining its intention to effect a sale of approximately 96% of its outstanding common shares to Arcus Mining Holdings Limited a Seychelles International Business Company. The closing is anticipated to be in late January 2016. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Historically, JV Group operated primarily as an office service provider through its wholly-owned subsidiary, Prestige Prime Office, Limited ("Prestige"). As of the date of these financial statements Prestige had ceased all operating activities due to a strategic shift and the Company is now classified as a shell corporation.

The Company also has a second wholly owned subsidiary, Mega Action Ltd., A British Virgin Island corporation which has no business activities.

As of September 30, 2015 the Company is seeking to divest itself of these subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of JV Group, Inc., a Delaware corporation, its wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige, a Hong Kong Special Administrative Region Corporation (JV Group and its subsidiaries are collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The following (a) balance sheets as of September 30, 2015 (unaudited) and June 30, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the U.S.  ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three  months ended September 30, 2015 are not necessarily indicative of results that may be expected for the year ending June 30, 2016. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2015 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 14, 2015. There have been no significant changes to such accounting policies during the three months ended September 30, 2015.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in USD)

(Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS

As of September 30, 2015 the business activities of Prestige Prime Office, Limited have been discontinued. There are no revenues and only lease obligations to be considered in the future. The lease obligations terminate in February of 2016. Because Mega Acton Limited was formed to be the management arm of Prestige Prime Office, Limited there was no further reason to keep it as a separate entity. On this basis the current reporting includes both Prestige Prime Office, Limited and Mega Action Limited as discontinued operations. All references to discontinued operations contain the net result of combining these two entities. There are nominal assets and significant liabilities in the subsidiaries and management has deemed that the only appropriate action is to abandon these subsidiaries effective as of September 30, 2015.

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the quarters

	September 30,		September 30,
Discontinued operations	2015		2014

Revenues	$-		$78,713
Loss from discontinued operations	$48,116		$228,340
Income tax expense (benefit)	$-	$
Net loss from discontinued operations	$48,116		$228,340

The assets and liabilities of the discontinued operations are set forth as follows:

	Schedule of discontinued operations
	Quarter ended September 30, 2015			F Y E June 30, 2015
	Prestige	Mega	Total	Prestige	Mega	Total
Cash	180	6	186	160	96	256
Prepaid	3,032	-	3,032	3,071		3,071
P P & E	-	-	-
Intangibles	-	-	-	-		-
Total discontinued assets	3,212	6	3,218	3,321	96	3,327

Accts Payable & Accrued Expenses	27,691	903	28,594	16,171	904	17,075
Notes Payable	452,790		452,790	452,790		452,790
Related party payable	1,301,947	166,952	1,468,899	1,265,460	166,952	1,432,412
Total discontinued liabilities	1,782,428	167,855	1,950,283	1,734,421	167,856	1,902,277

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in USD)

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value.  The Company maintains its cash in institutions outside of the U. S. without FDIC insurance, HK deposits may have some limited HK deposit insurance. The Company carries minimal cash balances.

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

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in USD)

(Unaudited)

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

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). Since the Company has no ongoing operations there is no revenue to be recognized either in the parent Company nor its subsidiaries.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares issued or outstanding during the three months ended September 30, 2015 and 2014.

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

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in USD)

(Unaudited)

Other Comprehensive Income (Loss)

The Company has no elements of Comprehensive Income or (Loss) for the three months ended September 30, 2015 and 2014.

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

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of September 30, 2015 and June 30, 2015, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

United States

JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the quarters ended September 30, 2015 and 2014.

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

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in USD)

(Unaudited)

NOTE 4 - GOING CONCERN

The Company's financial statements for the quarters ended September 30, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a loss from continuing operations of $2,322 for the quarter ended September 30, 2015. The Company reported a net loss due to discontinued operations of $48,116 and an accumulated deficit of $3,146,818 for the same period. At September 30, 2015, the Company had total assets of $3,398 and total liabilities of $2,155,739 for a working capital deficit of $2,152,341 Out of these, current assets held for sale were $3,218 and the current liabilities held for sale were $1,950,283.

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

As of June 30, 2015 the Company has effectively ceased all of its operations which has resulted in the Company being classified as a shell corporation. On December 22, 2015, the Company filed form 8-K with the Securities and Exchange Commission outlining its intention to effect a sale of approximately 96% of its outstanding common shares to Arcus Mining Holdings Limited a Seychelles International Business Company. The closing is anticipated to be in late January 2016. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 5 - ADVANCES, RELATED PARTIES

During the quarter ended September 30, 2015 and, 2014, Ms. Look, an officer and director of the Company and manager of Mega, advanced no additional funds to either the Company or its subsidiary Mega during the three months ended September 30, 2015 and 2014. Ms. Look is owed a principle balance of $49,637 and $49,637 as of September 30, 2015 and June 30, 2015, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the three months ended September 30, 2015 and 2014, Mega, a BVI company which Ms. Look manages, advanced nil and $9,876 respectively. The Company owes Mega $161,760 as of September 30, 2015 and June 30, 2015, respectively.

During the quarter ended September 30, 2015 and 2014, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, advanced funds of $36,488 and $203,947, respectively. The advances were attributable and used by the Company's discontinued operations. Mr. Hungis owed $1,301,947 and $1,265,460 as on September 30, 2015 and June 30, 2015 respectively, which is included in the current liabilities of discontinued operations.

During the quarter ended September 30, 2015 and 2014, Ms. Look advanced funds of $- and $10,191 respectively to the discontinued operations of the Company. Ms. Look is owed $166,952 as of September 30, 2015 and June 30, 2015, which is included in the current liabilities of discontinued operations.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

September 30, 2015

(Amounts in USD)

(Unaudited)

NOTE 6 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At September 30, 2015 and June 30, 2015 the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the period ended September 30, 2015 the Company did not issue any shares of its common stock.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the quarter ended September 30, 2015 through the date of filing and has following events.

On December 22, 2015, the Company filed form 8-K with the Securities and Exchange Commission outlining its intention to effect a sale of approximately 96% of its outstanding common shares to Arcus Mining Holdings Limited a Seychelles International Business Company. The closing is anticipated to be in late January of 2016. No assurances can be given that the Company will be successful in locating or negotiating and completing a merger/sale transaction with Arcus Mining Holdings Limited or an other target company.

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

PLAN OF OPERATIONS

JV Group's strategy is to seek out a partner for a merger or an operating company seeking the benefits of a publicly traded company. Because the subsidiaries have ceased their activity it will cause the Company to be classified as a shell corporation

The Company will need substantial additional capital to support its budget. The Company has had minimal revenues. The Company has no committed source for any funds as of date hereof. In the event funds cannot be raised when needed, the Company may not be able to carry out its business plan, may never achieve sales or royalty income, and could fail in business as a result of these uncertainties.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

During the three months ended September 30, 2015 and 2014, we recognized revenues of $0 and $0 respectively from operations. Revenues from discontinued operations amounted to $0 and $78,713 for the quarters ended September 30, 2015 and 2014 with corresponding cost of revenues of $9,465 and $19,482 respectively.

During the three months ended September 30, 2015, we incurred operational expenses of $2,323. During the three months ended September 30, 2014, we incurred $23,034 in operational expenses.  The decrease of $20,711 was a result of audit and legal services not received until after September 30, 2015. During the quarters ended September 30, 2015 and 2014 we incurred operational expenses of $38,651 and 208,858 respectively in relation to the discontinued operations.

Losses attributable to continuing operations were $2,323 for the quarter ended September 30, 2015 and $23,034 for the quarter ended September 30, 2014. Losses attributable to the discontinued operations were $48,116 for the quarter ended September 30, 2015 and $228,340 for the quarter ended September 30, 2014.

LIQUIDITY

At September 30, 2015, we had total current assets of $3,398 consisting of $180 in cash and cash equivalents and $3,218 current assets held for sale. At September 30, 2015, we had total liabilities of $2,155,739, all current. Total liabilities included $155,819 in accounts payable, $49,637 in advances from related parties and $1,950,283 in current liabilities of discontinued operations.

During the three months ended September 30, 2015, we used funds of $2,323 in our operational activities which was offset by an increase of $2,308 in accounts payable resulting in a net decrease in cash of $15.  During the three months ended September 30, 2014, we used funds of $23,034 in our operations activities which was partially offset by a $13,143 increase in accounts payable resulting in a net decrease in cash of $9,891. The operational loss due to discontinued operations was $48,116 which was partially offset by changes in current assets and liabilities of $11,628 for a net decrease in cash of $36,448..During the three months ended September 30, 2014, the operational loss due to discontinued operations was $228,340 which was increased by changes in current assets and liabilities of $112,040 and reduced by depreciation and amortization charges of $38,868 and loss on disposal of assets of $107,501 for a net change in cash of ($194,011).

During the three months ended September 30, 2015 and 2014, we received $0 and $0 from our financing activities.  During the three months ended September 30, 2015 and 2014, we received $36,488 and $203,947 respectively from our financing activities attributable to discontinued operations

During the three months ended September 30, 2015 and 2014 we used $0 from our investing activities respectively. During the same period investing activities from discontinued operations used $0 and $0 respectively.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Short Term

Since we have ceased operations there is no revenue coming in to the Company, however, there will be limited ongoing expenses that will need to be covered. For short term needs we will be dependent on receipt, if any, of offering proceeds and/or loans from officers and stockholders..

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Based on the foregoing evaluation, our Chief Executive Officer has concluded that our disclosure controls and procedures are not effective in timely alerting them to material  information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management,  including our Chief Executive Officer, to allow timely decisions regarding required disclosure as a result of the potential deficiency in our internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from June 30, 2015 through September 30, 2015.

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

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema Document (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

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

JV GROUP, INC.

(Registrant)

Dated:  February 5, 2016

By: /s/ Look  Yuen Ling

Look Yuen Ling

President, Chief Executive Officer and

Chief Financial Officer