Form 10-Q/A
period 2015-09-30
JV GROUP, INC.
filed 2016-02-05
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q/A

Amendment No. 1

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

Explanatory Note

This Amendment to the Quarterly Report on Form 10Q ("Amendment") amends the Quarterly Report on Form 10-Q of JV Group, Inc. (the "Company") for the quarter ended September 30, 2015 (the "Original Filing"), that was originally filed with the U.S. Securities and Exchange Commission on February 5, 2016.  This Amendment is being filed to submit Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Filing in any way.

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