Form 10-Q
period 2015-12-31
JV GROUP, INC.
filed 2016-02-19
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________

FORM 10Q

_________________

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                             For the quarterly period ended December 31, 2015

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

As of February 17, 2016, there were 98,879,655 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

JV GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in US Dollars)

	December 31,	June 30,
	2015	2015
	(Unaudited)
ASSETS

Current assets

Cash and cash equivalents	$165	$195
Current assets - discontinued operations	3,142	3,327

Total current assets	3,307	3,522

Total assets	$3,307	$3,522

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities

Accounts payable and accrued liabilities	$189,735	153,511
Advances, related parties	75,408	49,637
Current liabilities - discontinued operations	2,001,488	1,902,277

Total current liabilities	2,266,631	2,105,425

Total liabilities	2,266,631	2,105,425

Stockholders' deficit

Preferred stock, $0.01 par value: 25,000,000 shares authorized, no shares	-	-
issued and outstanding.
Common stock, $0.01 par value: 1,000,000,000 shares authorized	988,797	988,797
98,879,655 shares issued and outstanding at
December 31, 2015 and June 30, 2015
Other comprehensive income	5,648	5,680
Accumulated deficit	(3,257,769)	(3,096,380)

Total stockholders' deficit	(2,263,324)	(2,101,903)

Total liabilities and stockholders' deficit	$3,307	$3,522

See accompanying notes to unaudited condensed consolidated financial statements.

JV GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Amounts in US Dollars)
(Unaudited)

	For the three months		For the six months
	ended		ended
	December 31,		December 31,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating expenses

General and administrative	61,683	31,357	64,005	54,391
Loss from continuing operations	(61,683)	(31,357)	(64,005)	(54,391)

Loss from discontinued operations net of tax	(49,268)	(81,773)	(97,384)	(310,113)
Total loss from discontinued operations	(49,268)	(81,773)	(97,384)	(310,113)

Net loss	(110,951)	(113,130)	(161,389)	(364,504)

Other comprehensive income

Foreign currency translation adjustment	(32)	(96)	(32)	(156)

Total comprehensive loss	$(110,983)	$(113,226)	$(161,421)	$(364,660)

Basic and diluted loss per weighted average common share
Continuing operations	(0.00)	(0.00)	(0.00)	(0.00)
Discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Total loss per weighted average common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding:

Basic	98,879,655	98,879,655	98,879,655	98,879,655

Diluted	98,879,655	98,879,655	98,879,655	98,879,655

See accompanying notes to unaudited condensed consolidated financial statements.

JV GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31,
(Amounts in US Dollars)
(Unaudited)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss from continuing operations	$(64,005)	$(54,391)

Adjustments to reconcile net loss to net cash
used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	36,224	27,755
Total cash flow used in operating activities	(27,781)	(26,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from related parties	25,771	-
Total cash provided by financing activities	25,771	-

CASH FLOW PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
Net cash used in operating activities	(48,514)	(254,946)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	50,526	281,708
Net cash provided by discontinued operations	2,012	26,762

Effect of exchange rate changes on cash	(32)	(156)

NET CHANGE IN CASH	(30)	(30)

CASH AT BEGINNING OF PERIOD	195	255

CASH AT END OF PERIOD	$165	$225

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION

Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

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

Business

JV Group has made a strategic shift by discontinuing its office space leasing operations effective October 2015, and is looking to merge with or acquire an existing company or acquire the technology to begin new operations. The Company's business is to pursue a business combination through acquisition, or merger with, an existing company. On December 22, 2015, the Company filed form 8-K with the Securities and Exchange Commission outlining its intention to effect a sale of approximately 96% of its outstanding common shares to Arcus Mining Holdings Limited, a Seychelles International Business Company. The closing is anticipated to be in late February 2016. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

As of December 31, 2015 the Company is seeking to divest itself of these subsidiaries.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of JV Group, Inc., a Delaware corporation, its wholly-owned subsidiaries, Mega Action Limited ("Mega"), a British Virgin Island Corporation, and Prestige, a Hong Kong Special Administrative Region Corporation (JV Group and its subsidiaries are collectively referred to as the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The following (a) balance sheets as of December 31, 2015 (unaudited) and June 30, 2015, which have been derived from audited financial statements, and (b) the unaudited interim statements of operations and cash flows of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP") for interim financial information and the instructions to Form 10-Q and Rule 8-03 pf Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2015 are not necessarily indicative of results that may be expected for the year ending June 30, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2015 included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission ("SEC") on December 14, 2015. There have been no significant changes to such accounting policies during the six months ended December 31, 2015.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Amounts in USD)

(Unaudited)

NOTE 2 - DISCONTINUED OPERATIONS

As of December 31, 2015 the business activities of Prestige Prime Office, Limited have been discontinued. There are no revenues and only lease obligations to be considered in the future. The lease obligations terminate in February of 2016. Because Mega Acton Limited was formed to be the management arm of Prestige Prime Office, Limited there was no further reason to keep it as a separate entity. On this basis the current reporting includes both Prestige Prime Office, Limited and Mega Action Limited as discontinued operations. All references to discontinued operations contain the net result of combining these two entities. There are nominal assets and significant liabilities in the subsidiaries and management has deemed that the only appropriate action is to abandon these subsidiaries effective as of December 31, 2015.

Results of Discontinued Operations

Summary results of operations for our discontinued operations for the three and six months ended:

	Three months ended		Six months ended
	December 31,		December 31,
Discontinued operations	2015	2014	2015	2014

Revenues	-	-	-	78,713
Loss from discontinued operations	49,268	81,773	97,384	310,113
Income tax expense (benefit)	-	-	-

Net loss from discontinued operations	49,268	81,773	97,384	310,113

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Amounts in USD)

(Unaudited)

The assets and liabilities of the discontinued operations are set forth as follows:

	Schedule of discontinued operations
	Quarter ended December 31, 2015			F Y E June 30, 2015
	Prestige	Mega	Total	Prestige	Mega	Total
Cash	79	(8)	71	160	96	256
Prepaid	3,071	-	3,071	3,071		3,071
P P & E	-	-	-
Intangibles	-	-	-	-		-
Total discontinued assets	3,150	(8)	3,142	3,231	96	3,327

Accts Payable & Accrued Expenses	64,856	903	65,759	16,171	904	17,075
Notes Payable	452,790		452,790	452,790		452,790
Related party payable	1,312,943	169,996	1,482,939	1,265,460	166,952	1,432,412
Total discontinued liabilities	1,830,589	170,899	2,001,488	1,734,421	167,856	1,902,277

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

Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of six months or less to be cash equivalents. Cash and cash equivalents include demand deposits and money market funds carried at cost which approximates fair value.  The Company maintains its cash in institutions outside of the U. S. without FDIC insurance, HK deposits may have some limited HK deposit insurance. The Company carries minimal cash balances.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

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

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Amounts in USD)

(Unaudited)

Revenue Recognition

The Company recognizes revenue when it is earned and expenses are recognized when they occur in accordance with FASB ASC 605 "Revenue Recognition" ("ASC 605"). Since the Company has no ongoing operations there is no revenue to be recognized either in the parent Company or its subsidiaries.

Net Loss per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. There were no potentially dilutive shares issued or outstanding during the six months ended December 31, 2015 and 2014.

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

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Amounts in USD)

(Unaudited)

Income Taxes

Provisions for income taxes represent actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.

FASB ASC 740, "Income Taxes" ("ASC 740") addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of December 31, 2015 and June 30, 2015, the Company does not have a liability for any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company operates are summarized as follows:

            United States

JV Group is subject to United States tax at 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the quarters ended December 31, 2015 and 2014.

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

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Amounts in USD)

(Unaudited)

NOTE 4 - GOING CONCERN

The Company's financial statements for the quarters ended December 31, 2015 and 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a loss from continuing operations of $61,683 for the quarter ended December 31, 2015. The Company reported a net loss due to discontinued operations of $49,268 and an accumulated deficit of $3,257,769 for the same period. At December 31, 2015, the Company had total assets of $3,307 and total liabilities of $2,266,631 for a working capital deficit of $2,263,324 Out of these, current assets held for sale were $3,142 and the current liabilities held for sale were $2,001,488.

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

As of June 30, 2015 the Company has effectively ceased all of its operations which has resulted in the Company being classified as a shell corporation. On December 22, 2015, the Company filed form 8-K with the Securities and Exchange Commission outlining its intention to effect a sale of approximately 96% of its outstanding common shares to Arcus Mining Holdings Limited, a Seychelles International Business Company. The closing is anticipated to be in late February 2016. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 5 - ADVANCES, RELATED PARTIES

During the six months ended December 31, 2015 and, 2014, Ms. Look, an officer and director of the Company and manager of Mega, advanced $25,771 and nil respectively to the Company. Ms. Look is owed a principal balance of $75,408 and $49,637 as of December 31, 2015 and June 30, 2015, respectively. Such funds are unsecured, bear no interest, and are due on demand.

During the six months ended December 31, 2015 and 2014 Ms. Look advanced $3,044 and $28,509 to the subsidiary Mega. Ms. Look is owed $169,996 and $166,952 as at December 31, 2015 and June 30, 2015 respectively which is included in the current liabilities of discontinued operations. Such funds are unsecured, bear no interest and are due on demand.

During the six months ended December 31, 2015 and 2014, Mr. Hung, the manager of Prestige and the majority shareholder of the Company, advanced funds of $47,483 and $253,201 respectively. The advances were attributable to and used by the Company's discontinued operations. Mr. Hung is owed $1,312,943 and $1,265,460 as on December 31, 2015 and June 30, 2015 respectively which is included in the current liabilities of discontinued operations.

JV GROUP, INC. AND SUBSIDIARIES

Notes to the Condensed Consolidated Financial Statements

December 31, 2015

(Amounts in USD)

(Unaudited)

On September 8, 2011, Prestige entered into an Agreement with Huge Earn Investments Limited to purchase certain leaseholds in exchange for 25,000,000 shares of the Company's restricted common stock and a $450,000 promissory note with anticipated due date of six months from issuance. The promissory note and the shares were issued to Po Shu Michael Choy, at the direction of Huge Earn, making him an affiliate of the Company. The promissory note was due on March 1, 2012, but Mr. Choy has deferred any default call due to his position as a significant shareholder. At the time of this filing, the promissory note has an outstanding balance of $452,790 which includes $2,790 on account of exchange rate differences. The promissory note is included in liabilities of discontinued operations. It does not accrue interest.

NOTE 6 - STOCKHOLDERS' DEFICIT

The authorized capital stock of the Company is 1,000,000,000 shares of common stock with a $0.01 par value and 25,000,000 shares of preferred stock with a par value of $0.01 per share. At December 31, 2015 and June 30, 2015 the Company had 98,879,655 shares of its common stock issued and outstanding and no shares of preferred stock issued and outstanding.

During the period ended December 31, 2015 the Company did not issue any shares of its common stock.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the quarter ended December 31, 2015 through the date of filing and has following events.

On December 22, 2015, the Company filed form 8-K with the Securities and Exchange Commission outlining its intention to effect a sale of approximately 96% of its outstanding common shares to Arcus Mining Holdings Limited a Seychelles International Business Company. The closing is anticipated to be in late February of 2016. No assurances can be given that the Company will be successful in locating or negotiating and completing a merger/sale transaction with Arcus Mining Holdings Limited or another target company.

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

RESULTS OF OPERATIONS

For the Three months Ended December 31, 2015 Compared to the Three months Ended December 31, 2014

During the three months ended December 31, 2015 and 2014, we recognized revenues of $0 and $0 respectively from operations. Revenues from discontinued operations amounted to $0 and $0 for the three months ended December 31, 2015 and 2014 with corresponding cost of revenues of $9,465 and $9,521 respectively.

During the three months ended December 31, 2015, we incurred operational expenses of $61,683. During the three months ended December 31, 2014, we incurred $31,357 in operational expenses.  The increase of $30,326 was a result of audit and legal services not received until after September 30, 2015. During the three months ended December 31, 2015 and 2014 we incurred operational expenses of $39,803 and $72,252 respectively in relation to the discontinued operations.

Losses attributable to continuing operations were $61,683 for the three months ended December 31, 2015 and $31,357 for the three months ended December 31, 2014. Losses attributable to the discontinued operations were $49,268 for the three months ended December 31, 2015 and $81,773 for the three months ended December 31, 2014.

For the Six months Ended December 31, 2015 Compared to the Six months Ended December 31, 2014

During the six months ended December 31, 2015 and 2014, we recognized revenues of $0 and $0 respectively from operations. Revenues from discontinued operations amounted to $0 and $78,713 for the six months ended December 31, 2015 and 2014 with corresponding cost of revenues of $18,929 and $26,741 respectively.

During the six months ended December 31, 2015, we incurred operational expenses of $64,005. During the six months ended December 31, 2014, we incurred $54,391 in operational expenses.  The increase of $9,615 was a result of increased audit and legal services. During the six months ended December 31, 2015 and 2014 we incurred operational expenses of $78,455 and $283,372 respectively in relation to the discontinued operations.

Losses attributable to continuing operations were $64,005 for the six months ended December 31, 2015 and $54,391 for the six months ended December 31, 2014. Losses attributable to the discontinued operations were $97,384 for the six months ended December 31, 2015 and $310,113 for the six months ended December 31, 2014.

LIQUIDITY

At December 31, 2015, we had total current assets of $3,307 consisting of $165 in cash and cash equivalents and $3,142 current assets of discontinued operations. At December 31, 2015, we had total liabilities of $2,266,631, all current. Total liabilities included $189,735 in accounts payable, $75,408 in advances from related parties and $2,001,488 in current liabilities of discontinued operations.

During the six months ended December 31, 2015, we used funds of $64,005 in our operational activities which was offset by an increase of $36,224 in accounts payable and an increase in financing activities of $25,771 resulting in a net decrease in cash of $30.  During the six months ended December 31, 2014, we used funds of $54,391 in our operations activities which was partially offset by a $27,755 increase in accounts payable resulting in a net decrease in cash of $30. For the six months ended December 31, 2015 the operational loss due to discontinued operations was $97,384 which was partially offset by changes in current assets and liabilities of $48,514 and financing activities of $50,526 for a net decrease in cash of $184. During the six months ended December 31, 2014, the operational loss due to discontinued operations was $310,113 which was increased by changes in current assets and liabilities of $254,946 and reduced by depreciation and amortization charges of $52,050 and gain on disposal of assets of $111,628 and an increase in financing activities of $281,708 for a net change in cash of ($12,708).

During the six months ended December 31, 2015 and 2014 we used $0 from our investing activities respectively. During the same period investing activities from discontinued operations used $0 and $0 respectively.

Off-Balance Sheet Arrangements

We have no material off-balance sheet arrangements nor do we have any unconsolidated subsidiaries.

Short Term

Since we have ceased operations there is no revenue coming in to the Company, however, there will be limited ongoing expenses that will need to be covered. For short term needs we will be dependent on receipt, if any, of offering proceeds and/or loans from officers and stockholders.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not Applicable to Smaller Reporting Companies.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not make any unregistered sales of its securities from June 30, 2015 through December 31, 2015.

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

Dated:  February 17, 2016

By: /s/ Look  Yuen Ling

Look Yuen Ling

President, Chief Executive Officer and

Chief Financial Officer