Form 10-Q
period 2021-09-30
JV GROUP, INC.
filed 2021-11-18
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-21477

JV GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0514566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9605 W. 49th Ave., #200, Wheat Ridge, CO	80033
(Address of Principal Executive Offices)	(Zip Code)

303-422-8127

(Registrant’s telephone number, including area code)

___________________________________________

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” "non-accelerated filer ," “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 18, 2021, there were 98,879,655 shares of common stock, $0.01 par value per share, outstanding.

Page
PART I – FINANCIAL INFORMATION
Item 1.Financial Statements	1

PART I

Item 1. Financial Statements.

JV GROUP, INC.

BALANCE SHEETS

	SEPTEMBER 30, 2021	JUNE 30, 2021
	(Unaudited)	(Audited)

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	4,325	200

Total Current Assets	4,325	200

Total Assets	$4,325	$200

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$16,903	$19,640
Accounts Payable - Related Party	5,923	5,923
Note Payable – Related Party	25,460	—

Total Current Liabilities	48,286	25,563

Total Liabilities	48,286	25,563

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Preferred Stock, $0.01 par value, 25,000,000 shares
authorized, 0 issued or outstanding	—	—
Common Stock, $0.01 par value, 1,000,000,000 shares
authorized, 98,879,655 issued and outstanding	988,797	988,797
Accumulated Deficit	(1,032,758)	(1,014,160)

Total Shareholders' Deficit	(43,961)	(25,363)

Total Liabilities and Shareholders' Deficit	$4,325	$200

The accompanying notes are an integral part of these unaudited financial statements

JV GROUP, INC.

STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020

REVENUE	$—	$—

EXPENSES
General and administrative expenses	18,235	600

Total Expenses	18,235	600

OPERATING LOSS	(18,235)	(600)

OTHER INCOME (EXPENSE)
Interest	(363)	(542)

Total Other Income (Expense)	(363)	(542)

INCOME (LOSS) BEFORE TAXES	(18,598)	(1,142)

TAXES	—	—

NET INCOME (LOSS)	$(18,598)	$(1,142)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	98,879,655	98,879,655

The accompanying notes are an integral part of these unaudited financial statements

JV GROUP, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Preferred Shares		Common Shares		Accumulated
	Shares	Amount	Shares	Amount	Deficit	Total

Balance at June 30, 2020	—	$—	98,879,655	$988,797	$(999,649)	$(10,852)

Net loss for the quarter	—	—	—	—	(1,142)	(1,142)

Balance at September 30, 2020	—	—	98,879,655	988,797	1,000,971)	(11,994)

Balance at June 30, 2021	—	—	98,879,655	988,797	(1,014,160)	(25,363)

Net loss for the quarter	—	—	—	—	(18,598)	(18,598)

Balance at September 30, 2021	—	$—	98,879,655	$988,797	$(1,032,758)	$(43,961)

The accompanying notes are an integral part of these unaudited financial statements

JV GROUP, INC.

STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	SEPTEMBER 30, 2021	SEPTEMBER 30, 2020

Cash Flow from Operating Activities:

Net Income (Loss)	$(18,598)	$(1,142)

Adjustments to reconcile net income (loss) to
net cash from operating activities	—	—

Changes in working capital items:
Prepaid expenses	(4,125)	—
Accounts payable	(2,737)	1,142
Accounts payable - related party	—	—

Net Cash Flow used in Operating Activities	(25,460)	—

Cash Flow from Financing Activities
Note payable – related party	25,460	—

New Cash Flow from Financing Activities	25,460	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash:	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

JV GROUP, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

NOTE 1. NATURE OF OPERATIONS

Nature of Business

JV Group, Inc., a Delaware corporation, (“JV Group”, “the Company”, “We", "Us" or “Our’) is a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. As of the date of these financial statements, the Company is not conducting negotiations with any target business. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Company History

JV Group was formed in Delaware on September 29, 2008 under the name ASPI, Inc (“ASPI”).

On April 25, 2012, ASPI filed an amendment to its Certificate of Incorporation to change its name from ASPI, Inc. to JV Group, Inc. and to increase the number of its authorized common shares from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

From its formation on September 28, 2008 through September 7, 2011, we were a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders.

From September 8, 2011 through October 2015, through our wholly owned subsidiary, Prestige Prime Office, Limited (“Prestige”), a Hong Kong Special Administrative Region Corporation, we operated as a serviced office provider in the Far East. Prestige ceased serviced office provider operations in October 2015.

We also formed a second wholly owned subsidiary, Mega Action Ltd (“Mega Action”)., a British Virgin Island corporation, which never conducted any business activities.

From October 2015 to date, we are once again a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders.

Effective September 30, 2017, we disposed of both of its subsidiary companies, Prestige and Mega Action and at the same time, our shareholders issued release to us in which they forgave all loans which they had made to us.

Impact of COVID-19

We currently have no ongoing operations and consequently have not been directly impacted by the Covid-19 outbreak. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding for our working capital needs or to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders for the foreseeable future.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for quarter ended September 30, 2021 incurred a loss of $(18,598) and had an accumulated deficit of $1,032,758 as of September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end. The Company did not earn any revenue during the years ended June 30, 2021.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended June 30, 2021 included our Form 10-12G filed on August 5 2021 as amended on October 1, 2021 and October 8, 2021. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2021, our cash balance was $0.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of prepaid expenses, accounts payable, accounts payable - related party and note payable – related party. The carrying amount of our prepaid expenses, accounts payable, accounts payable - related party and note payable – related party approximate their fair values because of the short-term maturities of these instruments.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 6 and 7 below for details of related party transactions in the period presented.

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate, we generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

We were not party to any lease agreements during the quarter ended September 30, 2021.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition:

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

At this time, we have not identified specific planned revenue streams.

During the quarter ended September 30, 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the quarter ended September 30, 2021.

Stock Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

No stock based compensation was issued during the quarter ended September 30, 2021.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the quarter ended September 30, 2021.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of September 30, 2021 and June 30 , 2021, the balance of prepaid expenses was $4,325 and $200, respectively.

As of September 30, 2021, $4,125 related to annual OTC Market fee paid in July 2021 for the following 12 months and $200 related to share transfer agent fees for the month of October invoiced to us in September.

As of June 30, 2021, $4,125 $200 related to share transfer agent fees for the month of July invoiced to us in June.

NOTE 5. ACCOUNTS PAYABLE

As of September 30, 2021 and June 30, 2021 , the balance of accounts payable was $16,903 and $19,640 and related primarily to outstanding share transfer agent fees.

Any outstanding liabilities relating our former operations as a serviced office provider ceased to be consolidated into our financial statements when we disposed our operating subsidiary, Prestige, effective September 30, 2017.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTY

As of September 30, 2021 and June 30, 2021, the balance of accounts payable – related party was $5,923 and related to costs paid on behalf of the Company by an entity controlled by one of our directors.

NOTE 7. NOTE PAYABLE – RELATED PARTY

As of September 30, 2021 and June 30 , 2021, the due under this note payable – related party was $25,460 and $0, respectively.

During the three months ended September 30, 2021 our principal shareholder advanced to us $25,460 by way of a note payable to fund our working capital requirements.

The note payable is unsecured, interest free and due on demand.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended September 30, 2021 or 2020 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We were not party to any contractual obligations during the three months ended September 30, 2021 or 2020.

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of September 30, 2021, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2021 or 2020.

Common Stock

As of September 30, 2021, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01.

No shares of common stock were issued during the quarter ended September 30, 2021.

As of September 30, 2021, 98,879,655 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the three months ended September 30, 2021 or 2020.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three months ended September 30, 2021 or 2020.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10 for the fiscal years ended June 30, 2021 and 2020, filed with the Securities and Exchange Commission (“Commission”) on August 5, 2021, as amended on October 1, 2021 and October 8, 2021. More broadly, these factors include, but are not limited to:

●	We have incurred significant losses and expect to incur future losses;
●	Our current financial condition and immediate need for capital;
●	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination; and
●	We are a “penny stock” company.

OVERVIEW

JV Group, Inc., a Delaware corporation, (“JV Group”, “the Company”, “We”, “Us” or “Our’) is a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

PLAN OF OPERATION

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and seek to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

Our intended general and administrative budget for the next twelve months is as follows:

	Q2 financial year ended June 30, 2022	Q3 financial year ended June 30, 2022	Q4 financial year ended June 30, 2022	Q1 financial year ended June 30, 2023	Twelve Month Total
Accounting	$4,000	$4,000	$4,000	$4,000	$16,000
Legal	5,000	5,000	5,000	5,000	20,000
Other fees	1,000	1,000	1,000	1,000	4,000
General and administrative	1,500	1,500	1,500	1,500	6,000
Miscellaneous	500	500	500	500	2,000
Salaries	15,000	15,000	15,000	15,000	60,000
Total Operating Expenses	$27,000	$27,000	$27,000	$27,000	$108,000

As of September 30, 2021, we had $0 cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

Our principal shareholder has indicated his intention to provide such funds as may be required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock. Such intentions do not represent a binding commitment by the principal shareholder and there is no guarantee that our two principal shareholders will be able to provide the funding necessary to achieve this objective.

We currently believe that our principal shareholder will be able to provide us with the funding necessary to effect our business plan to merge with another entity. However, while our principal shareholder has indicated his intention to provide us with sufficient funding to achieve this objective, there is no guarantee that he will be able to provide funding necessary to enable us to merge with another entity.

If we are unable to obtain the necessary funding from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to effect our business plan to merge with another entity. Raising debt or equity funding for small publicly quoted, penny stock, shell companies is always extremely challenging.

We may face a number of obstacles in our attempt to raise funding to achieve our objective of merging with a yet to be identified company or group. One of those is Rule 419, under the Securities Act of 1933.

Rule 419 defines a “blank check company” as a company that: i. Is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and ii. Is issuing “penny stock,” as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

We are a “blank check company” and therefore, in order to raise public or private funds, we must comply with the requirements of Rule 419 which includes restrictive escrow and other provisions. These provisions will make it difficult, if not impossible, for us to raise funds for the company.

Therefore, because of these difficulties in raising funding in penny stock or shell companies, if our principal shareholder is unable to provide us with the funding required to merge with another entity, it is very likely that we will be unable to implement our business plan to merge with another entity to create value for all of our shareholders”.

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

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

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

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

We are a publicly quoted shell company seeking to merge with other entities with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Revenue

We recognized no revenue during the three months ended September 30, 2021 or 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three months ended September 30, 2021, we incurred general and administrative expenses of $18,235, audit fees of $12,960, accounting fees of $2,300, filing fees of $2,375 and share transfer agent fees of $600.

By comparison, during the three months ended September 30, 2020, we incurred general and administrative expenses of $600, for transfer agent fees.

Operating Loss

During the three months ended September 30, 2021 and 2020, we recognized operating losses of $18,235 and $600 respectively, due to the factors discussed above.

Other Income (Expenses) Net

During the three months ended September 30, 2021, we incurred interest expense of $363 compared to $542 during the same period ended September 30,2020 relating to the outstanding balance due to our share transfer agent.

Loss before Income Tax

During the three months ended September 30, 2021 and 2020, we recognized losses before income tax of $18,598 and $1,142 respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended September 30, 2021 and 2020 as we incurred taxable losses in both periods

Net Loss

During the three months ended September 30, 2021 and 2020, we recognized net losses of $18,598 and $1,142, respectively, due to the factors discussed above.

CASH FLOW

As of September 30, 2021, we did not have any cash or cash equivalents, no revenue generating activities or other source of income and we had outstanding liabilities of $48,286 and a shareholders’ deficit of $43,961.

By comparison, as of June 30, 2021, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $25,563 and a shareholders’ deficit of $25,363.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended June 30, 2021 and 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Net Cash Used in Operating Activities	$(25,460)	(-)
Net Cash Used in Investing Activities	0	0
Net Cash Provided by Financing Activities	25,460	0
Net Change in Cash	$0	0

Operating Activities

During the three months end September 30, 2021, we recognized a net loss $18,598 which together with a $4,125 increase in prepaid expenses and a $2,737 decrease in accounts payable resulted in a total of $25,460 cash being used in operating activities in the period.

By comparison during the three months ended September 30, 2020, we recognized a net loss 1,142 which was funded by a matching $1,142 increase in accruals resulting in a net $0 being used in, or generated by, operating activities.

Investing Activities

We did not engage in any investing activities during the three month period ended September 30, 2021 and 2020.

Financing Activities

During the three months ended September 30, 2021, we received $25,460 by way of advances under a note payable from a Director and major shareholder resulting in a total of $25,460 being generated from financing activities.

By comparison, we did not engage in any financing activities during the three month period ended September 30, 2020.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 of our Condensed Unaudited Financial Statements above. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2021, we have no off-balance sheet arrangements.

Share-based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Acting Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2021 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2021:

•	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.
•	Material Weakness – Inadequate segregation of duties.

There are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

This Form 10- Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Form 10- Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the three-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 18, 2021	JV GROUP, INC.

/s/ Calvin D. Smiley, Sr.
Calvin D. Smiley, Sr.
Director and CEO and Acting Chief Financial Officer
(Chief Executive Officer and Principal Executive Officer)
(Acting Chief Financial Officer and Principal Accounting Officer)