Form 10-Q
period 2021-12-31
JV GROUP, INC.
filed 2022-02-23
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-21477

JV GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0514566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4405 Peter Road, Plantation, Florida	33304
(Address of Principal Executive Offices)	(Zip Code)

(954) 931-9244

(Registrant’s telephone number, including area code)

___________________________________________

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” “non-accelerated filer ,” “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 18, 2022, there were 98,879,655 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements.

JV Group, Inc.

Balance Sheets

	December 31, 2021 (Unaudited)	June 30, 2021 (Audited)
Assets
Cash	-	-
Prepaid expenses	$-	$200
Total current assets	-	200

Total assets	$-	$200

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,996	$19,640
Accounts payable -related party	5,657	5,923
Notes payable-related party, current portion	-	-
Total current liabilities	9,653	25,563

Total liabilities	9,653	25,563

Stockholders’ deficit:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at December 31, 2021 and June 30, 2021, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at December 31, 2021 and June 30, 2021 were 98,879,655 and 98,879,655, respectively	988,797	988,797
Additional paid-in capital	49,620	-
Accumulated deficit	(1,048,070)	(1,014,160)
Total stockholders’ deficit	(9,653)	(25,363)

Total liabilities and stockholders’ deficit	$-	$200

The accompanying notes to the financial statements are an integral part of these unaudited financial statements

JV Group, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020

Revenue	$-	$-	$-	$-

Operating expenses:

General and administrative	15,312	-	33,910	600
Total operating expenses	15,312	-	33,910	600

Loss from operations	(15,312)	-	(33,910)	(600)

Other expense:
Interest expense	-	-	-	(542)
Total other expenses	-	-	-	(542)

Net loss before income taxes	(15,312)	-	(33,910)	(1,142)
Income taxes	-	-	-	-

Net loss	$(15,312)	$-	$(33,910)	$(1,142)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	98,879,655	98,879,655	98,879,655	98,979,655

See notes to unaudited interim consolidated financial statements

JV Group Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended December 31, 2021 and December 31, 2020

(Unaudited)

	Common Stock		Additional			Total
	Shares	Common Stock	Paid In Capital	Subscription Receivable	Accumulated Deficit	Stockholders’ Deficit

Balance at June 30, 2021	98,879,655	$988,797	$-	$-	$(1,014,160)	$(25,363)

Net loss	-	-	-	-	(18,598)	(18,598)
Balance at September 30, 2021	98,879,655	988,797	-	-	(1,032,758)	(43,961)
Increase in paid in capital			49,620			49,620
Net loss	-	-		-	(15,312)	(15,312)
Balance at December 31, 2021	98,879,655	$988,797	$49,620	$-	$(1,048,070)	$(9,653)

Balance at June 30, 2020	98,879,655	$988,797	$-	$-	$(999,649)	$(10,852)
Net loss	-	-	-	-	(1,142)	(1,142)
Balance at September 30, 2020	98,879,655	988,797	-	-	(1,000,971)	(11,994)
Net loss	-	-	-	-	-	-
Balance at December 31, 2020	98,879,655	$988,797	$-	$-	$(1,000,971)	$(11,994)

The accompanying notes to the financial statements are an integral part of these unaudited financial statements

JV Capital, Inc.

Statements of Cash Flows

(Unaudited)

	For the six months ended	For the six months ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net Loss	$(33,910)	$(1,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net assets and liabilities
Prepaid expenses	-	-
Accounts payable and accrued expenses	3,996	(1,142)

Cash used in operating activities:	(29,914)	-

Cash flows from financing activities:
Payments on related party loans	-	-
Proceeds from related party loans	5,657	-
Proceeds from additional paid in capital	24,257	-
Cash provided by financing activities	29,914	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash -end of period	$-	$-

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by directly by officer on behalf of the Company	$-	$-

The accompanying notes to the financial statements are an integral part of these unaudited financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

NOTE 1. NATURE OF OPERATIONS

Nature of Business

JV Group, Inc., a Delaware corporation, (“JV Group”, “the Company”, “We”, “Us” or “Our’) is a publicly quoted shell company. The Board of Directors of the Company recently determined to seek to acquire, develop and manage residential vacation home communities in desirable travel destinations to create values for our shareholders.

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

From October 2015 to February 2022, we were once again a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. In February 2022, the Board of Directors of the Company determined to pursue a business strategy of acquiring, developing and managing residential vacation home communities in desirable travel destinations.

Effective September 30, 2017, we disposed of both of its subsidiary companies, Prestige and Mega Action and at the same time, our shareholders issued release to us in which they forgave all loans which they had made to us.

Impact of COVID-19

We currently have no ongoing operations and consequently have not been directly impacted by the Covid-19 outbreak. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding for our working capital, acquisition and strategic needs to create values for our shareholders for the foreseeable future.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for quarter ended December 31, 2021, incurred a loss of $(15,312) and had an accumulated deficit of $1,048,070 as of December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2021, our cash balance was $0.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

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

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 6 and 7 below for details of related party transactions in the period presented.

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

We were not party to any lease agreements during the quarter ended December 31, 2021.

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

During the quarter ended December 31, 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the quarter ended December 31, 2021.

Stock Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

No stock-based compensation was issued during the quarter ended December 31, 2021.

Net Loss per Share Calculation:

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

No potentially dilutive debt or equity instruments were issued or outstanding during the quarter ended December 31, 2021.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of December 31, 2021, and June 30 , 2021, the balance of prepaid expenses was $ 0 and $200, respectively.

NOTE 5. ACCOUNTS PAYABLE

As of December 31, 2021 and June 30, 2021 , the balance of accounts payable was $3,996 and $19,640 and related primarily to M2 Filing fees and outstanding share transfer agent fees.

NOTE 6. ACCOUNTS PAYABLE – RELATED PARTY

As of December 31, 2021 and June 30, 2021, the balance of accounts payable – related party was $5,657 and $5,923 respectfully, and related to costs paid on behalf of the Company by an entity controlled by one of our directors.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended December 31, 2021, or six months ended December 31, 2020 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We were not party to any contractual obligations during the six months ended December 31, 2021, or 2020.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of December 31, 2021, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the quarter ended December 31, 2021.

Common Stock

As of December 31, 2021, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01.

No shares of common stock were issued during the quarter ended December 31, 2021.

As of December 31, 2021, 98,879,655 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the six months ended December 31, 2021 or 2020.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the six months ended December 31, 2021 or 2020.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

On January 4th, 2022, the company has entered into a Marketing and Branding Service Agreement with Outernational Holdings, dba Digitl Mediums, a Nevada LLC in the amount of $44,600 to develop a marketing strategy and branding assets, a web design and social media presence and to conduct an informal press release campaign.

On February 16, 2022, the Board of Directors of the Company, by unanimous written consent, adopted resolutions authorizing the following (collectively, the “Resolutions”):

●	an amendment to the Articles of Incorporation, as amended, of the Company (the “Certificate”) to (a) decrease the authorized number of shares of Common Stock from 1,000,000,000 to 250,000,000 (the “Authorized Common Decrease”), and (b) decrease the authorized number of shares of “Blank-Check” Preferred Stock from 25,000,000 to 5,000,000 (the “Authorized Preferred Decrease” and, with the Authorized Common Decrease, the “Authorized Decrease”);
●	an amendment to the Certificate to change the Company’s name from “JV Group, Inc.” to “Awaysis Capital, Inc.” (the “Name Change”)
●	a change of the Company’s ticker symbol “ASZP” to “AWYS” or such other available symbol as determined by the President of the Corporation (the “Ticker Symbol Change”); and
●	to adopt the 2022 Omnibus Award Incentive Plan (the “2022 Plan”), pursuant to which 19,775,931 shares of the Company’s common stock are reserved for grant thereunder.

The Resolutions with respect to the Authorized Decrease, the Name Change, and the 2022 Plan will be described in more detail in the Company’s Information Statements on Schedule 14C to be filed with the U.S. Securities and Exchange Commission (the “14C”).

Also on February 16, 2022, Harthorne Capital Inc., the owner of approximately 99.2% of the common stock of the Company, adopted, ratified and confirmed the Resolutions as resolutions of the stockholders of the Company, with the same force and effect as if they were adopted at a duly constituted meeting of the stockholders of the Company.

The Company intends to effect the Authorized Decrease, the Name Change and the 2022 Plan only upon filing of all applicable documents with the Securities and Exchange Commission (the “SEC”), including the 14C, and the expiration of all applicable waiting periods under SEC rules and regulations, including pursuant to Rule 14c-2 promulgated under the Securities Exchange Act of 1934, as amended. Furthermore, the Company will not effect the Name Change or the Ticker Symbol Change until it receives all applicable approvals from FINRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” on our Form 10-12g, filed with the Securities and Exchange Commission (“Commission”) on August 5, 2021, as amended on October 1, 2021 and October 8, 2021.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Quarterly Report on Form 10-Q will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

JV Group, Inc., a Delaware corporation, (“JV Group”, “the Company”, “We”, “Us” or “Our’) has historically existed as a publicly quoted shell company.

As of November 23, 2021, Michael A. Littman ATTY, Defined Benefit Plan, MAL as trustee, an affiliate of Michael A. Littman, the then secretary and a director of the Company and the owner of 98,108,000 shares of the Company’s common stock representing approximately 99.2% of the Company’s issued and outstanding common stock, sold 98,008,000 shares to Harthorne Capital Inc., a Delaware corporation (“Harthorne”), for aggregate consideration of $500,000, or approximately $0.0051 per share

In accordance with this change of control, effective as of November 23, 2021, (a) Calvin D. Smiley, Sr., the Company’s Chief Executive Officer and President, resigned from all officer and employment positions with the Company and its subsidiaries, (b) Michael A. Littman resigned from all officer and employment positions with the Company and its subsidiaries, (c) Michael Singh was appointed Chief Executive Officer, (d) Andrew Trumbach was appointed President, Chief Financial Officer, Secretary and Treasurer and (e) Lisa Marie Iannitelli was appointed Executive Vice President, Director-Investor Relations.

Contemporaneously, the size of the Board of Directors of the Company (the “Board”) was increased from three directors to six directors. Mr. Trumbach was appointed as Chairman of the Board and Mr. Singh and Ms. Iannitelli were each appointed as a director, filling the vacancies on the Board resulting from the increase to the size of the Board. Effective as of January 7, 2022, Messrs. Littman, Smiley and Green each resigned as a director of the Company.

Following the change of control transaction referred to above, we are undergoing steps to implement and commercialize a new business plan. Going forward, the Company seeks to reinvent itself as a real estate investment and management company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. The Company seeks to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations. The Company intends to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. Currently, we have no employees other than our officers and directors. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we intend to adopt some or all of such plans in the future. There are presently no personal benefits available to any officers, directors or employees. There can be no assurance that we will successfully complete our new business goals. In particular, there is no assurance that any stockholder will realize any return on their shares.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Revenues - Three Months ended December 31, 2021 as compared to December 31, 2020

We recognized no revenue during the three month periods ended December 31, 2021 or 2020, as we had no business or revenue generating activities during these periods.

General and Administrative Expenses - Three Months ended December 31, 2021 as compared to December 31, 2020

During the three month periods ended December 31, 2021 and December 31, 2020, we incurred general and administrative expenses of $15,312 and $0, consisting of audit and accounting fees, legal fees, filing fees and transfer agent fees, all relating to sustaining the corporate existence of the company and public company-related expenses.

Revenues - Six Months Ended December 31, 2021, Compared to December 31, 2020

We recognized no revenue during the six-month periods ended December 31, 2021 or 2020, as we had no business or revenue generating activities during these periods.

General and Administrative Expenses - Six Months Ended December 31, 2021, Compared to December 31, 2020

During the six-month periods ended December 31, 2021 and 2020, we incurred general and administrative expenses of $33,910 and $600, consisting of audit and accounting fees, legal fees, filing fees and transfer agent fees, all relating to sustaining the corporate existence of the company and public company-related expenses.

Operating Loss - Three and Six Months ended December 31, 2021 as compared to December 31, 2020

During the three and six months ended December 31, 2021, we recognized operating losses of $(15,312) and $(33,910), respectively, compared to $0 and $(600), respectively, during the same periods ended December 31, 2020. These losses were primarily attributable to not having any revenue to offset our expenses.

Other Income (Expenses) - Three and Six Months ended December 31, 2021 as compared to December 31, 2020

During the three and six months ended December 31, 2021, we incurred interest expenses of $0 and $0, respectively, compared to $0 and $542, respectively, during the same periods ended December 31, 2020.

Net Loss - Three and Six Months ended December 31, 2021 as compared to December 31, 2020

During the three and six months ended December 31, 2021, we recognized net losses of $(15,312) and $(33,910), respectively, compared to $0 and $(1,142), respectively, during the same periods ended December 31, 2020. These losses were primarily attributable to accounting, legal, filing fees and transfer agent fees to sustaining the corporate existence of the company and public company related expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had cash of $0 and had a working capital deficit of $9,653. We do not have sufficient working capital to satisfy our short-term and long-term requirements. We will be reliant, potentially, on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

Presently, our principal shareholder has indicated its intention to provide such funds as may be required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by pursuing our business plan to reinvent the Company as a real estate investment and management company. Such intentions do not represent a binding commitment by the principal shareholder and there is no guarantee that our principal shareholder will be able to provide the funding necessary to achieve this objective.

If we are unable to obtain the necessary funding from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to affect our business plan. Raising debt or equity funding for small publicly quoted, penny stock companies is extremely challenging.

Our plan for satisfying our cash requirements and to remain operational for the next 12 months and beyond is through the sale of shares of our capital stock, convertible debt, or loans from shareholders or third parties. We do not anticipate revenue during that same period of time if we are unable to so raise funds and acquire revenue generating real estate assets. While we intend in the short term to seek to raise up to $25 million through the sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the six months ended December 31, 2021. Net cash flows used in operating activities was $(29,914) and $0 in the six months ended December 31, 2021 and 2020, respectively.

Cash Flows from Investing Activities

We did not engage in any investing activities during the six month period ended December 31, 2021 and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily by way of advances from notes payable from a former director and former majority shareholder and have continued to do so with our current majority shareholder. For the six months ended December 31, 2021, net cash from financing activities was $29,914. For the six months ended December 31, 2020, net cash from financing activities was $0.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to become a real estate investment and management company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Following the Company’s change of control, our current management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, management concluded that because of several material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective as of December 31, 2021, for the following reasons:

●	The Company lacked an adequate supervisory review structure that is commensurate with our financial reporting requirements;

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;

●	Until recently, the Company did not have securities counsel to advise on disclosure matters; and

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel once we have additional resources to do so.

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

This Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls throughout the financial reporting period for the three-months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not required for a smaller reporting company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer, pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JV GROUP, INC.

Date: February 22, 2022	/s/ Michael Singh
Michael Singh
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2022	/s/ Andrew Trumbach
Andrew Trumbach
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

