Form 10-Q
period 2022-03-31
JV GROUP, INC.
filed 2022-05-16
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “ “non-accelerated filer ,” “ smaller reporting company, “ and “ emerging growth company “ in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 16, 2022, there were 98,879,655 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements.

JV Group, Inc.

Balance Sheets

	March 31, 2022 (Unaudited)	June 30, 2021 (Audited)
Assets
Cash	-	-
Prepaid expenses	$-	$200
Total current assets	-	200

Total assets	$-	$200

Liabilities and Stockholder’s Deficit
Current liabilities:
Accounts payable and accrued expenses	$96,150	$19,640
Advances-related party	27,102	5,923
Notes payable-related party, current portion	-	-
Total current liabilities	123,252	25,563

Total liabilities	123,252	25,563

Stockholders’ deficit:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at March 31, 2022 and June 30, 2021, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at March 31, 2022 and June 30, 2021 were 98,879,655 and 98,879,655, respectively	988,797	988,797
Additional paid-in capital	49,620	-
Accumulated deficit	(1,161,669)	(1,014,160)
Total stockholders’ deficit	(123,252)	(25,363)

Total liabilities and stockholders’ deficit	$-	$200

See notes to unaudited interim financial statements

JV Group, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021

Revenue	$-	$-	$-	$-

Operating expenses:

General and administrative	113,599	-	147,509	1,142
Total operating expenses	113,599	-	147,509	1,142

Loss from operations	(113,599)	-	(147,509)	(1,142)

Other expense:
Interest expense	-	-	-	-
Total other expenses	-	-	-	-

Net loss before income taxes	(113,599)	-	(147,509)	(1,142)
Income taxes	-	-	-	-

Net loss	$(113,599)	$-	$(147,509)	$(1,142)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding (basic and diluted)	98,879,655	98,879,655	98,879,655	98,879,655

See notes to unaudited interim financial statements

JV Group Inc.

Statements of Changes in Stockholders’ Deficit

For the Periods Ended March 31, 2022, and 2021

(Unaudited)

	Common Stock		Additional		Total
	Shares	Common Stock	Paid In Capital	Accumulated Deficit	Shareholders’ Deficit

Balance at Jun 30, 2021	988,879,655	$988,797	$-	$(1,014,160)	$(25,363)
Net Loss				(18,598)	(18,598)
Balance at Sep 30, 2021	988,879,655	$988,797	$-	$(1,032,758)	$(43,961)
Net Loss			49,620	(15,312)	34,308
Balance at Dec 31, 2021	988,879,655	$988,797	$49,620	$(1,048,070)	$(9,653)
Net Loss				(113,599)	(113,599)
Balance at Mar 31, 2022	988,879,655	$988,797	$49,620	$(1,161,669)	$(123,252)

Balance at Jun 30, 2020	988,879,655	$988,797	$-	$(999,649)	$(10,852)
Net Loss				(1,142)	(1,142)
Balance at Sep 30, 2020	988,879,655	$988,797	$-	$(1,000,791)	$(11,994)
Net Loss			-	-	-
Balance at Dec 31, 2020	988,879,655	$988,797	$-	$(1,000,791)	$(11,994)
Net Loss				-	-
Balance at Mar 31, 2021	988,879,655	$988,797	$-	$(1,000,791)	$(11,994)

See notes to unaudited interim financial statements

JV Capital, Inc.

Statements of Cash Flows

(Unaudited)

	For the nine months ended	For the nine months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net Loss	$(147,509)	$(1,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in net assets and liabilities
Prepaid expenses	-	-
Accounts payable and accrued expenses	96,150	(1,142)

Cash used in operating activities:	(51,359)	-

Cash flows from financing activities:
Payments on related party loans	-	-
Proceeds from related party loans	27,102	-
Proceeds from additional paid in capital	24,257	-
Cash provided by financing activities	51,359	-

Net change in cash	-	-
Cash - beginning of period	-	-
Cash -end of period	$-	$-

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash financing and investing activities:
Expenses paid by directly by officer on behalf of the Company	$51,359	$-

See notes to unaudited interim financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

NOTE 1. NATURE OF OPERATIONS

Nature of Business

JV Group, Inc., a Delaware corporation, (“JV Group”, “the Company”, “we”, “us” or “our’) is a publicly quoted shell company seeking to acquire, develop and manage residential vacation home communities in desirable travel destinations to create values for our shareholders.

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

From September 8, 2011 through October 2015, through our wholly owned subsidiary, Prestige Prime Office, Limited (“Prestige”), a Hong Kong Special Administrative Region Corporation, we operated as a serviced office provider in the Far East. Prestige ceased serviced office provider operations in October 2015, and effective September 30, 2017, we disposed of such company and its assets and liabilities.

We also formed a second wholly owned subsidiary, Mega Action Ltd (“Mega Action”)., a British Virgin Island corporation, which never conducted any business activities, and effective September 30, 2017, we disposed of such company.

From October 2015 to February 2022, we were a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. In February 2022, the Board of Directors of the Company determined to pursue a business strategy of acquiring, developing and managing residential vacation home communities in desirable travel destinations.

The Board and majority of the shareholders have approved the filing of an amendment to the Company’s Articles of Incorporation to change the Company’s name to “Awaysis Capital, Inc.” The Board approved the decision to change the Company’s corporate name in furtherance of the Company’s goal of becoming a real estate investment and management company, creating value through the targeting and acquisition, development and up-cycling, re-branding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations. The intention is that these assets would be relaunched under the unique Awaysis brand to create a network of residential/resort enclave communities with the goals of optimizing both sales and rental revenues, providing attractive returns to owners, and exceptional vacation experiences to travelers. The Board believes the name change better suits the Company and affirms its place among the broader “Awaysis” brand. We do not anticipate that the Name Change will have any immediate material effect on the Company. Management expects to effect the name change after regulatory review and approval.

Recent Developments

In furtherance of the Company’s newly adopted business plan, the Company entered into the following agreements:

●	On April 15, 2022, the Company) entered into an Agreement of Purchase and Sale (the “Curah Purchase Agreement”) with Curah Capital Corporation (“Curah”) for the purchase of certain real property in San Pedro, Ambergris Caye, Belize, as more particularly described in the Curah Purchase Agreement (the “Curah Property”). Pursuant to the terms of the Curah Purchase Agreement, the Company agreed to purchase the Curah Property from Curah for $4,390,000, subject to adjustment based on an appraisal of the Curah Property. The purchase price is divided into two portions: (i) the Company is to wire $2,500,000 to Curah on or before the closing; and (ii) the remaining $1,890,000 is to be paid in shares of the Company’s common stock, par value $0.01 per share (“Common Stock”) at the price listed on the OTC Market as of the close of business on the day of the appraisal. The appraisal is to take place at least thirty days prior to the closing and

Additionally, the Company and Curah agreed to execute an agreement to continue the development of the underlying projects related to the Curah Property (the “Curah Development Agreement”). Following the expiration of the Curah Development Agreement, should the Company form a management company, that management company will sub-contract the developer/property manager named in the Curah Development Agreement to continue developing the underlying projects and managing the Curah Property.

●	On April 15, 2022, the Company entered into an Agreement of Purchase and Sale (the “Agorapyth Purchase Agreement”) with Agorapyth X Corporation (“Agorapyth”) for the purchase of certain real property in San Pedro, Ambergris Caye, Belize, as more particularly described in the Agorapyth Purchase Agreement (the “Agorapyth Property”). Pursuant to the terms of the Agorapyth Purchase Agreement, the Company agreed to purchase the Agorapyth Property from Agorapyth for $900,000, subject to adjustment based on an appraisal of the Agorapyth Property. The purchase price is to be paid in shares of the Company’s Common Stock at the price listed on the OTC Market as of the close of business on the day of the appraisal. The appraisal is to take place at least thirty days prior to the closing and shall be conducted by an independent licensed appraiser.

Additionally, the Company and Agorapyth agreed to execute an agreement to continue the development of the underlying projects related to the Agorapyth Property (the “Agorapyth Development Agreement”). Following the expiration of the Agorapyth Development Agreement, should the Company form a management company, that management company will sub-contract the developer/property manager named in the Agorapyth Development Agreement to continue developing the underlying projects and managing the Agorapyth Property.

●	On April 15, 2022, the Company entered into an Agreement of Purchase and Sale (the “Abraxas Purchase Agreement”) with Abraxas Corporation (“Abraxas”) for the purchase of certain real property in San Pedro, Ambergris Caye, Belize, as more particularly described in the Abraxas Purchase Agreement (the “Abraxas Property”). Pursuant to the terms of the Abraxas Purchase Agreement, the Company agreed to purchase the Abraxas Property from Abraxas for $5,600,000, subject to adjustment based on an appraisal of the Abraxas Property. The purchase price is divided into two portions: (i) the Company is to wire $348,250 to Abraxas on or before the closing; and (ii) the remaining $5,251,750 is to be paid in shares of the Company’s Common Stock at the price listed on the OTC Market as of the close of business on the day of the appraisal. The appraisal is to take place at least thirty days prior to the closing and shall be conducted by an independent appraiser licensed in the jurisdiction of the Abraxas Property.

The Company and Abraxas agreed to execute an agreement to continue the development of the underlying projects related to the Abraxas Property (the “Abraxas Development Agreement”). Following the expiration of the Abraxas Development Agreement, should the Company form a management company, that management company will sub-contract the developer/property manager named in the Abraxas Development Agreement to continue developing the underlying projects and managing the Abraxas Property.

Impact of COVID-19

We currently have not been directly impacted by the Covid-19 outbreak due to our limited operations. However, management believes the effect of the pandemic outbreak on the global economy has driven demand for vacation home ownership and remote work at home while travelling. The Company believes that this will enhance its ability to raise funding for working capital and other needs and to attract an experienced management team to take advantage of the opportunities for growth.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the quarter ended March 31, 2022, incurred a loss of $(113,599) and had an accumulated deficit of $1,161,669 as of March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and acquisition of real property and other assets consistent with our business plan. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end. The Company did not earn any revenue during the years ended June 30, 2021.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the year ended June 30, 2021 included our Form 10-12G filed on August 5, 2021 as amended on October 1, 2021 and October 8, 2021. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2022, our cash balance was $0.

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

We were not party to any lease agreements during the quarter ended March 31, 2022.

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

During the quarter ended March 31, 2022, we did not recognize any revenue.

Advertising and Marketing Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the quarter ended March 31, 2022. The Company incurred $44,600 of cost associated with the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline and website.

Stock Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

No stock-based compensation was issued during the quarter ended March 31, 2022.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the quarter ended March 31, 2022.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. PREPAID EXPENSES

As of March 31, 2022, and March 31, 2021, the balance of prepaid expenses was $ 0 and $200, respectively.

NOTE 5. ACCOUNTS PAYABLE

As of March 31, 2022, and March 31, 2021 , the balance of accounts payable was $96,150 and $19,640 and related primarily to expenses relating to SEC filings, outstanding legal expenses and share transfer expenses.

NOTE 6. ADVANCES – RELATED PARTY

As of March 31, 2022, and March 31, 2021, the balance of advances – related party was $27,102 and $5,923 respectfully, and related to costs paid on behalf of the Company by an entity controlled by two of our directors.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended March 31, 2022 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

On January 4, 2022, the company has entered into a Marketing and Branding Service Agreement with Outernational Holdings, dba Digitl Mediums, a Nevada LLC in the amount of $44,600 to develop a marketing strategy and branding assets, a web design and social media presence and to conduct an informal press release campaign. $13,300 of this contract is to be paid in cash and $31,300 is to be paid in common stocks based on market price.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred Stock

As of March 31, 2022, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the quarter ended March 31, 2022.

Common Stock

As of March 31, 2022, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01.

No shares of common stock were issued during the quarter ended March 31, 2022.

As of March 31, 2022, 98,879,655 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the nine months ended March 31, 2022 or 2021.

Stock Options

The company has adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

No stock options were issued or outstanding during the nine months ended March 31, 2022 or 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

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

Contemporaneously, the size of the Board of Directors of the Company (the “Board”) was increased from three directors to six directors. Michael Singh was appointed as Chairman of the Board and Andrew Trumbach and Lisa Marie Iannitelli were each appointed as a director, filling the vacancies on the Board resulting from the increase to the size of the Board. Effective as of January 7, 2022, Messrs. Littman, Smiley and Green each resigned as a director of the Company. Subsequently, each of Tyler A Trumbach, Claude Stuart and Narendra Kini were appointed to the Board to fill the vacancies resulting from such January 7, 2022 resignations.

Following the change of control transaction referred to above, we are undergoing steps to implement and commercialize a new business plan. Going forward, the Company seeks to reinvent itself as a real estate investment and management company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. The Company seeks to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations. The Company intends to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. Currently, we have no employees other than our officers and directors. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we intend to adopt some or all of such plans in the future. There are presently no personal benefits available to any officers, directors, or employees. There can be no assurance that we will successfully complete our new business goals. There is no assurance that any stockholder will realize any return on their shares.

Results of Operations

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months ended March 31, 2022, as compared to March 31, 2021

Revenues

We recognized no revenue during the three-month periods ended March 31, 2022, or for March 31, 2021, as we had no business or revenue generating activities during these periods.

General and Administrative Expenses

During the three-month periods ended March 31, 2022 and March 31, 2021, we incurred general and administrative expenses of $113,599 and $0, consisting of audit and accounting fees, marketing expenses, legal fees, filing fees and transfer agent fees, all relating to sustaining the corporate existence of the company and public company-related expenses.

Nine Months Ended March 31, 2022, Compared to March 31, 2021

Revenues

We recognized no revenue during the nine-month periods ended March 31, 2022, or 2021, as we had no business or revenue generating activities during these periods.

General and Administrative Expenses

During the nine-month periods ended March 31, 2022 and 2021, we incurred general and administrative expenses of $147,509 and $600, consisting of audit and accounting fees, marketing expenses, legal fees, filing fees and transfer agent fees, all relating to sustaining the corporate existence of the company and public company-related expenses.

Operating Loss

During the three and nine months ended March 31, 2022, we recognized operating losses of $(113,599) and $(147,509), respectively, compared to $0 and $(1,142), respectively, during the same periods ended March 31, 2021. These losses were primarily attributable to not having any revenue to offset our expenses.

Other Income (Expenses)

During the three and nine months ended March 31, 2022, we incurred interest expenses of $0 and $0, respectively, compared to $0 and $(542), respectively, during the same periods ended March 31, 2021.

Net Loss

During the three and nine months ended March 31, 2022 we recognized net losses of $(113,599) and $(147,509), respectively, compared to $0 and $(1,142), respectively, during the same periods ended March 31, 2021. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustaining the corporate existence of the company and public company related expenses.

Liquidity and Capital Resources

As of March 31,2022, we had cash of $0 and had a working capital deficit of $123,252. We do not have sufficient working capital to satisfy our short-term (including the cash necessary to acquire our first planned real estate assets) and long-term requirements. We will be reliant, potentially, on advances from our principal shareholder or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding from these sources.

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

Our plan for satisfying our cash requirements and to remain operational for the next 12 months and beyond is through the sale of shares of our capital stock, convertible debt, or loans from shareholders or third parties. We do not anticipate revenue during that same period of time if we are unable to so raise funds or acquire revenue generating real estate assets. While we intend in the short term to seek to raise up to $25 million through the sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the nine months ended March 31, 2022, or 2021. Net cash flows used in operating activities was $(51,359) and $0 in the nine months ended March 31, 2022, and 2021, respectively.

Cash Flows from Investing Activities

We did not engage in any investing activities during the nine-month period ended March 31, 2022 and 2021.

Cash Flows from Financing Activities

We have financed our operations primarily by way of advances from notes payable from a former director and former majority shareholder and have continued to do so with our current majority shareholder. For the nine months ended March 31, 2022, net cash from financing activities was $51,359. For the nine months ended March 31, 2021, net cash from financing activities was $0.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Following the Company’s change of control, our current management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Based on that evaluation, management concluded that because of several material weakness and significant deficiencies in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2022, for the following reasons:

●	The Company lacked an adequate supervisory review structure that is commensurate with our financial reporting requirements;

●	The Company does not have adequate segregation of duties;

●	Until recently, the Company did not have securities counsel to advise on disclosure matters; and

●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by hiring additional accounting personnel once we have additional resources to do so.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal controls throughout the financial reporting period for the three-months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

JV GROUP, INC.

Date: May 16, 2022	/s/ Michael Singh
Michael Singh.
Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	/s/ Andrew Trumbach
Andrew Trumbach
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

