Form 10-K
period 2022-06-30
Awaysis Capital, Inc.
filed 2022-11-04
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-19871

AWAYSIS CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0514566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3400 Lakeside Drive, Suite 100, Miramar, Florida 33027

(Address including zip code of registrant’s Principal Executive Offices)

(855) 795-3311

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Act: Common Stock, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data file required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $174,331

As of November 2, 2022, there were 100,143,322 shares of common stock, par value $0.01 per share, outstanding.

NOTE REGARDING REFERENCES TO OUR COMPANY

Throughout this Form 10-K, the words “we,” “us,” “our,” the “Company” and “Awaysis” refer to Awaysis Capital, Inc., a Delaware corporation, and, unless the context otherwise requires, our directly and indirectly wholly owned subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements convey management’s expectations as to the future of Awaysis, and are based on management’s beliefs, expectations, assumptions and such plans, estimates, projections and other information available to management at the time Awaysis makes such statements. Forward-looking statements include all statements that are not historical facts and may be identified by terminology such as the words “outlook,” “believe,” “expect,” “potential,” “goal,” “continues,” “may,” “will,” “should,” “could,”, “would”, “seeks,” “approximately,” “projects,” predicts,” “intends,” “plans,” “estimates,” “anticipates” “future,” “guidance,” “target,” or the negative version of these words or other comparable words, although not all forward-looking statements may contain such words. The forward-looking statements contained in this Annual Report on Form 10-K may include statements related to Awaysis’ revenues, earnings, taxes, cash flow and related financial and operating measures, and expectations with respect to future operating, financial and business performance, and other anticipated future events and expectations that are not historical facts.

Awaysis cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond Awaysis’ control, which may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause Awaysis’ actual results to differ materially from those contemplated by its forward-looking statements include: risks that there may be significant costs and expenses associated with liabilities related to the development of its business that were either unknown or are greater than those anticipated at the time of the acquisition of its assets; risks that Awaysis may not be successful in integrating new properties into all aspects of our business and operations or that the integration will take longer than anticipated; the operational risks as a result of acquiring undeveloped or underdeveloped assets and real estate and integration of those assets into our business; risks related to disruption of management’s attention from Awaysis’ ongoing business operations due to its efforts to identify, acquire, develop and manage new resort properties into Awaysis; any adverse effect of an acquired asset on Awaysis’ reputation, relationships, operating results and business generally; the continuing impact of the COVID-19 pandemic on Awaysis’ business, operating results, and financial condition; the extent and duration of the impact of the COVID-19 pandemic on global economic conditions; Awaysis’ ability to meet its liquidity needs; risks related to Awaysis’ indebtedness, especially in light of the significant amount of indebtedness we expect to incurred to complete various identified real estate properties for our resort portfolio; inherent business risks, market trends and competition within the resort and hospitality industries; compliance with and changes to United States, Belize and global laws and regulations, including those related to anti-corruption and privacy; risks related to Awaysis’ planned acquisitions, joint ventures, and other partnerships; Awaysis’ dependence on third-party development activities; the performance of Awaysis’ information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet Awaysis’ business and operation needs; Awaysis’ ability to attract and retain key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact Awaysis’ operations, revenue, operating profits and margins, financial condition or credit rating.

For additional information regarding factors that could cause Awaysis’ actual results to differ materially from those expressed or implied in the forward-looking statements in this Annual Report on Form 10-K, please see the risk factors discussed in “Part I—Item 1A. Risk Factors” of this Annual Report on Form 10-K and those described from time to time in other periodic reports that we file with the SEC. There may be other risks and uncertainties that we are unable to predict at this time or we currently do not expect to have a material adverse effect on our business. Except for Awaysis’ ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments, changes in management’s expectations, or otherwise.

PART I

Item 1. Description of Business.

The Company

Awaysis Capital, Inc. (the “Company”, “we”, “us” or “our”) is a real estate investment and management company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool.

The Company seeks to own and grow a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

Our business strategy entails targeting and identifying undervalued assets in emerging markets located in proximity to high demand travel destinations. The Company intends to focus these efforts on shovel-ready properties and/or other assets that we believe can be used to optimize sales and rental revenues. We have currently identified five properties in Belize, all of which are expected to constitute our initial real estate portfolio. To that effect, on June 30, 2022, we closed on the acquisition of certain real estate assets in San Pedro, Belize (the “Casamora Awaysis Assets”), pursuant to our previously announced series of Agreements of Purchase and Sale, all dated April 15, 2022. The total consideration paid by us for the properties subject to the agreements was at the appraisal value of $11.4 million (excluding transaction costs and fees) and was settled in a combination of a Purchase Money Mortgage of $2.6 million at 0% interest rate, payable on demand, a Purchase Money Mortgage of $280,000 at 0% interest rate that was paid on August 8, 2022 and 56.8 million shares of the Company’s common stock based on a per share price equal to the market price on the date of appraisal of $0.150. As the first acquisition by the Company in Belize and an important milestone, the Company expects to rebrand the Casamora Awaysis Asset, so it is easily identifiable as an Awaysis Property and fit perfectly with its strategy of creating a countrywide network of Awaysis residential enclave communities in the country.

The Casamora Awaysis Assets are as follows:

●	A rectangular shaped parcel with 100.0 feet of street frontage containing a 9,100 sq. ft. two story reinforced concrete building, with 2,173 sq. ft. of basement, a 1,600 sq. ft. porch/deck and a 3,062 sq. ft. terrace. The plan for this building is to have: (a) on the ground floor, a state-of-the-art fitness facility and wellness spa; (b) on the second floor, an executive conference center, a yoga/pilates studio with individual massage rooms associated with a planned wellness spa, and access to the porch/deck; and (c) on the third floor, a members-only roof-top patio and lounge.
●	A rectangular shaped parcel with 100.0 ft. of frontage on the beach reserve and the Caribbean Sea having a total square footage of 13,590 sq. ft. The lot is elevated, sandy, has a reinforced concrete sea wall and currently contains two 2-story concrete buildings. The northernmost building has four remodeled 1-bedroom, 1-bath units, each with a living room, kitchen, and covered porches. The southernmost building has two 1-bedroom, 1 bath remodeled units, each with a living room and kitchen on the ground floor and one 3-bedroom, 2-bath gutted unit on the second floor, each with their own covered porches. The plan is to eventually renovate all the units into more modern, luxury boutique waterfront villas.
●	A 1,380 sq. ft. ground floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,455 sq. ft. ground floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,455 sq. ft. ground floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,380 sq. ft. ground floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,380 sq. ft. second floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.

●	A 1,455 sq. ft. second floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,455 sq. ft. second floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,455 sq. ft. second floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,455 sq. ft. third floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,455 sq. ft. third floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,455 sq. ft. third floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	A 1,380 sq. ft. third floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.
●	3,825 sq. ft. of raw open land with 105 feet of street frontage. Currently there is a main single-level concrete building having dimensions of 14.0 ft. by 14.0 ft. and consisting of a reinforced concrete foundation and reinforced concrete floors. In addition, there is a wooden bar open area with shade, having dimensions of 14.0 ft. by 16.0 ft., as well a single-level wooden structure having dimensions of 16.0 ft. by 24.0 ft. plus a 10 ft. by 24 ft. front shade. The planned use for this land is expected to serve both the patio extension and parking area for a planned ground floor café referred to below.
●	1,717.83 sq. ft. of elevated land containing a three-story concrete building having dimensions of approximately 31.0 ft. by 41.0 ft. plus covered concrete porches on each floor of approximately 15.0 ft. by 18 ft. The ground floor unit is approximately 80% complete and is planned to contain a future cafe with a patio and parking. The second-floor unit is approximately 80% complete and planned for residential use. The penthouse unit is a 3-bedroom, 2-bath remodeled unit with dining room, living room, kitchen and small balcony facing the ocean. There is a further open-air patio situated above the covered patio of the penthouse which provides sweeping views of the ocean as well as sunset views over the lagoon side.

History

The Company was formed in Delaware on September 29, 2008, under the name ASPI, Inc (“ASPI”).

On April 25, 2012, ASPI filed an amendment to its Certificate of Incorporation to change its name from ASPI, Inc. to JV Group, Inc. and to increase the number of its authorized common shares from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

From its formation on September 28, 2008, through September 7, 2011, the Company was a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of common stock to create value for the Company’s shareholders.

From September 8, 2011, through October 2015, through the Company’s wholly owned subsidiary, Prestige Prime Office, Limited (“Prestige”), a Hong Kong Special Administrative Region Corporation, the Company operated as a serviced office provider in the Far East. Prestige ceased serviced office provider operations in October 2015, and effective September 30, 2017, the Company disposed of Prestige and its assets and liabilities.

The Company also formed a second wholly owned subsidiary, Mega Action Ltd., a British Virgin Island corporation, which never conducted any business activities, and effective September 30, 2017, the Company disposed of such company.

As of November 23, 2021, Michael A. Littman ATTY, Defined Benefit Plan, MAL as trustee, an affiliate of Michael A. Littman, the then secretary and a director of the Company and the owner of 98,108,000 shares of the Company’s common stock representing approximately 99.2% of the Company’s issued and outstanding common stock, sold 98,008,000 shares to Harthorne Capital Inc., a Delaware corporation (“Harthorne”), for aggregate consideration of $500,000, or approximately $0.0051 per share. This transaction was deemed a change of control, and effective as of November 23, 2021, (a) Calvin D. Smiley, Sr., the Company’s Chief Executive Officer and President, resigned from all officer and employment positions with the Company and its subsidiaries, (b) Michael A. Littman resigned from all officer and employment positions with the Company and its subsidiaries, (c) Michael Singh was appointed Chief Executive Officer, (d) Andrew Trumbach was appointed President, Chief Financial Officer, Secretary and Treasurer and (e) Lisa Marie Iannitelli was appointed Executive Vice President, Director-Investor Relations.

Contemporaneously, the size of the Board of Directors of the Company was increased from three directors to six directors. Michael Singh was appointed as Chairman of the Board and Andrew Trumbach and Lisa Marie Iannitelli were each appointed as a director, filling the vacancies on the Board resulting from the increase to the size of the Board.

Effective as of January 7, 2022, Messrs. Littman, Smiley and Green each resigned as directors of the Company. Subsequently, Tyler A Trumbach, Claude Stuart and Narendra Kini were appointed to the Board to fill the vacancies resulting from such January 7, 2022 resignations.

In February 2022, the Board of Directors of the Company determined to pursue a business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations.

On May 18, 2022, we changed our name from JV Group, Inc. to Awaysis Capital, Inc. In connection with this name change, we changed our ticker symbol from “ASZP” to “AWCA” and effective May 25, 2022, we began trading on the OTC Market under our new symbol.

Our Planned Business

Our planned business is expected to include real estate development and sales, hospitality rentals, resort operations and club management. Revenues are expected to come from:

●	selling our own developed resort inventory that includes Condominiums, Single Family Homes, and Villas.

●	providing management services to our branded resorts under HOA management agreements; and

●	manage short-term unit rentals of sold and unsold inventory at the resorts we own or manage.

The Casamora Awaysis development, our first property, is expected to commence sales and hospitality operations on or about November 1, 2022.

Inventory and Development Activities

We intend to acquire real estate assets to develop into resorts, starting in Belize and then expand into other resort markets as funds allow, including building additional phases at existing resorts, including re-acquiring inventory from owners in default and in the open market and sourcing other real estate assets from third parties.

Our development activities involving the acquisition of real estate are expected to be followed by construction or renovation to create integrated resorts under the “Awaysis” banner and brand. These development activities, and the related management of construction activities, are expected to be performed by us as developers and under a cost plus construction contract with R&R Construction Company Limited or other construction companies. The development and construction of the resorts require a large upfront investment of capital and can take several years to complete in the case of a ground-up or partially completed project.

Marketing and Sales Activities

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

Resort Management Activities

Resort Management

For each resort property we acquire and develop, we intend for our management company subsidiary to enter into a management agreement. The management company is expected to ensure that the resorts are well-maintained and financially stable, and the services provided are expected to include day-to-day operations of the resort, maintenance of the resort, preparation of reports, budgets and projections and employee training and oversight. The management agreements are expected to provide for a cost-plus management fee, which means we would generally earn a fee over and above the cost to operate the applicable resort. As a result, the management fees we expect to earn would be predictable, unlike traditional revenue-based hotel management fees, and our management fees generally would be unaffected by changes in rental rate or occupancy. We also expect to be reimbursed for the costs incurred to perform our management services, principally related to personnel providing on-site services.

Rental of Available Inventory

We intend to rent unsold inventory at our resorts as well as to rent inventory that is sold on behalf of the owners. By using our websites and other direct booking channels to rent available inventory, we intend to be able to reach potential new customers and introduce them to our resorts. Inventory rentals would allow us to utilize otherwise unoccupied inventory to generate additional revenues and provision of ancillary services. We expect that we will earn a fee from rentals of third-party inventory. Additionally, we intend to provide ancillary offerings including food and beverage, retail, and spa offerings at our planned resorts.

Competition

The resort and hotel industry are highly competitive and comprised of several national and regional companies that develop, finance and operate resorts and hotels.

Our planned business will compete with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises, and other accommodation alternatives, such as condominium and single-family home rentals. We also intend to compete with home and apartment sharing services that operate websites that market available privately-owned residential properties that can be rented on a nightly, weekly, or monthly basis. In certain markets, we may compete with timeshare operators, and it is possible that other potential competitors may develop properties near our resort locations once acquired, developed, and marketed.

Our planned business will compete with the virtually thousands of other hotels, resorts and timeshare operators vying for vacation travelers, in all cases based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar investment and development objectives to us.

We believe that, in the competitive industry in which we intend to operate, trademarks, service marks, trade names and logos are very important to the marketing and sales of products. While we have trademarked the name and logo “Awaysis”, which we believe is compelling, it is a new brand and there are many other trademarks, service marks, trade names and logos that have much greater brand identification.

There is also significant competition for talent at all levels within the industry, especially in sales and management.

Seasonality and Cyclicality

We expect to experience seasonality in the rental segment of our planned business, with stronger revenue generation during traditional vacation periods for those expected locations. Our business of selling units may be moderately cyclical as the demand for vacation units for sale is affected by the availability and cost of financing for purchasers, as well as general economic conditions and the relative health of the travel industry. We intend to offer owner financing up to 50% of the price of the units.

Government Regulation

Our proposed business is subject to various international, national, federal, state, and local laws, regulations and policies in jurisdictions in which we intend to operate. Some laws, regulations and policies would impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Asset Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of our areas of business: real estate development activities; marketing and sales activities; financial services activities; and resort management activities. We will continue to be subject to applicable new legislation, rules and regulations that have been proposed, or may be proposed, by federal, state and local authorities relating to the origination, servicing and securitization of mortgage loans.

Real Estate Development Regulation

Our planned real estate development activities are regulated under a number of different statutes in the jurisdictions we intend to operate, including Belize. We would generally be subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In Belize, these include the equivalent to the U.S. Americans with Disabilities Act of 1990 and the Accessibility Guidelines promulgated thereunder. In addition, we may be subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

Marketing and Sales Regulation

Our marketing and sales activities are expected to be highly regulated. A wide variety of laws and regulations govern our marketing and sales activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (“FTC”) and state “Little FTC Act” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws and other consumer protection laws.

We expect that we must obtain the approval of numerous governmental authorities for our planned marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals.

Resort Management Regulation

Our planned resort management activities are expected to be subject to laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming, and the environment (including climate change).

Environmental Matters

We expect to be subject to certain requirements and potential liabilities under various U.S. federal, state and local and foreign environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines, or other claims by third parties concerning environmental compliance or contamination. We expect to use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and fuel for back-up generators at some of our planned facilities, and we expect to generate certain wastes in connection with our planned operations. We may, from time to time, be responsible for investigating and remediating contamination at some of our developed facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for disposal. In some cases, we may be entitled to indemnification from the party that caused the contamination pursuant to our management, construction, or renovation agreements, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove, or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our planned properties.

Human Capital

Currently, we have no employees other than our officers and directors. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we intend to adopt some or all of such plans in the future. There are presently no personal benefits available to any officers, directors, or employees.

Where You Can Find More Information

Our temporary website address is https://awaysisgroup.com. Information on our website is not incorporated by reference herein. We recently commenced filing reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, information statements on Schedule 14C (both preliminary and final, as applicable), and certain amendments to these reports. While not yet implemented, we expect to have a completely new website which is under development with an investor’s link on our new website as soon as reasonably practicable after we file the reports with the SEC.

Risk Factors

We are subject to various risks that could materially and adversely affect our business, financial condition, results of operations, liquidity, and stock price. You should carefully consider the risk factors discussed below, in addition to the other information in this Current Report on Form 8-K. Further, other risks and uncertainties not presently known to management or that management currently deems less significant also may result in material and adverse effects on our business, financial condition, results of operations, liquidity, and stock price. The risks below also include forward-looking statements; and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

Risk Factor Summary

Our proposed business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

●	We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

●	Since inception of our new business model, we have not established any material and recurring revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

●	We may never become profitable.

●	We are dependent on management.

●	The expansion of our operations can have a significant impact on our profitability.

●	Our financial success is dependent on general economic conditions.

●	Our operating results are subject to significant fluctuations.

●	Our proposed objectives are capital intensive and subject to change.

●	There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner.

●	Our success will depend upon the acquisition of real estate, and we may be unable to consummate acquisitions or dispositions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently integrate assets into our existing operations.

●	Investors are reliant on management’s assessment, selection, and development of appropriate properties.

●	We face significant increases in development costs.

●	Our profitability may be impacted by delays in the selection, acquisition, and re-development of properties.

●	Our management maintains full discretion in the future disposition of properties.

●	Our properties may be subject to environmental laws and regulations that have the potential to impose liability.

●	The COVID-19 pandemic and related events, including the various measures implemented or adopted to respond to the pandemic and the global economic downturn, could have a material adverse effect on our business, financial condition, and results of operations.

●	Real estate is not as liquid as other types of assets, which may reduce economic returns to investors.

●	We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our Company.

●	We may not succeed in creating a portfolio enclave strategy.

●	Our properties may be subject to liabilities or other problems.

●	The failure to successfully execute and integrate strategic acquisitions that support our long-term strategies could adversely affect our growth rate and consequently our revenues and results of operations.

●	There are significant risks associated with “value-add” and properties in need of re-positioning.

●	Uninsured losses relating to real property may adversely affect our performance.

●	Competition for investment assets may increase costs and reduce returns.

●	Environmental regulations and issues, certain of which we may have no control over, may adversely impact our business.

●	Real estate may develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

●	Terrorist attacks or other acts of violence or war may adversely affect our industry, operations, and profitability.

●	We will be subject to risks related to the geographic locations of the properties we develop.

●	There may be several conflicts of interest that arise as we implement our business plan.

●	The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

●	Your interest in us may be diluted if we issue additional shares of common stock.

●	We cannot assure you that our common stock will become listed on Nasdaq and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

●	Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

●

Certain of our executive officers and directors, through their indirect ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

●	Investments in our common stock may provide you with limited rights, and we do not expect to pay cash dividends in the short term.

Risk Factors

We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

Our operations are subject to all of the risks inherent in the establishment of a new business enterprise, including but not limited to the absence of an operating history, lack of fully-developed or commercialized properties, insufficient capital, limited assets, expected substantial and continual losses for the foreseeable future, limited experience in dealing with regulatory issues, lack of marketing experience, need to rely on third parties for the development and commercialization of our proposed properties, a competitive environment characterized by well-established and well-capitalized competitors and reliance on key personnel.

We may not be successful in carrying out our business objectives. The revenue and income potential of our business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in our business. There is a substantial risk that we will not be successful in fully implementing our business plan, or if initially successful, in thereafter generating material operating revenues or in achieving profitable operations.

Since inception of our new business model, we have not established any material and recurring revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even if we successfully develop and market our business plan, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

We may never become profitable.

To become profitable, we must successfully implement our proposed business plan and strategies, either alone or in on conjunction with possible collaborators. We may never have any significant recurring revenues or become profitable.

We are dependent on management.

Our business is and will continue to be significantly dependent on our management team. The loss of any member of our management team could have a materially adverse effect on the Company.

The expansion of our operations can have a significant impact on our profitability.

We intend on expanding our business through the acquisition, development, and maintenance of real estate assets. Any expansion of operations that we may undertake will entail risks, such actions may involve specific operational activities which may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from our existing operations, all of which may have a material adverse effect on our present and prospective business activities.

Our financial success is dependent on general economic conditions.

Our financial success may be sensitive to adverse changes in general economic conditions in the United States, Belize and any other jurisdiction in which our assets are located, such as recession, inflation, unemployment, geopolitical situations, and interest rates. Such changing conditions could reduce demand in the marketplace for our planned real estate portfolio. We have no control over these changes.

Our operating results are subject to significant fluctuations.

Our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. Consequently, our revenues may vary by quarter, and our operating results may experience fluctuations.

Our proposed objectives are capital intensive and subject to change.

Our proposed business plans may change. Many of our potential business endeavors are capital intensive and may be subject to statutory or regulatory requirements. Management reserves the right, at any time, to make significant modifications to the Company’s stated strategies depending on future events.

There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner.

Our common stock is currently traded on the OTC Pink market. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop. There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on a national securities exchange, which we can provide no assurance, we expect that it will continue to be listed on the OTC Pink market. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and the trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Our success will depend upon the acquisition of real estate, and we may be unable to consummate acquisitions or dispositions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently integrate assets into our existing operations.

We intend to acquire, maintain, sell, and rent real estate assets. The acquisition of real estate entails various risks, including the risks that our real estate assets may not perform as expected, that we may be unable to integrate assets quickly and efficiently into our existing operations and that the cost estimates for the development or sale price of a property may prove inaccurate.

Investors are reliant on management’s assessment, selection, and development of appropriate properties.

Our ability to achieve our current objectives is dependent upon the performance of our management team in the quality and timeliness of our acquisition and development of real estate properties. Investors have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our assets. Investors must rely entirely on the decisions of the management team and the oversight of our principals.

We face significant competition that may increase costs.

We will experience significant competition from other sellers of real estate and other real estate projects. Competition may have the effect of increasing our acquisition costs, making it more difficult to identify and close on the acquisition of desirable real estate properties, and decrease the sales price or lease rates of developed assets.

Our profitability may be impacted by delays in the selection, acquisition, and development of properties.

We may encounter delays in the selection, acquisition and development of properties that could adversely affect our profitability. We may experience delays in identifying properties that satisfy ideal purchase parameters.

Our management maintains full discretion in the future disposition of properties.

We cannot predict with any certainty the various market conditions affecting real estate assets which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure shareholders that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of our real estate assets will be dependent upon fluctuating market conditions.

Our properties may be subject to environmental laws and regulations that have the potential to impose liability.

Under various local environmental laws, ordinances, and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require expenditures. Environmental laws provide for sanctions in the event of non-compliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. In connection with the acquisition and ownership of its properties, we may be potentially liable for such costs. The cost of defending against claims of liability, complying with environmental regulatory requirements or remediation of any contaminated property could have a materially adverse effect on our business, assets or results of operations.

The COVID-19 pandemic and related events, including the various measures implemented or adopted to respond to the pandemic and the global economic downturn, could have a material adverse effect on our business, financial condition, and results of operations.

The global COVID-19 pandemic and the various measures taken or implemented by governments and other authorities in the United States and around the world, businesses, organizations, and individuals have had, and will likely continue to have, an impact on domestic and international travel, consumer demand for travel, commercial activities across the travel, lodging and hospitality industries, businesses generally, and consequently, on our business and operations.

The extent and duration of the impact of the COVID-19 pandemic over the longer term remain uncertain and dependent on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of COVID-19, the introduction and spread of new variants of the virus that may be resistant to currently approved vaccines and the continuation of existing or implementation of new government travel restrictions, the extent and effectiveness of containment actions taken, including mobility restrictions, the timing, availability, and effectiveness of vaccines, and the impact of these and other factors on travel behavior in general, and on our business in particular, which may result in a lower sales demand for units, reduction in bookings and an increase in booking cancellations as well as an increase in material prices due to the increase in logistic cost.

As we look forward, we recognize the challenging macroeconomic conditions, including inflation, depressed consumer spending and the strengthening of the U.S. dollar. To date, these conditions other than the increase in construction costs, have not had a material impact on our business demand, results of operations, cash flows, or financial condition; however, the impact in the future of these macroeconomic events on our business, results of operations, cash flows, and financial condition is uncertain and will depend on future developments that we may not be able to accurately predict.

Real estate is not as liquid as other types of assets, which may reduce economic returns to investors.

Real estate assets are not as liquid as other types of investments, and this lack of liquidity may limit our ability to react promptly to changes in economic, financial, investment or other conditions. In addition, significant expenditures associated with real estate investments, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investments. Thus, our ability at any time to sell assets or contribute assets to property funds or other entities in which we maintain an ownership interest may be restricted. This lack of liquidity may limit the ability to vary our portfolio promptly in response to changes in economic, financial, investment or other conditions and, as a result, could adversely affect our financial condition, results of operations, and cash flows.

We may be unable to sell a property if or when it decides to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our Company.

Our ability to dispose of properties on advantageous terms depends on factors, some of which are beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of the properties acquired. We cannot predict the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions, which may affect the future disposition of the properties acquired, we cannot assure our shareholders that we will be able to sell such properties at a profit in the future. Accordingly, the extent to which our shareholders will receive cash dividends and realize potential appreciation on real estate investments will be dependent upon fluctuating market conditions. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. Funds may not be available to correct such defects or to make such improvements. In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not succeed in creating a portfolio enclave strategy.

The acquisition of assets is critical to our ability to enter new emerging markets and build local market density. This strategy will contribute to our ability to grow sales and rental revenues and increase profitability over time. In order to build on this concept of creating vacation-remote work enclave communities, we must be able to identify and maintain a pipeline of locally managed vacation homes and condominiums in new and emerging markets. We have been able to find existing shovel ready resorts and vacation properties by giving developers and owners an exit strategy and providing market and developmental expertise to reposition the acquired assets to maximize revenues, but that may not continue. Our ability to maintain this momentum depends on our ability to provide a unique travel experience to both owners and guests and to be able to consistently generate income to the residence owners. Our ability to provide this level of income and expectations are likely to be partially dependent on the labor cost of our local markets and our ability to hire teams for a diversity of roles at a reasonable cost given the constraints of each particular local market environment.

Our properties may be subject to liabilities or other problems.

We intend to perform certain due diligence for each property or other real estate related asset that we acquire. We will also seek to obtain appropriate representations and indemnities from sellers with respect to such properties or other investments. We may, nevertheless, acquire properties or other investments that are subject to uninsured liabilities or that otherwise have problems. In some instances, we may have only limited or perhaps even no recourse for any such liabilities or other problems or, if we received indemnification from a seller, the resources of such seller may not be adequate to fulfill its indemnity obligation. As a result, we could be required to resolve or cure any such liability or other problems, and such payment could have an adverse effect on our cash flow available to meet other expenses or to make dividend payments to shareholders.

The failure to successfully execute and integrate strategic acquisitions that support our long-term strategies could adversely affect our growth rate and consequently our revenues and results of operations.

We expect to acquire multiple properties at any given time. If we are not able to consummate these strategic acquisitions, it could negatively impact our growth rate, revenue results, results of operations and the trading prices of our common stock. Furthermore, strategic acquisitions and other strategic transactions and relationships involve a number of financial, accounting, operational, legal, compliance and other risks and challenges, any of which could negatively affect our growth rate revenue results, results of operations and the trading price of our common stock and may have a material adverse effect on our business, results of operations and financial condition.

There are significant risks associated with “value-add” and properties in need of re-positioning.

Our targeting of financially distressed properties (and, in some cases, raw land) may result in properties which are partially leased or completely vacant and thus not generating positive cash flow (or any cash flow). Similarly, under-performing and value-add properties that we are targeting may experience unanticipated delays in, or increases of the cost to improve or reposition those properties that may be beyond our control. There is no assurance we will be successful in stabilizing such properties given the significant number of factors beyond our control, including general or local economic conditions and local market demand that may come into play. These types of properties may pose greater investment risk than fully stabilized properties.

Uninsured losses relating to real property may adversely affect our performance.

We will attempt to ensure that all of its properties are comprehensively insured (including liability, fire, storm and extended coverage) in amounts sufficient to permit replacement in the event of a total loss, subject to applicable deductibles. However, in the event such insurance is not sufficient, or if we do not have a sufficient external source of funding to repair or reconstruct a damaged property our results of operations and financial condition could be adversely affected. There can be no assurance that any such source of funding will be available to us for such purposes in the future.

Competition for investments may increase costs and reduce returns.

We will experience competition for real property investments from individuals, corporations, banks, and insurance company investment accounts, as well as other real estate limited partnerships, real estate investment funds, commercial developers, pension plans, other institutional and foreign investors and other entities engaged in real estate investment activities. We will compete against other potential purchasers of properties of high-quality commercial properties leased to credit-worthy tenants and residential properties and, as a result of the weakened world economy, there is greater competition for the properties of the type in which we will invest. Some of these competing entities may have greater financial and other resources allowing them to compete more effectively. This competition may result in us paying higher prices to acquire properties than it otherwise would, or we may be unable to acquire properties that we believe meet our investment objectives and are otherwise desirable investments.

In addition, our properties may be located close to properties that are owned by other real estate investors and that compete with us for tenants. These competing properties may be better located and more suitable for desirable tenants than our properties, resulting in a competitive advantage for these other properties. We may face similar competition from other properties that may be developed in the future. This competition may limit our ability to lease space, increase its costs of securing tenants, and limit our ability to charge rents and/or require us to make capital improvements we otherwise might not make to our properties. As a result, we may suffer reduced cash flow with a decrease in share price and/or the ability to provide dividends.

Environmental regulations and issues, certain of which we may have no control over, may adversely impact our business.

Federal, state, and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect us specifically, and the real estate industry in general. Failure to uncover and adequately protect against environmental issues in connection with a portfolio investment may subject us to liability as the buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property.

We may be held liable for such costs as a subsequent owner and developer of such property. Liability can be imposed even if the original actions were legal, and we had no knowledge of the presence of hazardous or toxic substances.

We may also be held responsible for the entire payment of the liability if we are subject to joint and several liabilities and the other responsible parties are unable to pay. Further, we may be liable under common law to third parties for damages and injuries resulting from environmental contamination emanating from the site, including the presence of asbestos containing materials. Insurance for such matters may not be available. Additionally, new or modified environmental regulations could develop in a manner which could adversely affect us.

Real estate may develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergies or other reactions.

As a result, the presence of significant mold at any of our properties could require us to undertake a costly remediation program to contain or remove the mold from the affected property. In addition, the presence of significant mold could expose us to liability from its tenants, employees of such tenants and others if property damage or health concerns arise.

Terrorist attacks or other acts of violence or war may adversely affect our industry, operations, and profitability.

Terrorist attacks or other acts of violence or war may harm our results of operations. There can be no assurance that these attacks or armed conflicts, whether international or domestic, will not occur. These attacks or armed conflicts may directly or indirectly impact the value of the property we own or that secures our loans. Losses resulting from these types of events may be uninsurable or not insurable to the full extent of the loss suffered. Moreover, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. These attacks or armed conflicts could also result in economic uncertainty in the United States or abroad. Adverse economic conditions resulting from terrorist attacks or other acts of violence or war could reduce demand for space in our properties due to the adverse effect on the economy and thereby reduce the value of our properties.

We will be subject to risks related to the geographic locations of the properties we develop.

We intend to acquire, maintain, and sell real estate assets. If the commercial or residential real estate markets or general economic conditions in the geographic areas in which we intend to operate declines, we may experience a greater rate of default by tenants on their leases with respect to properties in these areas and the value of the properties in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

There may be several conflicts of interest that arise as we implement our business plan.

Certain of our officers and directors and our affiliates may engage, for their own account, or for the account of others, in other business ventures similar to ours or otherwise, and neither we nor any shareholder shall be entitled to any interest therein. Our management will devote only so much time to our business as is reasonably required. If a specific business venture becomes available, such person(s) may face a conflict in selecting between our business and his or her other business interests. We have not yet formulated a policy for the resolution of such conflicts. We will not share in the risks or rewards of such other ventures; however, such other ventures will compete for their time and attention, which might create other conflicts of interest. We do not at this time require our officers or directors to devote any particular amount of time to the Company. As a result, our business and results of operations could be materially adversely affected. We are buying certain assets in our portfolio from certain of our officers and directors. Even though these will be purchased with arms-length appraisals, there is still an inherent conflict between the roles of certain officers and/or directors acting and representing the sellers and buyers in the same transaction.

The market price and trading volume of our common stock may be volatile, which may adversely affect its market price.

The market price of our common stock could be subject to significant fluctuations due to factors such as:

●	actual or anticipated fluctuations in our financial condition or results of operations;

●	the success or failure of our operating strategies and our perceived prospects; realization of any of the risks described in this section; failure to be covered by securities analysts or failure to meet the expectations of securities analysts;

●	a decline in the stock prices of peer companies; and

●	a discount in the trading multiple of our common stock relative to that of common stock of certain of our peer companies due to perceived risks associated with our smaller size.

As a result, shares of our common stock may trade at prices significantly below the price you paid to acquire them. Furthermore, declines in the price of our common stock may adversely affect our ability to conduct future offerings or to recruit and retain key employees, including our managing directors and other key professional employees.

Your interest in us may be diluted if we issue additional shares of common stock.

In general, shareholders do not have preemptive rights to any common stock issued by us in the future. Therefore, shareholders may experience dilution of their equity investment if we issue additional shares of common stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our common stock, which we intend to do.

We cannot assure you that our common stock will become listed on a securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

We plan to seek listing of our common stock on the NASDAQ exchange as soon as reasonably practicable. We may not currently meet the initial listing standards of any of those exchanges or any other stock exchange and cannot assure you when or if we will meet the listing standards, or that we will be able to maintain a listing of the common stock on any stock exchange.

Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations which generally define a “penny stock” as an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The SEC’s penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that before a transaction in a penny stock occurs, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s agreement to the transaction. If applicable in the future, these rules may restrict the ability of brokers-dealers to sell our common stock and may affect the ability of investors to sell their shares, until our common stock no longer is considered a penny stock.

Certain of our executive officers and directors, through their indirect ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

Harthorne Capital, Inc., which is owned by certain of our executive officers and directors, beneficially owns shares of our common stock equal to approximately 98% (without taking into account the expected issuance of 56.8 million shares as part of our acquisition of the Casamora Awaysis Assets and other potential issuances of shares relating to the Company’s existing private offering of common stock) of our outstanding shares of common stock). As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company. In addition, stock ownership of insiders and management, at high levels of ownership, may induce executive decisions inconsistent with growth-oriented risk-taking.

Investments in our common stock may provide you with limited rights, and we do not expect to pay cash dividends in the short term.

Common stock and similar equity securities generally represent the most junior position in an issuer’s capital structure and, as such, generally entitle holders to an interest in the assets of the issuer, if any, remaining after all more senior claims to such assets have been satisfied. Holders of common stock generally are entitled to dividends only if and to the extent declared by the governing body of the issuer out of income or other assets available after making interest, dividend, and any other required payments on more senior securities of the issuer. We anticipate that we will retain our earnings, if any, for future growth and therefore do not anticipate paying cash dividends on our common stock in the short term. Investors seeking cash dividends should not invest in our common stock for that purpose.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Description of Property.

Our principal executive office is located at 3400 Lakeview Drive, Suite 100, Miramar, Florida, pursuant to a 62 month lease that commenced at or around September 1, 2022. This facility, consisting of 2,349 square feet, is expected to provide the space and infrastructure necessary to accommodate our present operations, based on our current business plan. The annual rent for the first lease year is approximately $50,000, with future lease years subject to escalation clauses.

As of June 30, 2022, we own the Casamora Resort Assets, which are still under development.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

We are not currently a party in any legal proceeding or governmental regulatory proceeding nor are we currently aware of any pending or potential legal proceeding or governmental regulatory proceeding proposed to be initiated against us that would have a material adverse effect on us or our business.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no “established trading market” for our shares of Common Stock. Since May 25, 2022, our Common Stock has been quoted on the OTC Pink Market under the ticker symbol “AWCA”. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Prior to May 25, 2022, our Common Stock was quoted on the OTC Pink Market under the symbol “ASZP”.

The following table shows the high and low bid prices of our Common Stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

As of November 2, 2022, there were approximately 152 holders of record of our common stock, and the last reported closing sales price of our common stock on that date was $0.3299.

Quarter Ended	High	Low

June 30, 2022	$0.4499	$0.1500
March 31, 2022	0.6400	0.1500
December 31, 2021	$0.3900	$0.0550
September 30, 2021	0.2000	0.0010

June 30, 2021	0.1387	0.0010
March 31, 2021	$0.1500	$0.0035
December 31, 2020	0.0500	0.0080
September 30, 2020	0.2000	0.0050

Dividend Policy

We have never declared or paid any cash dividend. We do not anticipate that we will declare or pay any dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board deems relevant.

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of June 30, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2022 Omnibus Performance Award Plan	-	-	19,977,931

Equity compensation plans not approved by security holders:	-	-	-

Total			19,977,931

Unregistered Sale of Securities

During the past three years, the Company made the following issuances of its unregistered securities, none of which involved any underwriters, underwriting discounts or commissions. Unless otherwise specified below, the Company believes these transactions were exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Between May 26, 2022, and June 30, 2022, the Company sold, in a private offering of up to $25 million of the Company’s Common Stock, at a price per share of $1.00 (the “Offering”), the Company entered into a Subscription Agreement with investors in the Offering for an aggregate of 1,818,000 shares of Common Stock with a total subscription price of $1,818,000. The Company has received a total of $625,000 and still has pending an aggregate of 1,193,000 shares of Common Stock (the “Pending Shares”) for a total subscription receivable of $1,193,000. The Company expects such proceeds to be funded, and the Pending Shares to be issued, by the end of November 2022.

All purchases made in connection with the Offering were pursuant to Subscription Agreements & Investor Suitability Questionnaires as between the Company and each of the investors.

As of June 30, 2022, as partial consideration for our acquisition of the Casamora Awaysis Assets, we were obligated to issue to the seller of such assets an aggregate of 56.8 million shares of our common stock based on a per share price equal to the market price on the date of appraisal of $0.150. Such shares have not been issued as of the date hereof, and they are expected to be issued in the second fiscal quarter of 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section of this Annual Report on Form 10-K entitled “Risk Factors” as well as elsewhere in this Annual Report.

Forward-looking statements, which involve assumptions and describe our future plans, strategies, and expectations, are generally identifiable by use of the words “may,” “should,” “would,” “will,” “could,” “scheduled,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “seek,” or “project” or the negative of these words or other variations on these words or comparable terminology.

In light of these risks and uncertainties, and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We are a real estate investment and management company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool.

The Company seeks to own and grow a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

Our business strategy entails targeting and identifying undervalued assets in emerging markets located in proximity to high demand travel destinations. The Company intends to focus these efforts on shovel-ready properties and/or other assets that we believe can be used to optimize sales and rental revenues. We have currently identified five properties in the country of Belize, all of which are expected to constitute our initial real estate portfolio. To that effect, on June 30, 2022, we closed on the acquisition of certain real estate assets in San Pedro, Belize (the “Casamora Awaysis Assets”), pursuant to our previously announced series of Agreements of Purchase and Sale, all dated April 15, 2022. The total consideration paid by us for the properties subject to the agreements was at the appraisal value of $11.4 million (excluding transaction costs and fees) and was settled in a combination of a Purchase Money Mortgage of $2.6 million at 0% interest rate, payable on demand, a Purchase Money Mortgage of $280,000 at 0% interest rate that was paid on August 8, 2022 and 56.8 million shares of the Company’s common stock based on a per share price equal to the market price on the date of appraisal of $0.150. As the first acquisition by the Company in Belize and an important milestone, the Company expects to rebrand the Casamora Awaysis Asset, so it is easily identifiable as an Awaysis Property and fit perfectly with its strategy of creating a countrywide network of Awaysis residential enclave communities in the country for owners and guests to travel, work and play.

Cost of Revenues

The company had no revenues as of June 30, 2022, and no cost of revenues.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, which may include share-based compensation, for employees engaged in sales, marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

General and Administrative Expenses

Our general and administrative costs include payroll, employee benefits, and other personnel-related costs, which include share-based compensation, associated with administrative and support staff, as well as legal and accounting costs, insurance costs, and other administrative fees.

Results of Operations – Fiscal Years Ended June 30, 2022 and June 30, 2021

We had no significant activity during our fiscal year ended June 30, 2021. We commenced activities and started to incur material costs in the fiscal year ended June 30, 2022 as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations.

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

Revenues

We recognized no revenue during the years ended June 30, 2022, and 2021, as we had no revenue generating activities during these periods.

Sales and Marketing Expenses

During the years ended June 30, 2022, and 2021, we incurred sales and marketing expenses of $49,269 and $0, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

General and Administrative Expenses

During the years ended June 30, 2022, and 2021, we incurred general and administrative expenses of $190,582 and $12,023, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and transitioning from being a shell company to an operating company under its new management.

Operating Loss

During the years ended June 30, 2022, and 2021, we recognized operating losses of $(239,851) and $(12,023), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its new management and brand.

Other Income (Expenses)

During the years ended June 30, 2022, and 2021, we incurred interest expenses of $0 and $2,488, respectively.

Net Loss

During the years ended June 30, 2022, and 2021 we recognized net losses of $(239,851) and $(14,511), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and transitioning from being a shell company to an operating company under its new management and brand.

Liquidity and Capital Resources

As of June 30, 2022, we had cash of $481,965 and had a positive working capital of $8,959,498, of which was mainly from the issuance of shares for real estate inventory and sale of shares from private placement. We have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated cost of development of our first properties to come from pre-sales and not cash-on-hand. We will need to raise additional cash to satisfy our long-term requirements.

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

If we are unable to obtain the necessary funding from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to affect our business plan. Raising debt or equity funding for small publicly quoted, penny stock companies is extremely challenging. We can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If we are not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned acquisitions and developments. Any of these actions could materially harm our planned business.

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the sale of shares of our capital stock to third parties. While we intend in the short term to seek to raise up to $25 million through the sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through June 30, 2022, we have raised an aggregate of $1,818,000 in such private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the years ended June 30, 2022, or 2021. Net cash flows used in operating activities were $(200,381) and $(5,923) for the years ended June 30, 2022, and 2021, respectively.

Cash Flows from Investing Activities

During the years ended June 30, 2022, and 2021, net cash flow used for investing activities was $22,145 and $0, respectively.

Cash Flows from Financing Activities

In 2021, we financed our operations primarily by way of advances from notes payable from a former director and former majority shareholder, and in 2022 through June 30, 2022, we have financed our operations by way of advances from our current majority shareholder, issuance of shares and debt for real estate inventory, and cash raised from the private placement offering. The Company offered up to $25 million worth of restricted shares of common stock to a limited number of accredited investors, at a price per share of $1.00.

For the years ended June 30, 2022, and 2021, net cash from financing activities was $704,491 and $5,923, respectively.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to become a real estate investment and management company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

Critical Accounting Policies

The company applies judgment and estimates that may have material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory and goodwill. The following explains the basis and the procedure where judgment and estimates are applied.

Inventories

New real estate inventory is carried at the lower of cost or net realizable value. The cost of finished inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished real estate inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, we had an accumulated deficit at June 30, 2022 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended. As of year, ended June 30, 2022, and 2021, we had cash in the amount of $481,965 and -0-, respectively. As of June 30, 2022 and 2021, we had executed subscription pending funding in the amount of $1,193,000 and -0-, respectively.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions and funding to support its current basic operations for at least the next 12 months; however, the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds by way of private offering or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and supplementary data required by this item are included in this Annual Report on Form 10-K immediately following Part IV and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company needs to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of June 30, 2022, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Management came to this result due to the Company failing to timely file a Current Report on Form 8-K to announce the acquisition of the Casamora Awaysis Assets.

Although we have begun to rectify these weaknesses by the hiring of Amir Vasquez as our new CFO, our remediation of these deficiencies is still ongoing.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of June 30, 2022, and have concluded that, as of June 30, 2022, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have six directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of June 30, 2022:

Name	Age	Titles
Michael Singh	56	Chairman, Chief Executive Officer and Director
Dr. Andrew E. Trumbach	61	Director and President
Lisa-Marie Iannitelli	44	Executive Vice President, Investor Relations, and Director
Dr. Claude Stuart	61	Director
Dr. Narendra Kini	60	Director
Tyler Trumbach	32	Chief Legal Counsel and Director

Michael Singh, Chairman, Chief Executive Officer and Director. Mr. Singh has been the Company’s Chief Executive Officer and a member of the Company’s Board of Directors since November 23, 2021. Mr. Singh is the founder and CEO of BTALCO Limited for over 20 years, and which is a leading logistics provider in Belize. Mr. Singh is also the managing partner for Island Club Resorts Ltd since June 2002 and has successfully developed, operated and sold the Belize Yacht Club, a major condominium development in San Pedro, Ambergris Caye, which consists of approximately 80 luxury units. Mr. Singh is also, since February 2016, the founder and Managing Partner of Century 21 Belize, a leading provider of real estate sales services in Belize. Mr. Singh holds a degree in Finance and International Business from Loyola University in New Orleans. At various times, he has served in the capacity of CEO for the Ministry of Tourism, Civil Aviation and Culture, and CEO of the Ministry of Trade and Investments, in Belize. Mr. Singh has extensive experience in a variety of successful Belize-based ventures.

Mr. Singh is an Executive Director of Harthorne Capital, Inc.

The Company believes that Mr. Singh is qualified to serve as a member of the Board of Directors due to his extensive business experience.

Dr. Andrew E. Trumbach, Director. Dr. Trumbach has been a member of the Company’s Board of Directors and President since November 23, 2021. Dr. Trumbach previously served as the Chief Financial Officer of the Company until his resignation on August 15, 2022. Since 1992, Dr. Trumbach has been a consultant providing tax, accounting and financial analysis services and accounting information systems solutions to middle market companies and family-owned businesses. From 2008 to 2014, Dr. Trumbach was a part-time Professor at Nova Southeastern University, H. Wayne Huizenga School of Business and Entrepreneurship, where he taught classes on accounting, financial management , cost accounting, and accounting information systems. He has been the part-time Chief Financial Officer of Omnia Wellness Inc. (OTCQB:OMWS) since March 2021. He was the EVP/CFO of a holding company from 2008 to 2019 that owned and operated one of the largest perfume distribution businesses operating worldwide. The company acquired and managed affiliated companies that included over 45 retail stores and a duty-free company operating airline, cruise, and retail duty free and duty paid concessions located in cruise, airport, and border locations worldwide. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial, and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water and sewer utility, mobile home parks, data centers, and funeral homes. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both the Caribbean and the United States. Dr. Trumbach is currently the owner of Writeup Express, Inc. and Ajuni Properties Inc. In addition to a Bachelor of Science degree in Accounting and a Master of Business Administration degree, Dr. Trumbach has earned Doctorate degrees in both Information Technology Management and Accounting. He has undertaken numerous consulting projects for major companies in the United States and the Caribbean.

Dr. Trumbach is the President, CFO and an Executive Director of Harthorne Capital, Inc.

The Company believes that Dr. Trumbach is qualified to serve as a member of the Board of Directors due to his extensive business and financial experience, including acting as executive officers and directors of other public companies.

Lisa Marie Iannitelli, Executive Vice President, Investor Relations and Director. Ms. Iannitelli has been the Company’s Executive Vice President, Investor Relations and a member of the Company’s Board of Directors since November 23, 2021. Ms. Iannitelli has been the CEO and President of Wentworth Capital Markets Inc. since January 2017. Prior to that, from October 2010 to December 2018, Ms. Iannitelli was Director of Investor Relations & Business Development at The Delavaco Group. From March 2005 to August 2010, she was a Compliance Officer and then was an Investment Associate, at BMO Nesbitt Burns Inc. Ms. Iannitelli is an executive director of Harthorne Capital, Inc.

The Company believes that Ms. Iannitelli is qualified to serve as a member of the Board of Directors due to her extensive investor relations experience and experience assisting real estate companies to go public.

Dr. Claude Stuart, Director. Dr. Stuart has been a member of the Company’s Board of Directors since February 17, 2022. Dr. Stuart is an Adjunct Assistant Professor of Mathematics at Farmingdale State College of the State University of New York, and an instructor for the New York City Department of Education for more than the past five years. He earned a Bachelor of Science in Economics from Rider University, a Juris Doctorate from Seton Hall University School of Law, a Master of Science in Mathematics from St. John’s University, and a Doctorate in Education Administration from Dowling College, New York. He is an attorney and is admitted to practice law in the New Jersey Supreme Court and Federal Court. He is also a trustee of the New York Annual Conference of the United Methodist Church, a not-for-profit organization, a member of the Council of Finance and Administration, and a member of the Audit Committee and the Board of Camping and Retreat Ministries. He is the Vice-President and Treasurer of Friends Supporting the Anglican Diocese of Belize Inc., a not-for-profit organization registered in the State of New York. He is also the Northeast-Regional Director of Benjamin Banneker Association, an affiliate of The National Council of Teachers in Mathematics and a member of several research and professional organizations.

The Company believes that Dr. Stuart is qualified to serve as a member of the Board of Directors due to his experience as an attorney and his education.

Dr. Narendra M. Kini, Director. Dr. Kini has been a member of the Company’s Board of Directors since February 17, 2022. Dr. Kini has more than 25 years’ experience as a Chief Executive Officer, Chief Medical Officer, and an ER and Trauma doctor. Dr. Kini most recently served as the Chief Medical Officer of the State of Florida COVID-19 Infectious Disease Field Hospital System where he oversaw all clinical personnel for the 9-hospital system. In that role, Dr. Kini provided training and in-servicing, ran drills with clinical staff, ensured quality patient care, and provided guidance regarding necessary equipment and supplies to treat COVID-19 patients. Prior to that, from January 2008 until June 2019, Dr. Kini served as the Chief Executive Officer for Nicklaus Children’s Hospital (f/k/a Miami Children’s Hospital), providing management to the 26 facilities in the system and a 309-bed hospital with 3,000 employees and 700 plus physicians. He also provided ancillary and clinical operations leadership as the Chief Medical Officer for Trinity Health, a 45-hospital, $5 billion system. Dr. Kini also works as a consultant for innovation in digital health at KiniConsult, a company he founded in 2019. A graduate from University of Alabama and Medical College of Wisconsin, Dr. Kini has a Master of Science in Health Management to complement his Medical Doctorate degree.

The Company believes that Dr. Kini is qualified to serve as a member of the Board of Directors due to his education and experience.

Tyler Trumbach, Chief Legal Counsel and Director. Mr. Trumbach has been the Company’s Chief Legal Counsel and a member of the Company’s Board of Directors since February 17, 2022. Mr. Trumbach is a member of the Florida and New York bars. He graduated in 2013 from Columbia University with a B.A. in Economics and History. He was involved in various political organizations and served two terms as President of the Columbia University College Republicans. After Columbia, Mr. Trumbach attended Fordham University School of Law where he obtained his J.D. While at law school, Tyler was a member of the Urban Law Journal where he wrote a note analyzing the effects of Dodd-Frank on the current mortgage marker. He was also a participant in the Fordham Criminal Defense Clinic where he represented low-income clients in the Manhattan Criminal Court with the guide of the clinic professors. He was employed as in-house legal counsel for Carolina Financial Securities LLC and since 2017, he has been the principal of the Law Offices of Tyler A. Trumbach, P.A.

Mr. Trumbach is the son of Dr. Andrew Trumbach, the Company’s President, and a director.

The Company believes that Mr. Trumbach is qualified to serve as a member of the Board of Directors due to his education and experience as an attorney.

Executive Officers

Following are the name, age and other information for our executive officers. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding Michael Singh, our Chairman and Chief Executive Officer, Dr. Andrew E. Trumbach, our President, Tyler Trumbach, our Chief Legal Counsel, and Lisa-Marie Iannitelli, our Executive Vice President, Investor Relations, is set forth above under “Board of Directors.”

Name	Age	Titles
Michael Singh	56	Chairman, Chief Executive Officer and Director
Dr. Andrew E. Trumbach	61	Director and President
Amir Vasquez	35	Chief Financial Officer
Lisa-Marie Iannitelli	44	Executive Vice President, Investor Relations and Director
Tyler Trumbach	32	Chief Legal Counsel and Director

Amir Vasquez, CFO. Mr. Vasquez has served as the Company’s Chief Financial Officer since August 15, 2022. Mr. Vasquez is an experienced controller and finance professional. He received his bachelor’s degree in accounting and earned a Master of Finance Degree from Florida International University. Amir has been working in the accounting and finance field for over 10 years, beginning his career at the international accounting firm of Pannell Kerr Forster. He is also an experienced financial analyst having worked with international banks, oil companies and multinational duty-free and perfume distributors. From August 2018 to August 2022, he was an accountant at AB Diversified Enterprises Inc., a manufacturer and distributor. Prior to that, from August 2013 to August 2018, he was an accountant at Duty Free Partners LLC, a retailer.

Committees of the Board of Directors

Structure and Operation of the Board

We do not have standing audit, compensation, or nominating committees of our Board. However, the full Board performs all of the functions of a standing audit committee, compensation committee and nominating committee. The Board currently consists of six directors: Mr. Singh (Chairman), Dr. Trumbach, Ms. Iannitelli, Dr. Stuart, Dr. Kini and Mr. Trumbach. The following is a brief description of these functions of the Board:

Nomination of Directors

The Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are typically identified by existing directors or members of management. The Board will consider director candidates recommended by shareholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to Awaysis Capital, Inc., 3400 Lakeview Drive, Suite 100, Miramar, FL 33027; c/o Chairman. The Board considers the needs for the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity.

Audit Committee Related Function

We do not have a standing audit committee, and thus we do not have an audit committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the audit committee. The Board intends to review with management and the Company’s independent public accountants the Company’s financial statements, the accounting principles applied in their preparation, the scope of the audit, any comments made by the independent accountants upon the financial condition of the Company and its accounting controls and procedures and such other matters as the Board deems appropriate. Because the Company’s common stock is traded on the OTC Pink market, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

Audit Committee Financial Expert

We do not have an independent audit committee financial expert, and we do not have an audit committee. Dr. Trumbach meets the definition of an audit committee financial expert but he is not independent.

Risk Oversight

The Board’s risk oversight is administered primarily through the following:

●	review and approval of an annual business plan;

●	review of a summary of risks and opportunities at meetings of the Board;

●	review of business developments, business plan implementation and financial results;

●	oversight of internal controls over financial reporting; and

●	review of employee compensation and its relationship to our business plans.

Due to the small size and early stage of the Company, we have not adopted a formal policy on whether there should be a separate Non-Executive Chairman.

Compensation Committee Related Function

The Board does not currently have a standing compensation committee, and thus we do not have a compensation committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the compensation committee. The full Board currently has the responsibility for reviewing and establishing compensation for executive officers and making policy decisions concerning salaries and incentive compensation for executive officers of the Company.

The Company’s executive compensation program is administered by the Board, which determines the compensation of the executive officers of the Company. In reviewing the compensation of the individual executive officers, the Board intends to consider the recommendations of the executive officers, published compensation surveys and current market conditions.

Communication with Shareholders

Shareholders wishing to communicate with the Board can send an email to info@awaysiscpaital.com or write or telephone to the Company’s corporate offices:

Awaysis Capital, Inc.

Chairman

3400 Lakeview Drive, Suite 100

Miramar, FL 33027

Telephone: (855)795-3311

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is filed with this Annual Report on Form 10-K.

Corporate Governance

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended June 30, 2022, with the exception of one untimely Form 3 for each of Messrs. Trumbach, Nelson, Singh, Trumbach, Narendra and Iannitelli, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Michael Singh(2)	2022	8,650	-	-	-	-	-	8,650
CEO, President & Chairman	2021	-	-	-	-	-	-	-

Calvin Smiley(3)	2022	-	-	-	-	-	-	-
Former CEO	2021	-	-	-	-	-	-	-

Dr. Andrew Trumbach(4)	2022	8,650	-	-	-	-	-	8,650
President and Former Chief Financial Officer	2021	-	-	-	-	-	-	-

Lisa-Marie Iannitelli (5)	2022	-	-	-	-	-	-	-
Executive Vice President	2021	-	-	-	-	-	-	-

Tyler Trumbach(6)	2022	-	-	-	-	-	-	-
Chief Legal Counsel	2021	-	-	-	-	-	-	-

(1)	“2022” represents the fiscal year ended June 30, 2022, and “2021” represents the fiscal year ended June 30, 2021.
(2)	Mr. Singh was hired by the Company on November 23, 2021.
(3)	Mr. Smiley resigned from his executive roles with the Company on November 23, 2021.
(4)	Dr. Trumbach was hired by the Company on November 23, 2021, as President and Chief Financial Officer. On August 15, 2022, he resigned as Chief Financial Officer of the Company.
(5)	Ms. Iannitelli was hired by the Company on November 23, 2021.
(6)	Mr. Tyler Trumbach was engaged as an Attorney on November 23, 2021 and was hired by the Company as an employee on February 17, 2022.

Outstanding Equity Awards at Fiscal Year-End

There are no outstanding equity awards held by the named executive officers as of the end of the fiscal year ended June 30, 2022.

Executive Employment Agreements

Amir Vasquez

Mr. Amir Vasquez, the Chief Financial Officer of the Company since August 15, 2022, entered into an Employment Agreement with the Company. Pursuant to the Employment Agreement, Mr. Vasquez will receive an annual base salary of $150,000 (the “Base Salary”), which will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Vasquez’s performance and that of the Company. Additionally, Mr. Vasquez may earn an annual bonus of up to 200% of Base Salary, payable based on performance in the previous fiscal year, and based on the achievement of objectives agreed to with the Company’s Chief Executive Office and/or President for each fiscal year.

Mr. Vasquez is also entitled to customary benefits and vacation, and is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Employment Agreement.

The Employment Agreement may be terminated by the Company at any time without prior notice for “Cause”, as defined in the Employment Agreement. Upon termination for Cause, Mr. Vasquez will be provided with any unpaid, earned Base Salary up to the date of termination.

The Employment Agreement may be terminated at any time without Cause, and provided that Mr. Vasquez executes a general release, the Company shall pay to Mr. Vasquez an amount equal to 12-months’ Base Salary (the “Severance”) plus accrued unused vacation; provided that the Company shall not be required to pay the Severance in the event the Company elects to enforce the Employment Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Employment Agreement.

Mr. Vasquez can terminate the Employment Agreement and his employment at any time for any reason on 30 days prior written notice. In case of “Good Reason,” as defined in the Employment Agreement, the Company shall pay to Mr. Vasquez the Severance plus accrued unused vacation; provided that the Company shall not be required to pay the Severance in the event the Company elects to enforce the Employment Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Employment Agreement.

Mr. Vasquez will be entitled to participate in the Company’s incentive plans and shall initially be granted options to purchase 500,000 shares of the Company’s common stock.

Tyler Trumbach, Esq.

On July 25, 2022, we entered into an Employment Agreement with Tyler Trumbach, the Company’s Chief Legal Counsel and a director.

Pursuant to the Employment Agreement, Mr. Trumbach will receive an annual base salary of $200,000 (the “Base Salary”), payable in shares of common stock of the Company or cash, depending on cash availability. The Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Trumbach’ s performance and that of the Company. Additionally, Mr. Trumbach may earn an annual bonus of up to 200% of Base Salary, payable based on performance in the previous fiscal year, and based on the achievement of objectives agreed to with the Company’s Chief Executive Office and/or President for each fiscal year.

Mr. Trumbach is also entitled to customary benefits and vacation, and is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Employment Agreement.

The Employment Agreement may be terminated by the Company at any time without prior notice for “Cause”, as defined in the Employment Agreement. Upon termination for Cause, Mr. Trumbach will be provided with any unpaid, earned Base Salary up to the date of termination.

The Employment Agreement may be terminated at any time without Cause, and provided that Mr. Trumbach executes a general release, the Company shall pay to Mr. Trumbach an amount equal to 12-months’ Base Salary (the “Severance”) plus accrued unused vacation; provided that the Company shall not be required to pay the Severance in the event the Company elects to enforce the Employment Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Employment Agreement.

Mr. Trumbach can terminate the Employment Agreement and his employment at any time for any reason on 30 days prior written notice. In case of “Good Reason,” as defined in the Employment Agreement, the Company shall pay to Mr. Trumbach the Severance plus accrued unused vacation; provided that the Company shall not be required to pay the Severance in the event the Company elects to enforce the Employment Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Employment Agreement.

Mr. Trumbach will be entitled to participate in the Company’s incentive plans and shall initially be granted options to purchase 1,500,000 shares of the Company’s common stock.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its directors to the fullest extent permitted by law.

Director Compensation

No compensation was paid by the Company to its directors as such during the year ended June 30, 2022, or 2021. In consideration for their board service, we intend to compensate our outside directors in the form of options for each year for their continued service. We also reimburse our directors reasonable out of pocket expenses incurred in attending board meetings and in carrying out their board duties.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as November 2, 2022, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of November 2, 2022. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 100,143,322 shares outstanding as of November 2, 2022. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of November 2, 2022 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Awaysis Capital, Inc., 3400 Lakeside Drive, ,Suite 100, Miramar, FL 33027

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficially Owned
Harthorne Capital, Inc.(1)	98,008,000	97.87%
Michael Singh	(1)	(1)%
Amir Vasquez (2)	-	-%
Andrew Trumbach	(1)	(1)%
Lisa-Marie Iannitelli	(1)	(1)%
Claude Stuart	-	-%
Narendra Kini	-	-%
Tyler Trumbach	-	-%
Calvin Smiley	-	-
All current directors and executive officers as a group (7 persons)	98,008,000	97.87%

(1)	Pursuant to a Schedule 13D filed with the Securities and Exchange Commission on March 14, 2022, Harthorne Capital, Inc. (“Harthorne”) operates as a holding entity for Mr. Singh and Dr. Trumbach’s initial investments in the Company. Additionally, each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli are Executive Directors of Harthorne. Each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli disclaims beneficial ownership of all such securities except to the extent of his or her pecuniary interest therein, other than those securities reported herein as being held directly by such Reporting Person.
(2)	Mr. Vasquez was appointed as the Company’s Chief Financial Officer since August 15, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction

The Board intends to implement a policy to review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations on an ongoing basis, and develops policies and procedures for the approval of related party transactions. Prior to consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction would be disclosed to the disinterested directors. The transaction would not be approved unless a majority of the members of the Board who are not interested in the transaction approve the transaction. The Board intends to takes into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

Each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli are Executive Directors of Harthorne, the owner of approximately 98% of the issued and outstanding shares of common stock of the Company.

As of June 30, 2022, and 2021, Harthorne advanced $12,497 and $5,923, respectfully, relating to costs paid on behalf of the Company.

Family Relationships

Tyler Trumbach, the Company’s Chief Legal Counsel and a director, is the son of Dr. Andrew Trumbach, the president and a director of the Company. There are no other familial relationships between any of our officers and directors.

Apart from the disclosures set forth under this Item 13, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination. NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship, which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	The director is, or at any time during the past three years was, an employee of the company;

●	The director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	A family member of the director is, or at any time during the past three years was, an executive officer of the company;

●	The director or a family member of the director is a partner in, controlling shareholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	The director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●	The director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Under such definitions, one of our directors can be considered independent.

Item 14. Principal Accountant Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Awaysis Capital, Inc. for the fiscal year ended June 30, 2022, with management and have reviewed related written disclosures of BF Borgers CPA PC, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from BF Borgers CPA PC required by regulatory and professional standards and have discussed with BF Borgers CPA PC its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the year ended June 30, 2022.

We have also reviewed the various fees that we paid or accrued to BF Borgers CPA PC during the year ended June 30, 2022, and 2021 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by BF Borgers CPA PC for the audit of our financial statements for the years ended June 30, 2022, and 2021 and fees billed for other services rendered by BF Borgers CPA PC during those periods:

	2022	2021
Audit Fees	$0	$0
Audit Related Fees	$5,500	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$5,500	$0

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements that are normally provided by the above auditors in connection with statutory and regulatory filings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or review in quarterly reports and services that are normally provided by the above auditors in connection with statutory and regulatory filings. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

Pre-Approval Policies and Procedures

We have not adopted a policy on pre-approval of audit and permissible non-audit services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements:

The financial statements are filed as part of this Annual Report on Form 10-K commencing on page F-1 and are hereby incorporated by reference.

(2) Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto.

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to its Articles of Incorporation (2)
3.4	By-Laws (1)
10.1*	2022 Omnibus Performance Award Plan (3)
10.2	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Curah Capital Corporation (4)
10.3	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Agorapyth X Corporation (4)
10.4	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Abraxas Corporation (4)
10.5*	Employment Agreement with Tyler Trumbach (5)
10.6*	Employment Agreement with Amir Vasquez (6)
10.7	Demand Promissory Note dated June 30, 2022 with Curah Capital Corporation
10.8	Demand Promissory Note dated June 30, 2022 with Abraxas Corporation
14.1	Code of Business Conduct and Ethics
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit included in the Company’s Registration Statement on Form 10 filed with the SEC dated August 2, 2021.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.
(3)	Incorporated by reference from Appendix B of the Information Statement on Schedule 14C filed with the SEC on March 4, 2022.
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022.
(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.
(6)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWAYSIS CAPITAL, INC.

/s/ Michael Singh
Michael Singh
Chairman and Chief Executive Officer
Dated: November 4, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Singh	Chairman and Chief Executive Officer	November 4, 2022
Michael Singh	(Principal Executive Officer)

/s/ Amir Vasquez	Chief Financial Officer	November 4, 2022
Amir Vasquez	(Principal Financial and Accounting Officer)

/s/ Andrew Trumbach	President and Director	November 4, 2022
Andrew Trumbach

/s/ Lisa-Marie Iannitelli	Executive Vice President and Director	November 4, 2022
Lisa-Marie Iannitelli

/s/ Claude Stuart	Director	November 4, 2022
Claude Stuart

/s/ Narendra Kini	Director	November 4, 2022
Narendra Kini

/s/ Tyler Trumbach	Chief Legal Counsel and Director	November 4, 2022
Tyler Trumbach

Awaysis Capital, Inc.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Awaysis Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Awaysis Capital, Inc. as of June 30, 2022 and June 30, 2021, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC
BF Borgers CPA PC (PCAOB ID 5041)
We have served as the Company’s auditor since 2021
Lakewood, CO
November 4, 2022

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Balance Sheets

	June 30, 2022	June 30, 2021
	(Audited)	(Audited)

Assets

Current assets
Cash	$481,965	$-
Prepaid expenses	2,500	200
Inventory	11,409,500	-
Total current assets	11,893,965	200

Non-current assets
Fixed assets, net	22,145	-
Total non-current assets	22,145	-

Total Assets	$11,916,110	$200

Liabilities and Stockholders’ Deficit

Current liabilities:
Accounts payable and accrued expenses	$41,970	$19,640
Advances-related party	12,497	5,923
Notes payable	2,880,000	-
Total current liabilities	2,934,467	25,563

Total Liabilities	2,934,467	25,563

Stockholders’ Equity
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at June 30, 2022 and June 30, 2021, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding; common shares at June 30, 2022 and June 30, 2021 were 99,748,541 and 98,879,655, respectively	997,486	988,797
Common stock subscribed – common shares at June 30, 2022 and June 30, 2021 were 58,056,334 and 0, respectively	580,563	-
Additional paid-in capital	9,850,605	-
Accumulated deficit	(1,254,011)	(1,014,160)
Subscription receivable	(1,193,000)	-
Total stockholders’ equity	8,981,643	(25,363)

Total Liabilities and Stockholders’ Equity	$11,916,110	$200

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Operations

(Audited)

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021

Revenue	$-	$-

Operating expenses
Sales and Marketing	49,269	-
General and administrative	190,582	12,023
Total operating expenses	239,851	12,023

Loss from operations	(239,851)	(12,023)

Other expense
Interest expense	-	(2,488)
Total other expense	-	(2,488)

Net loss before income taxes	(239,851)	(14,511)
Income taxes

Net loss	$(239,851)	$(14,511)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	98,958,324	98,879,655

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2022, and 2021

(Audited)

	Common Stock		Additional			Total ’
	Shares	Common Stock	Paid In Capital	Accumulated Deficit	Subscription Receivable	Shareholders Equity

Balance at June 30, 2020	98,879,655	$988,797	$-	$(999,649)	$-	$(10,852)
Net Loss				(14,511)		(14,511)
Balance at June 30, 2021	98,879,655	$988,797	$-	$(1,014,160)	$-	$(25,363)
Shares issued for professional services	243,886	2,439	40,297			42,736
Shares issued at $1.00	625,000	6,250	618,750			625,000
Shares subscribed for purchase of asset	56,863,334	568,633	7,960,867			8,529,500
Shares subscribed at $1.00	1,193,000	11,930	1,181,070		(1,193,000)	-
Increase in paid in capital			49,620			49,620
Net Loss				(239,851)		(239,851)
Balance at June 30, 2022	157,804,875	$1,578,049	$9,850,605	$(1,254,011)	$(1,193,000)	$8,981,643

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(Formerly JV Group, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Year Ended	Year Ended
	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(239,851)	$(14,511)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation for services	42,736	-
Changes in operating assets and liabilities:
(Increase) Decrease in Prepaid expenses	(2,500)	-
Increase (decrease) in accounts payable and accrued expenses	41,970	8,588
Net Cash Used In Operating Activities	(157,645)	(5,923)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(22,145)	-
Net Cash Used In Investing Activities	(22,145)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party advances, net	12,497	5,923
Proceeds from additional paid in capital	24,258	-
Proceeds from sale of common stock	625,000	-
Net Cash Provided By Financing Activities	661,755	5,923

Net increase in cash	481,965	-
Cash - Beginning of Year	-	-
Cash - End of Year	$481,965	$-

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash Paid During the Period for:
Taxes	$-	$-
Interest	-	-

Non-Cash Transactions:
Inventory Acquired from Debt and stock issuance	11,409,500	-
Expenses paid directly by officer on behalf of the Company	$12,497	$-

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (formerly known as JV Group, Inc.), a Delaware corporation, (“Awaysis”, “JV Group”, “the Company”, “we”, “us” or “our’) is a publicly quoted shell company transitioning to an operating company. We are a real estate investment and management company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers.

The Company’s principal executive office is located at 3400 Lakeside Dr, Miramar, FL 33027.

Company History

JV Group was formed in Delaware on September 29, 2008 under the name ASPI, Inc.

On May 18, 2022, we changed our name from JV Group, Inc. to Awaysis Capital, Inc. In connection with this name change, we changed our ticker symbol from “ASZP” to “AWCA” and effective May 25, 2022, we began trading on the OTC Market under our new symbol.

In December 2021, we formed a wholly owned subsidiary, Awaysis Capital, LLC, a Florida single member limited liability corporation to hold the office lease and to become the master payroll company for Awaysis Capital Inc.

We also formed a wholly owned subsidiary, Awaysis Casamora Limited, a Belize single member limited liability corporation to hold the title to the acquisition of the Casamora assets.

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

The Company’s principal executive office is located at 3400 Lakeside Drive, Suite 100, Miramar, FL 33027 and its main number is 855-795-3377. The Company’s website address is www.awaysisgroup.com.

In March 2020 the World Health Organization declared COVID-19 a pandemic. The Company is still assessing the impact COVID-19 may have on its business, but there can be no assurance that this analysis will enable the Company to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact the Company’s operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end. The Company did not earn any revenue during the years ended June 30, 2022.

Principals of Consolidation

The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries Awaysis Capital, LLC and Awaysis Casamora Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2022, our cash balance was $481,965.

Fair Value Measurements

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 8 below for details of related party transactions in the period presented.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include property, equipment and software which ownership is maintained by the Company.

Leases

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

We were not party to any lease agreements during the year ended June 30, 2022, or 2021.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Revenue Recognition

Revenue Recognition Standard, ASC 606 is used by the Company to recognize revenue. ASC 606 standards were jointly issued by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB). Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

At this time, we have not identified specific planned revenue streams, nor have we recognized any revenue during the years ended June 30, 2022, and 2021.

Inventory

New real estate inventory is carried at the lower of cost or net realizable value. The cost of finished inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished real estate inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.

Inventory of real estate under construction was $11,409,500 and $0 as of June 30, 2022 and 2021, respectively.

Fair Value of Financial Instruments - From inception, the Company adopted ASC 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also expands disclosures about instruments measured at fair value and establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

● Level 1: Quoted prices for identical assets and liabilities in active markets.

● Level 2: Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets; and

● Level 3: Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of June 30, 2022, and 2021 due to the relatively short maturity of the respective instruments.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $44,800 and $0 as of June 30, 2022, and June 30, 2021, respectively.

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

No stock-based compensation was issued during the quarters ended June 30, 2022 and 2021.

Net Loss per Share Calculation

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

No potentially dilutive debt or equity instruments were issued or outstanding during the year ended June 30, 2022, and 2021.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The main objective of ASU 2016-13 is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2021, including interim periods within those years, and must be adopted under a modified retrospective method approach. Entities may adopt ASU 2016-13 earlier as of the fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures. Implementation of this ASU had no material impact on the consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contract in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Implementation of this ASU had no material impact on the consolidated financial statements.

As of June 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2022 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended. As of year, ended June 30, 2022 and 2021, it has cash in the amount of $481,965 and -0- respectively. As of June 30, 2022, and 2021 It has executed subscription to be funded in the amount of $1,193,000 and -0- respectively.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions and funding to support its current basic operations for at least the next 12 months; however, the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds by way of private offering or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2022 and 2021, the balance of accounts payable and accrued expenses was $41,970 and $19,640, respectively, and related primarily to expenses relating to Prop-tech Software development, SEC filings, outstanding legal expenses and share transfer expenses.

5. ADVANCES – RELATED PARTY

As of June 30, 2022 and 2021, the balance of advances – related party was $12,497 and $5,923 respectfully and related to costs paid on behalf of the Company by an entity controlled by two of our directors.

6. NOTES PAYABLE

The Company has notes payable as of June 30, 2022 and 2021 in the amount of approximately $2,880,000 and -0-, respectively.

In furtherance of the foregoing, on June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was subsequently fully paid on August 8, 2022.

7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the twelve months ended June 30, 2022 and 2021 and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

On May 31, 2022, the Company entered into a software development agreement with D&M Enterprises LLC in the amount of $22,145 to develop a hospitality Proptech software solution for our property management and hospitality services. $12,595 is due and pending as of June 30, 2022.

8. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2022, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the year ended June 30, 2022.

Common Stock

As of June 30, 2022, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 99,748,541 shares of common stock were issued and outstanding and 58,056,334 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the year ended June 30, 2022, the Company issued 243,886 common shares for payment of professional services in the amount of $42,736.

During the year ended June 30, 2022, the Company became contractually obligated and committed to issue an aggregate of 56,863,334 common shares as partial consideration for the purchase of real estate inventory in the amount of $8,529,500. All of such shares are deemed subscribed for and purchased by the sellers of the real estate as at June 30, 2022, but have not been issued by the Company as it waits for instructions from such sellers.

During the year ended June 30, 2022, the Company sold 625,000 common shares in a private offering, at a price per share of $1.00 for $625,000 in gross proceeds.

During the year ended June 30, 2022, the Company entered into subscription agreements with investors in a private offering, for 1,193,000 shares, at a price per share of $1.00 for $1,193,000 and has a subscription receivable of $1,193,000 related to that sale as of June 30, 2022.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2022 and 2021.

Warrants

No warrants were issued or outstanding during the twelve months ended June 30, 2022 or 2021.

Stock Options

The company has adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

No stock options were issued or outstanding during the twelve months ended June 30, 2022 or 2021.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

As of September 1, 2022, the Company has entered into a sixty-two (62) month office lease agreement with WPT Land 2 LP for offices at 3400 Lakeside Drive, Miramar, FL 33027.

See Note 9. Notes Payable, with respect to the repayment of a promissory note on August 8, 2022.

