Form 10-Q
period 2022-09-30
Awaysis Capital, Inc.
filed 2022-11-21
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “ smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 21, 2022, there were 100,218,322 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements.

Awaysis Capital, Inc.

Consolidated Balance Sheets

	September 30, 2022	June 30, 2022
	(Unaudited)	(Audited)

Assets

Current assets
Cash	19,431	481,965
Prepaid expenses	5,946	2,500
Inventory	11,409,500	11,409,500
Total current assets	11,434,877	11,893,965

Non-current assets
Fixed assets, net	37,657	22,145
Security deposit	14,500	-
Operating lease right-of-use	376,667	-
Total non-current assets	428,824	22,145

Total Assets	11,863,701	11,916,110

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	166,547	41,970
Advances-related party	32,720	12,497
Notes payable	2,600,000	2,880,000
Total current liabilities	2,799,267	2,934,467

Operating lease liabilities	298,803	-
Total non-current liabilities	298,803	-

Total Liabilities	3,098,070	2,934,467

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at September 30, 2022 and June 30, 2022, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at September 30, 2022 and June 30, 2022 were 100,218,322 and 99,748,541, respectively;	1,002,184	997,486
Common stock subscribed – $0.01 par value subscribed common shares at September 30, 2022 and June 30, 2022 were 58,056,334 and 0, respectively	580,563	580,563
Additional paid-in capital	10,028,551	9,850,605
Accumulated deficit	(1,652,667)	(1,254,011)
Subscription receivable	(1,193,000)	(1,193,000)
Total Stockholders’ Equity	8,765,631	8,981,643

Total Liabilities and Stockholders’ Equity	11,863,701	11,916,110

See notes to un-audited consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2022	September 30, 2021

Revenue	-	-

Operating expenses
Sales and marketing	67,512
General and administrative	331,144	18,598
Total operating expenses	398,656	18,598

Loss from operations	(398,656)	(18,598)

Other expense
Interest expense	-	-
Total other expense	-	-

Net loss before income taxes	(398,656)	(18,598)
Income taxes

Net Loss	(398,656)	(18,598)

Basic and diluted per common share amounts:
Basic and diluted net loss	(0.00)	(0.00)

Weighted average number of common shares outstanding (basic and diluted)	99,874,836	98,879,655

See notes to un-audited consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2022, and 2021

(Unaudited)

	Common Stock		Additional			Total Shareholders’
	Shares	Common Stock	Paid In Capital	Accumulated (Deficit)	Subscription Receivable	Equity (Deficit)

Balance at June 30, 2022	157,804,875	1,578,049	9,850,605	(1,254,011)	(1,193,000)	8,981,643
Shares issued for professional services	369,781	3,698	78,946			82,644
Stock issued at $1.00	100,000	1,000	99,000			100,000
Net Loss				(398,656)		(398,656)
Balance at September 30, 2022	158,274,656	1,582,747	10,028,551	(1,652,667)	(1,193,000)	8,765,631

Balance at June 30, 2021	98,879,655	988,797	-	(1,014,160)	-	(25,363)
Net Loss				(18,598)		(18,598)
Balance at September 30, 2021	98,879,655	988,797	-	(1,032,758)	-	(43,961)

See notes to un-audited consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30, 2022	September 30, 2021

Cash flows from operating activities:
Net loss	(398,656)	(18,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	214
Stock based compensation	82,644
Amortization of operating lease right-of-use	7,321
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(3,446)	(4,125)
(Increase) decrease in security deposit	(14,500)
Increase (decrease) in accounts payable and accrued expenses	42,407	(2,737)
(Increase) decrease in operating lease liabilities	(3,015)
Net cash used in operating activities	(287,031)	(25,460)

Cash flows from investing activities:
Purchase of fixed assets	(15,726)	-
Net cash used in investing activities	(15,726)	-

Cash flows from financing activities:
Increase in related party advances, net	20,223	25,460
Payment of note payable	(280,000)
Proceeds from sale of common stock	100,000	-
Net cash provided by financing activities	(159,777)	25,460

Net increase in cash	(462,534)	-
Cash - beginning of year	481,965	-
Cash - end of year	19,431	-

See notes to un-audited consolidated financial statements

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc., a Delaware corporation, (“Awaysis”, “the Company”, “we”, “us” or “our’) is real estate investment and management company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied. The Company has selected June 30 as its financial year end. The Company did not earn any revenue for the quarter ended September 30, 2022.

Principals of Consolidation

The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries Awaysis Capital, LLC and Awaysis Casamora Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2022 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and filed on November 4, 2022. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2022, our cash balance was $19,431.

Cash and cash equivalents are stated at amortized cost which approximates fair value.

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

Our financial instruments consist of cash and cash equivalents accounts payable, accounts payable - related party and note payable – related party. The carrying amount of our cash and cash equivalents, accounts payable, accounts payable - related party and note payable – related party approximate their fair values because of the short-term maturities of these instruments.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 6 below for details of related party transactions in the period presented.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include property, equipment and software which ownership is maintained by the Company.

Leases

The Company accounts for leases under the guidance of ASC Topic 841, where lessees are required to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases don’t provide an implicit rate, we generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

We were party to an operating lease agreement during the quarter ended September 30, 2022. See Note 8 below for details of Lessee Leases in the period presented.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company is in its preoperative stage. At this time, we have not identified specific planned revenue streams, nor have we recognized any revenue during the quarter ended September 30, 2022.

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

Inventory, consisting of real estate under construction, was $11,409,500 as of September 30, 2022.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $10,500 for the quarter ended September 30, 2022.

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Stock-based compensation of $82,644 was issued for services during the quarter ended September 30, 2022, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the quarter ended September 30, 2022.

Recently Issued Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock. For convertible instruments with conversion features that are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or that do not result in substantial premiums accounted for as paid-in capital, the embedded conversion features no longer are separated from the host contract. ASU 2020-06 also removes certain conditions that should be considered in the derivatives scope exception evaluation under Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and clarify the scope and certain requirements under Subtopic 815-40. In addition, ASU 2020-06 improves the guidance related to the disclosures and earnings-per-share (EPS) for convertible instruments and contracts in entity’s own equity. ASU 2020-06 is effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. Implementation of this ASU had no material impact on the consolidated financial statements.

As of September 30, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2022 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended.

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

4. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at September 30, 2022 and 2021 is as follows:

Schedule of Fixed Assets

	Useful Lives	September 30, 2022	September 30, 2021
Furniture and fixtures	7 years	$13,978	$0
Computer and equipment	5 years	1,748	0
Software	3 years	22,145	0
Less depreciation and amortization		(214)	0
Total fixed assets, net		$37,657	0

The Company recorded depreciation expense of $214 and $0 for the periods ended September 30, 2022, and 2021, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2022, and 2021, the balance of accounts payable and accrued expenses was $166,547 and $16,903, respectively, and related primarily to expenses relating to Prop-tech Software development, SEC filings, outstanding legal expenses and share transfer expenses.

The current portion of operating lease liabilities of $82,170 is included in the accrued expenses as of September 30, 2022.

6. ADVANCES – RELATED PARTY

As of September 30, 2022, and 2021, the balance of advances – related party was $32,720 and $5,923, respectively, and related to both costs paid on behalf of the Company and funding to the Company by an entity controlled by two of our directors.

7. NOTES PAYABLE

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was subsequently fully paid on August 8, 2022.

The Company has notes payable as of September 30, 2022, and 2021 in the amount of approximately $2,600,000 and -0-, respectively.

8. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of September 30, 2022, the company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

September 30, 2022

Remaining nine months ending June 30, 2023	$60,491
2024	87,465
2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	450,880
Present value adjustment	(69,907)
Total operating lease liabilities	$380,973

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $82,170 and $298,803, respectively.

Operating lease costs were $7,321 and -$0- for the three months ended September 30, 2022, and 2021, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2022:

September 30, 2022

Weighted-average remaining lease term, years	5.1
Weighted-average discount rate, %	7.0%

9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended September 30, 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the three months ended September 30, 2022.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2022, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2022.

Common Stock

As of September 30, 2022, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, which 100,218,322 shares shares of common stock were issued and outstanding and 58,056,334 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the three months ended September 30, 2022, the Company issued 369,781 common shares for payment of professional services in the amount of $82,644.

The Company is contractually obligated and committed to issue an aggregate of 56,863,334 common shares as partial consideration for the purchase of real estate inventory in the amount of $8,529,500. All of such shares are deemed subscribed for and purchased by the direct or indirect sellers of the real estate. As of September 30, 2022, all of such shares have not been issued by the Company as it waits for instructions from such sellers.

During the three months ended September 30, 2022, the Company sold 100,000 common shares in a private offering, at a price per share of $1.00 for $100,000 in gross proceeds.

As of September 30, 2022, the Company has committed subscription agreements from investors, entered into during a private offering, for 1,193,000 shares, at a price per share of $1.00 for $1,193,000 and is included in the Subscription Receivable in the Consolidated Balance Sheets.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of September 30, 2022 and 2021.

Warrants

No warrants were issued or outstanding during the three months ended September 30, 2022 or 2021.

Stock Options

The company has adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

No stock options were issued or outstanding during the three months ended September 30, 2022 or 2021.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, filed with the Securities and Exchange Commission on November 4, 2022.

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

The Casamora Awaysis development, our first property, is expected to commence sales and hospitality operations on or about December 1, 2022.

Results of Operations – Three Months ended September 30, 2022, as compared to September 30, 2021

We had no significant activity during the fiscal quarter ended September 30, 2022, and September 30, 2021. We commenced activities and started to incur material costs in the second half of the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. We expect to begin hospitality and sales to also generate cash flow for working capital.

Revenues

We recognized no revenue during the three months ended September 30, 2022, and 2021, as we had no revenue generating activities during these periods.

Sales and Marketing Expenses

During the three months ended September 30, 2022, and 2021, we incurred sales and marketing expenses of $67,512 and $0, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the three months ended September 30, 2022, and 2021, we incurred general and administrative expenses of $331,144 and $18,598, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Operating Loss

During the three months ended September 30, 2022, and 2021, we recognized operating losses of $(398,656) and $(18,598), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its new management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Liquidity and Capital Resources

As of September 30, 2022, we had cash of $19,431 and had a positive working capital of $8,635,610, of which was mainly from the issuance of shares for real estate inventory and sale of shares in a private offering. As we may have sufficient commitments for funding to satisfy our basic operations for the next 12 months, due to the timing of some of these commitments, we expect to need to raise additional capital for our immediate working capital needs. We expect the anticipated cost of development of our first properties to come from pre-sales and not cash-on-hand. We will need to raise additional cash to satisfy our long-term requirements for acquisition and overall growth.

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

If we are unable to obtain the necessary funding from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to affect our business plan. Raising debt or equity funding for small publicly quoted, penny stock companies is extremely challenging. We can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If we are not able to secure adequate additional working capital when it becomes needed, we may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned acquisitions and developments. Any of these actions could materially harm our planned business.

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the sale of shares of our capital stock to third parties. While we intend in the short term to seek to raise up to $25 million through the private sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through September 30, 2022, we have raised an aggregate of $1,918,000 in such private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three months ended September 31,
	2022	2021
Cash used in operating activities	$(287,031)	$(25,460)
Cash provided by investing activities	(15,726)	-
Cash provided by financing activities	(159,777)	25,460
Change in cash	$(462,534)	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the three months ended September 30, 2022, or 2021. Net cash flows used in operating activities were $(287,031) and $(25,460) for the three months ended September 30, 2022, and 2021, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general expenses that resulted from the company recently going operational.

Cash Flows from Investing Activities

During the three months ended September 30, 2022, and 2021, net cash flow used for investing activities was ($15,726) and $0, respectively.

Cash Flows from Financing Activities

In 2021, we financed our operations primarily by way of advances from notes payable from a former director and former majority shareholder, and in the three months ended September 30, 2022, we have financed our operations by way of advances from our current majority shareholder and cash raised from the private placement offering. The Company offered up to $25 million worth of restricted shares of common stock to a limited number of accredited investors, at a price per share of $1.00, of which the Company raised $100,000 during the three months ended September 30, 2022.

For the three months ended September 30, 2022, and 2021, net cash from financing activities was ($159,726) and $0, respectively, which primarily consisted of payment towards a note payable and proceeds from issuance of stock.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, we had an accumulated deficit at September 30, 2022 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended. As of September 30, 2022, we had cash in the amount of $19,431, and had executed subscription pending funding in the amount of $1,193,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4. Controls and Procedures.

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

As of September 30, 2022, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Management came to this result due to the Company failing to timely file a Current Report on Form 8-K to announce the acquisition of the Casamora Awaysis Assets.

Although we have begun to rectify these weaknesses by the hiring of Amir Vasquez as our new CFO, our remediation of these deficiencies is still ongoing.

This Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Form 10-Q.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In July 2022, we issued 25,000 shares of our common stock to an investor who participated in our private offering of common stock at a price per share of $1.00. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving any public offering.

In July 2022, we issued an aggregate of 107,484 shares of our common stock as consideration for services rendered. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

As of August 2022, we issued 75,000 shares of our common stock to an investor who participated in our private offering of common stock at a price per share of $1.00. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder, as a transaction not involving any public offering.

In September 2022, we issued 333,333 shares of our common stock as consideration for services rendered. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to its Articles of Incorporation (2)
3.4	By-Laws (1)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the exhibit included in the Company’s Registration Statement on Form 10 filed with the SEC dated August 2, 2021.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: November 21, 2022	/s/ Michael Singh
Michael Singh.
Chief Executive Officer
(Principal Executive Officer)

Date: November 21, 2022	/s/ Amir Vasquez
Amir Vasquez
Chief Financial Officer
(Principal Financial and Accounting Officer)

