Form 10-Q
period 2022-12-31
Awaysis Capital, Inc.
filed 2023-02-21
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 21, 2023, there were 201,977,053 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements.

Awaysis Capital, Inc.

Consolidated Balance Sheets

	December 31, 2022	June 30, 2022
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$-	$481,965
Prepaid expenses	7,739	2,500
Inventory	11,144,500	11,409,500
Total current assets	11,152,239	11,893,965

Non-current assets
Fixed assets, net	44,569	22,145
Security deposit	14,500	-
Operating lease right-of-use	361,031	-
Total non-current assets	420,100	22,145

Total Assets	$11,572,339	$11,916,110

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$122,958	$41,970
Accrued expenses	1,808,092	-
Advances-related party	122,712	12,497
Notes payable	2,600,000	2,880,000
Total current liabilities	4,653,762	2,934,467

Operating lease liabilities	283,202	-
Total non-current liabilities	283,202	-

Total Liabilities	4,936,964	2,934,467

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at December 31, 2022 and June 30, 2022, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at December 31, 2022 and June 30, 2022 were 151,903,095 and 99,748,541, respectively;	1,519,031	997,486
Common stock subscribed – $0.01 par value subscribed common shares at December 31, 2022 and June 30, 2022 were 1,193,000 and 58,056,334, respectively	11,930	580,563
Additional paid-in capital	9,820,171	9,850,605
Accumulated deficit	(3,522,757)	(1,254,011)
Subscription receivable	(1,193,000)	(1,193,000)
Total stockholders’ equity	6,635,375	8,981,643

Total Liabilities and Stockholders’ Equity	$11,572,339	$11,916,110

See notes to consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021

Revenue	$43,760	$-	$43,760	$-

Operating expenses
Sales and marketing	26,783		94,295
General and administrative	1,887,067	15,312	2,218,211	33,910
Total operating expenses	1,913,850	15,312	2,312,506	33,910

Loss from operations	(1,870,090)	(15,312)	(2,268,746)	(33,910)

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Net loss before income taxes	(1,870,090)	(15,312)	(2,268,746)	(33,910)
Income taxes

Net Loss	$(1,870,090)	$(15,312)	$(2,268,746)	$(33,910)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.02)	$(0.00)	$(0.02)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	117,630,569	98,879,655	108,752,703	98,879,655

See notes to consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Subscription	Total Shareholders’
	Shares	Value	Capital	(Deficit)	Receivable	Equity

Balance at June 30, 2022	157,804,875	$1,578,049	$9,850,605	$(1,254,011)	$(1,193,000)	$8,981,643
Shares issued for professional services	369,781	3,698	78,946			82,644
Stock issued at $1.00	100,000	1,000	99,000			100,000
Net Loss				(398,656)		(398,656)
Balance at September 30, 2022	158,274,656	$1,582,747	$10,028,551	$(1,652,667)	$(1,193,000)	$8,765,631
Shares issued for professional services	31,648	317	4,517			4,834
Share subscribed adjustment for acquisition	(5,210,209)	(52,103)	(212,897)			(265,000)
Net Loss				(1,870,090)		(1,870,090)
Balance at December 31, 2022	153,096,095	$1,530,961	$9,820,171	$(3,522,757)	$(1,193,000)	$6,635,375

Balance at June 30, 2021	98,879,655	$988,797	$-	$(1,014,160)	$-	$(25,363)
Net Loss				(18,598)		(18,598)
Balance at September 30, 2021	98,879,655	$988,797	$-	$(1,032,758)	$-	$(43,961)
Increase in paid in capital			49,620			49,620
Net Loss				(15,312)		(15,312)
Balance at December 31, 2021	98,879,655	$988,797	$49,620	$(1,048,070)	$-	$(9,653)

See notes to consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31, 2022	December 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,268,746)	$(33,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	964	-
Stock based compensation	87,478	-
Amortization of operating lease right-of-use	20,814	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(5,239)	-
(Increase) in security deposit	(14,500)	-
Increase in accounts payable	80,988	3,996
Increase in accrued expenses	1,721,378	-
(Decrease) in operating lease liabilities	(11,929)	-
Net cash used in operating activities	(388,792)	(29,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(23,388)	-
Net cash used in investing activities	(23,388)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party advances, net	110,215	5,657
Payment of note payable	(280,000)	-
Proceeds from additional paid in capital	-	24,257
Proceeds from sale of common stock	100,000	-
Net cash provided by financing activities	(69,785)	29,914

Net increase in cash	(481,965)	-
Cash - beginning of year	481,965	-
Cash - end of year	$-	$-

See notes to consolidated financial statements

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc., a Delaware corporation, (“Awaysis”, “the Company”, “we”, “us” or “our’) is real estate investment and management company focused on acquisition, construction, selling and managing short term rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand. The goal is to create a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. The company is licensed as a real estate corporation in Florida.

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

We currently have not been directly impacted by the Covid-19 outbreak. However, management believes the effect of the pandemic outbreak on the global economy has driven demand for vacation home ownership and remote work at home while travelling. The Company believes that this will enhance its ability to raise funding for working capital and other needs and to attract an experienced management team to take advantage of the opportunities for growth.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied. The Company has selected June 30 as its financial year end.

Principles of Consolidation

The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries Awaysis Capital, LLC, Awaysis Casamora Limited and Awaysis Cove Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2022, our cash balance was $0.

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

We were party to an operating lease agreement during the three and six months ended December 31, 2022. See Note 8 below for details of Lessee Leases in the period presented.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company is a development stage corporation. At this time, we have not identified specific planned revenue streams, however, we have identified certain revenue streams during the development stage.

The Company currently derives its revenue primarily from the short-term unit rentals of sold and unsold inventory at the resort we own and manage. Revenue from rentals is recognized over the period in which a guest completes a stay.

Revenue recognized from rentals was $43,760 for the three and six months ended December 31, 2022.

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

Inventory, consisting of real estate under construction, was $11,144,500 as of December 31, 2022.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $83,795 and $94,295 for the three and six months ended December 31, 2022, respectively.

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Stock-based compensation of $4,834 and $87,478 was issued for services during the three and six months ended December 31, 2022, respectively, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended December 31, 2022.

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

As of December 31, 2022, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2022 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended.

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

4. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at December 31, 2022 and 2021 is as follows:

Schedule of Fixed Assets

	Useful Lives	December 31, 2022	December 31, 2021
Furniture and fixtures	7 years	$15,017	$0
Computer and equipment	5 years	4,871	0
Software	3 years	25,645	0
Less depreciation and amortization		(964)	0
Total fixed assets, net		$44,569	0

The Company recorded depreciation expense of $964 and $0 for the periods ended December 31, 2022, and 2021, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2022, and 2021, the balance of accounts payable was $122,958 and $3,996, respectively, and related primarily to expenses relating to Prop-tech Software development, SEC filings, outstanding legal expenses and share transfer expenses.

As of December 31, 2022, and 2021, the balance of accrued expenses was $1,808,092 and $0, respectively, and related primarily to expenses relating to salary and payroll accrual for development and administration team.

The current portion of operating lease liabilities of $86,714 is included in the accrued expenses as of December 31, 2022.

6. ADVANCES – RELATED PARTY

As of December 31, 2022, and 2021, the balance of advances – related party was $122,712 and $5,657, respectively, and related to both costs paid on behalf of the Company and funding to the Company by an entity controlled by two of our directors.

On February 13, 2023, the Company entered into compensation agreements with certain directors of the Company and as a result, approximately $1,500,000 in salary compensation has been accrued for the period ended December 31, 2022.

7. NOTES PAYABLE

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

The Company has notes payable as of December 31, 2022, and 2021 in the amount of approximately $2,600,000 and $0, respectively.

8. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of December 31, 2022, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2022

Remaining six months ending June 30, 2023	$43,107
2024	87,465
2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	433,496
Present value adjustment	(63,580)
Total operating lease liabilities	$369,916

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $86,714 and $283,202, respectively.

Operating lease costs were $29,284 and $0 for the six months ended December 31, 2022, and 2021, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2022:

December 31, 2022

Weighted-average remaining lease term, years	4.8
Weighted-average discount rate, %	7.0%

9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended December 31, 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the six months ended December 31, 2022.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2022, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the six months ended December 31, 2022.

Common Stock

As of December 31, 2022, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 151,903,095 shares of common stock were issued and outstanding and 1,193,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the six months ended December 31, 2022, the Company issued 401,429 common shares for payment of professional services in the amount of $87,478.

In June 2022, prior to the commencement of the Company’s fiscal year ending June 30, 2023, the Company was contractually obligated and committed to issue an aggregate of 56,863,334 shares of its common stock as partial consideration for the purchase of real estate inventory in the amount of $8,529,500. All such shares were deemed subscribed for and purchased by the direct or indirect sellers of the real estate. On December 1, 2022, an adjustment was made to such share issuance obligation which provided for an aggregate reduction of 5,210,209 shares of common stock due to a real estate inventory decrease in the amount of $265,000. As of December 31, 2022, all 51,653,125 of such shares have been issued by the Company and are outstanding.

During the three and six months ended December 31, 2022, the Company sold 0 and 100,000 common shares, respectively, in a private offering, at a price per share of $1.00 for $100,000 in gross proceeds.

As of December 31, 2022, the Company has committed subscription agreements from investors, entered into during a private offering, for 1,193,000 shares, at a price per share of $1.00 for aggregate proceeds of $1,193,000, and is included in the Subscription Receivable in the Consolidated Balance Sheets. Such proceeds have not yet been collected by the Company and accordingly, such shares have not yet been issued to the investors.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of December 31, 2022, and 2021.

Warrants

No warrants were issued or outstanding during the three and six months ended December 31, 2022, or 2021.

Stock Options

The Company has adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

No stock options were issued or outstanding during the three and six months ended December 31, 2022, or 2021.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

As reported on Form 8-K, on February 13, 2023, the Company entered into certain agreements granting (a) restricted shares of Company common stocks equal in a aggregate value to $1,000,000 and at an assumed per share value of par value which shall vest 50% on the date of the grant and 50% on December 1, 2023, and (b) options to purchase an aggregate of 22,500,000 shares of the Company’s common stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, and which shall vest upon grant. The salary compensation component of those agreements has been recorded as at December 31, 2022.

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

Overview

We are a real estate investment and management company focused on acquisition, construction, selling and managing short-term rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand. The goal is to create a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool.

The Company seeks to own and grow a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

Our business strategy entails targeting and identifying undervalued assets in emerging markets located in proximity to high demand travel destinations. The Company intends to focus these efforts on shovel-ready properties and/or other assets that we believe can be used to optimize sales and rental revenues. We have currently identified five properties in the country of Belize, all of which are expected to constitute our initial real estate portfolio. To that effect, on June 30, 2022, we closed on the acquisition of certain real estate assets in San Pedro, Belize (the “Casamora Awaysis Assets”), pursuant to our previously announced series of Agreements of Purchase and Sale, all dated April 15, 2022. The total consideration paid by us for the properties subject to the agreements was at the appraisal value of $11.1 million (excluding transaction costs and fees) and was settled in a combination of a Purchase Money Mortgage of $2.6 million at 0% interest rate, payable on demand, a Purchase Money Mortgage of $280,000 at 0% interest rate that was paid on August 8, 2022 and 51.6 million shares of the Company’s common stock based on a per share price equal to the market price on the date of appraisal of $0.160. As the first acquisition by the Company in Belize and an important milestone, the Company expects to rebrand the Casamora Awaysis Asset, so it is easily identifiable as an Awaysis Property and fit perfectly with its strategy of creating a countrywide network of Awaysis residential enclave communities in the country for owners and guests to travel, work and play.

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

The Casamora Awaysis development, our first property, has started its hospitality operations and is expected to commence sales operations on or about March 1, 2022. As development progresses, and more units are expected to become rentable, increased hospitality operations is expected over the next couple months.

Results of Operations

We commenced activities and started to incur material costs in the second half of the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. As a result, during the three month period ended December 31, 2022, our operations and activities increased significantly.

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. We recently commenced rentals of a few “rental ready” units and expect increasing sales to also generate cash flow for working capital.

Three Months Ended December 31, 2022, as Compared to December 31, 2021

Revenues

We recognized rental revenue of $43,760 and $0 during the three months ended December 31, 2022, and 2021, respectively. As development progresses at our Casamora Awaysis development, a few units were placed into the rental pool allowing for rental revenue operations to commence.

Sales and Marketing Expenses

During the three months ended December 31, 2022, and 2021, we incurred sales and marketing expenses of $26,783 and $0, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the three months ended December 31, 2022, and 2021, we incurred general and administrative expenses of $1,887,067 and $15,312, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Operating Loss

During the three months ended December 31, 2022, and 2021, we recognized operating losses of $(1,870,090) and $(15,312), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its new management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Six Months Ended December 31, 2022, as Compared to December 31, 2021

Revenues

We recognized rental revenue of $43,760 and $0 during the six months ended December 31, 2022, and 2021, respectively. As development progresses at our Casamora Awaysis development, a few units were placed into the rental pool within the last 3 months of this fiscal period allowing for rental revenue operations to commence.

Sales and Marketing Expenses

During the six months ended December 31, 2022, and 2021, we incurred sales and marketing expenses of $94,295 and $0, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the six months ended December 31, 2022, and 2021, we incurred general and administrative expenses of $2,218,211 and $33,910, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Operating Loss

During the six months ended December 31, 2022, and 2021, we recognized operating losses of $(2,268,746) and $(33,910), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its new management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Liquidity and Capital Resources

As of December 31, 2022, we had no cash; however, we had executed subscriptions under our existing private placement that are pending funding in the amount of $1,193,000. We also have a positive working capital of $6,498,477, which was mainly from the issuance of shares for real estate inventory and sale of shares in our private offering. As we may have sufficient commitments for funding to satisfy our basic operations for the next 12 months, due to the timing of some of these commitments, we expect to need to raise additional capital for our immediate working capital needs. We expect the anticipated cost of development of our first properties to come from pre-sales and not cash-on-hand. We will need to raise additional cash to satisfy our long-term requirements for acquisition and overall growth.

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

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the sale of shares of our capital stock to third parties. While we intend in the short term to seek to raise up to $25 million through the private sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through December 31, 2022, we have raised an aggregate of $1,918,000 in such private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Six months ended December 31,
	2022	2021
Cash used in operating activities	$(388,792)	$(29,914)
Cash provided by investing activities	(23,388)	-
Cash provided by financing activities	(69,785)	29,914
Change in cash	$(481,965)	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the six months ended December 31, 2022, or 2021. Net cash flows used in operating activities were $(388,792) and $(29,914) for the six months ended December 31, 2022, and 2021, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general expenses that resulted from the company recently going operational.

Cash Flows from Investing Activities

During the six months ended December 31, 2022, and 2021, net cash flow used for investing activities was ($23,388) and $0, respectively.

Cash Flows from Financing Activities

In 2021, we financed our operations primarily by way of advances from notes payable from a former director and former majority shareholder, and in the six months ended December 31, 2022, we have financed our operations by way of advances from our current majority shareholder and cash raised from the private placement offering. The Company offered up to $25 million worth of restricted shares of common stock to a limited number of accredited investors, at a price per share of $1.00, of which the Company raised $100,000 during the six months ended December 31, 2022.

For the six months ended December 31, 2022, and 2021, net cash from financing activities was ($69,785) and $0, respectively, which primarily consisted of payment towards a note payable and proceeds from issuance of stock.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, we had an accumulated deficit at December 31, 2022 and 2021, a net loss and net cash used in operating activities for the reporting periods then ended. As of December 31, 2022, we had no cash; however, we had executed subscriptions under our existing private placement that are pending funding in the amount of $1,193,000.

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

As of December 31, 2022, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022, to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In December 2022, we issued an aggregate of 31,648 shares of our common stock as consideration for services rendered. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving any public offering.

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

AWAYSIS CAPITAL, INC.

Date: February 21, 2023	/s/ Michael Singh
Michael Singh
Chief Executive Officer
(Principal Executive Officer)

Date: February 21, 2023	/s/ Amir Vasquez
Amir Vasquez
Chief Financial Officer
(Principal Financial and Accounting Officer)

