Form 10-Q
period 2023-03-31
Awaysis Capital, Inc.
filed 2023-05-19
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 19, 2023, there were 251,977,053 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements.

Awaysis Capital, Inc.

Consolidated Balance Sheets

	March 31, 2023	June 30, 2022
	(Unaudited)	(Audited)

Assets

Current assets
Cash	$27,900	$481,965
Prepaid expenses	65,676	2,500
Inventory	11,144,500	11,409,500
Due from related party	15,231	-
Total current assets	11,253,307	11,893,965

Non-current assets
Fixed assets, net	78,512	22,145
Security deposit	14,500	-
Operating lease right-of-use	345,136	-
Total non-current assets	438,148	22,145

Total Assets	$11,691,455	$11,916,110

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$62,897	$41,970
Accrued expenses	2,179,024	-
Advances-related party	212,712	12,497
Notes payable	2,600,000	2,880,000
Total current liabilities	5,054,633	2,934,467

Operating lease liabilities	267,339	-
Total non-current liabilities	267,339	-

Total Liabilities	5,321,972	2,934,467

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at March 31, 2023 and June 30, 2022, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at March 31, 2023 and June 30, 2022 were 252,227,053 and 99,748,541, respectively	2,522,271	997,486
Common stock subscribed – $0.01 par value subscribed common shares at March 31, 2023 and June 30, 2022 were 943,000 and 58,056,334, respectively	9,430	580,563
Additional paid-in capital	9,844,510	9,850,605
Accumulated deficit	(5,063,728)	(1,254,011)
Subscription receivable	(943,000)	(1,193,000)
Total stockholders’ equity	6,369,483	8,981,643

Total Liabilities and Stockholders’ Equity	$11,691,455	$11,916,110

See notes to consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022

Revenue	$60,800	$-	$104,560	$-

Operating expenses
Sales and marketing	20,777		115,071
General and administrative	1,580,994	113,599	3,799,206	147,509
Total operating expenses	1,601,771	113,599	3,914,277	147,509

Loss from operations	(1,540,971)	(113,599)	(3,809,717)	(147,509)

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Net loss before income taxes	(1,540,971)	(113,599)	(3,809,717)	(147,509)
Income taxes

Net Loss	$(1,540,971)	$(113,599)	$(3,809,717)	$(147,509)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	183,052,494	98,879,655	133,157,743	98,879,655

See notes to consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid in	Accumulated	Subscription	Total Shareholders’
	Shares	Value	Capital	(Deficit)	Receivable	Equity

Balance at June 30, 2022	157,804,875	$1,578,049	$9,850,605	$(1,254,011)	$(1,193,000)	$8,981,643
Shares issued for professional services	369,781	3,698	78,946			82,644
Stock issued at $1.00	100,000	1,000	99,000			100,000
Net loss				(398,656)		(398,656)
Balance at September 30, 2022	158,274,656	$1,582,747	$10,028,551	$(1,652,667)	$(1,193,000)	$8,765,631
Shares issued for professional services	31,648	317	4,517			4,834
Share subscribed adjustment for acquisition	(5,210,209)	(52,103)	(212,897)			(265,000)
Net loss				(1,870,090)		(1,870,090)
Balance at December 31, 2022	153,096,095	$1,530,961	$9,820,171	$(3,522,757)	$(1,193,000)	$6,635,375
Shares issued for professional services	73,958	740	24,339			25,079
Restricted stock awards	100,000,000	1,000,000				1,000,000
Decrease in subscriptions					250,000	250,000
Net loss				(1,540,971)		(1,540,971)
Balance at March 31, 2023	253,170,053	$2,531,701	$9,844,510	$(5,063,728)	$(943,000)	$6,369,483

Balance at June 30, 2021	98,879,655	$988,797	$-	$(1,014,160)	$-	$(25,363)

Net loss				(18,598)		(18,598)
Balance at September 30, 2021	98,879,655	$988,797	$-	$(1,032,758)	$-	$(43,961)
Increase in paid in capital			49,620			49,620
Net loss				(15,312)		(15,312)
Balance at December 31, 2021	98,879,655	$988,797	$49,620	$(1,048,070)	$-	$(9,653)
Net loss				(113,599)		(113,599)
Balance at March 31, 2022	98,879,655	$988,797	$49,620	$(1,161,669)	$-	$(123,252)

See notes to consolidated financial statements

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31, 2023	March 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,809,717)	$(147,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,763	-
Stock based compensation	112,557	-
Restricted stock awards	1,000,000
Amortization of operating lease right-of-use	36,709	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(63,176)	-
(Increase) in security deposit	(14,500)	-
(Increase) in due from related party	(15,231)	-
Increase in accounts payable	20,927	96,150
Increase in accrued expenses	2,091,934	-
(Decrease) in operating lease liabilities	(27,416)	-
Net cash used in operating activities	(666,150)	(51,359)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(58,130)	-
Net cash used in investing activities	(58,130)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party advances, net	200,215	27,102
Payment of note payable	(280,000)	-
Proceeds from additional paid in capital	-	24,257
Proceeds from sale of common stock	100,000	-
Proceeds from subscription receivable	250,000	-
Net cash provided by financing activities	270,215	51,359

Net (decrease) in cash	(454,065)	-
Cash - beginning of year	481,965	-
Cash - end of year	$27,900	$-

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2023, our cash balance was $27,900.

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

We were party to an operating lease agreement during the three and nine months ended March 31, 2023. See Note 8 below for details of Lessee Leases in the period presented.

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

Revenue recognized from rentals was $27,400 and $71,160 for the three and nine months ended March 31, 2023, respectively.

Other services consist of revenue derived from our real estate brokerage and other related services.

Revenue recognized from other services was $33,400 for both the three and nine months ended March 31, 2023.

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

Inventory, consisting of real estate under construction, was $11,144,500 as of March 31, 2023.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $20,777 and $115,071 for the three and nine months ended March 31, 2023, respectively.

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Stock-based compensation of $25,079 and $112,557 was issued for services during the three and nine months ended March 31, 2023, respectively, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine months ended March 31, 2023.

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

As of March 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of March 31, 2023, we had cash in the amount of $27,900 and had executed subscription pending funding in the amount of $943,000. During the three months ended March 31, 2023, the Company had collected $250,000 from executed subscriptions and $100,000 from its principal shareholder.

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

4. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at March 31, 2023 and 2022 is as follows:

	Useful Lives	March 31, 2023	March 31, 2022
Furniture and fixtures	7 years	$15,017	$0
Computer and equipment	5 years	35,631	0
Software	3 years	29,627	0
Less depreciation and amortization		(1,763)	0
Total fixed assets, net		$78,512	0

The Company recorded depreciation expense of $1,763 and $0 for the periods ended March 31, 2023, and 2022, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2023 and 2022, the balance of accounts payable was $62,897 and $96,150, respectively, and related primarily to expenses relating to Prop-tech Software development, SEC filings, outstanding legal expenses and share transfer expenses.

As of March 31, 2023 and 2022, the balance of accrued expenses was $2,179,024 and $0, respectively, and related primarily to expenses relating to salary and payroll accrual for development and administration team.

The current portion of operating lease liabilities of $87,090 is included in the accrued expenses as of March 31, 2023.

6. ADVANCES – RELATED PARTY

As of March 31, 2023 and 2022, the balance of advances – related party was $212,712 and $5,923, respectively, and related to both costs paid on behalf of the Company and funding to the Company by an entity controlled by two of our directors.

On February 13, 2023, the Company entered into compensation agreements with certain directors of the Company and as a result, approximately $1,800,000 in salary compensation is included in the accrued expenses as of March 31, 2023.

7. NOTES PAYABLE

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

The Company has notes payable as of March 31, 2023 and 2022 in the amount of approximately $2,600,000 and $0, respectively.

8. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of March 31, 2023, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

March 31, 2023

Remaining three months ending June 30, 2023	$21,554
2024	87,465
2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	411,943
Present value adjustment	(57,514)
Total operating lease liabilities	$354,429

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $87,090 and $267,339, respectively.

Operating lease costs were $51,246 and $0 for the nine months ended March 31, 2023 and 2022, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2023:

March 31, 2023

Weighted-average remaining lease term, years	4.6
Weighted-average discount rate, %	7.0%

9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended March 31, 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the nine months ended March 31, 2023.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2023, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the nine months ended March 31, 2023.

Common Stock

As of March 31, 2023, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 252,227,053 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the nine months ended March 31, 2023, the Company issued 475,387 common shares for payment of professional services in the amount of $112,557.

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

During the three and nine months ended March 31, 2023, the Company sold 0 and 100,000 common shares, respectively, in a private offering, at a price per share of $1.00 for $100,000 in gross proceeds.

As of March 31, 2023, the Company has committed subscription agreements from investors, entered into during a private offering, for 943,000 shares, at a price per share of $1.00 for aggregate proceeds of $943,000, and is included in the Subscription Receivable in the Consolidated Balance Sheets.

During the nine months ended March 31, 2023, the Company has collected an aggregate of $250,000 from the committed subscription agreements and has issued 250,000 shares of common stock accordingly.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of March 31, 2023, and 2022.

Warrants

No warrants were issued or outstanding during the three and nine months ended March 31, 2023, or 2022.

Restricted Stock Awards

On February 13, 2023, the Company awarded restricted shares of Company common stocks to certain of its executive officers, equal in an aggregate value to $1,000,000 which vested 50% on the date of the grant with the remaining 50% vesting on December 1, 2023.

As of March 31, 2023, there were 50,000,000 restrictive stock shares outstanding.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of March 31, 2023.

No other stock options were issued during the three and nine months ended March 31, 2023, or 2022.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined that no disclosure is necessary.

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

The Casamora Awaysis development, our first property, has started its hospitality operations and is expected to commence sales operations on or about June 1, 2023. As development progresses, and more units are expected to become rentable, increased hospitality operations are expected over the next couple months.

Results of Operations

We commenced activities and started to incur material costs in the second half of the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. As a result, during the nine month period ended March 31, 2023, our operations and activities increased significantly.

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

Three Months Ended March 31, 2023, as Compared to March 31, 2022

Revenues

We recognized rental revenue of $27,400 and $0 during the three months ended March 31, 2023 and 2022, respectively. As development progresses at our Casamora Awaysis development, a few units were placed into the rental pool allowing for rental revenue operations to commence.

We also recognized revenue from our real estate brokerage and other related services of $33,400 and $0 during the three months ended March 31, 2023 and 2022, respectively.

Sales and Marketing Expenses

During the three months ended March 31, 2023 and 2022, we incurred sales and marketing expenses of $20,777 and $0, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the three months ended March 31, 2023 and 2022, we incurred general and administrative expenses of $1,580,994 and $113,599 respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Operating Loss

During the three months ended March 31, 2023 and 2022, we recognized operating losses of $(1,540,971) and $(113,599), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its new management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Nine Months Ended March 31, 2023, as Compared to March 31, 2022

Revenues

We recognized rental revenue of $71,160 and $0 during the nine months ended March 31, 2023 and 2022, respectively. As development progresses at our Casamora Awaysis development, a few units were placed into the rental pool within the last six months of this fiscal period allowing for rental revenue operations to commence.

We also recognized revenue from our real estate brokerage and other related services of $33,400 and $0 during the nine months ended March 31, 2023 and 2022, respectively.

Sales and Marketing Expenses

During the nine months ended March 31, 2023 and 2022, we incurred sales and marketing expenses of $115,071 and $0, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the nine months ended March 31, 2023 and 2022, we incurred general and administrative expenses of $3,799,206 and $147,509, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Operating Loss

During the nine months ended March 31, 2023 and 2022, we recognized operating losses of $(3,809,717) and $(147,509), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its new management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Liquidity and Capital Resources

As of March 31, 2023, we had cash of $27,900, as well as executed subscriptions under our existing private placement that are pending funding in the amount of $943,000. We also have a positive working capital of $6,198,674, which was mainly from the issuance of shares for real estate inventory and sale of shares in our private offering. As we may have sufficient commitments for funding to satisfy our basic operations for the next 12 months, due to the timing of some of these commitments, we expect to need to raise additional capital for our immediate working capital needs. We expect the anticipated cost of development of our first properties to come from pre-sales and not cash-on-hand. We will need to raise additional cash to satisfy our long-term requirements for acquisition and overall growth.

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

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the sale of shares of our capital stock to third parties. While we intend in the short term to seek to raise up to $25 million through the private sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through March 31, 2023, we have raised an aggregate of $1,918,000 in such private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Nine months ended March 31,
	2023	2022
Cash used in operating activities	$(666,150)	$(51,359)
Cash provided by investing activities	(58,130)	-
Cash provided by financing activities	270,215	51,359
Change in cash	$(454,065)	$-

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the nine months ended March 31, 2023 or 2022. Net cash flows used in operating activities were $(666,150) and $(51,359) for the nine months ended March 31, 2023 and 2022, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general expenses that resulted from the company recently going operational.

Cash Flows from Investing Activities

During the nine months ended March 31, 2023 and 2022, net cash flow used for investing activities was ($58,130) and $0, respectively. This primarily consisted of the purchase of machinery and equipment related to the development of our properties.

Cash Flows from Financing Activities

In 2021, we financed our operations primarily by way of advances from notes payable from a former director and former majority shareholder, and in the nine months ended March 31, 2023, we have financed our operations by way of advances from our current majority shareholder and cash raised from the private placement offering. The Company offered up to $25 million worth of restricted shares of common stock to a limited number of accredited investors, at a price per share of $1.00, of which the Company raised $350,000 during the nine months ended March 31, 2023.

For the nine months ended March 31, 2023 and 2022, net cash from financing activities was $270,215 and $51,359, respectively, which primarily consisted of principal shareholder advances, payment towards a note payable, and proceeds from issuance of stock.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of March 31, 2023, we had cash in the amount of 27.900 and had executed subscription pending funding in the amount of $943,000. During the three months ended March 31, 2023, the Company had collected $250,000 from executed subscriptions and $100,000 from its principal shareholder.

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

As of March 31, 2023, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023, to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

On February 13, 2023, the Company issued (i) an aggregate of 100,000,000 restricted shares of its common stock, and (ii) options to purchase an aggregate of 22,500,000 shares of its commons stock, both as consideration for services rendered by affiliates of the Company.

In February 2023, the Company issued 150,000 shares of its common stock to an investor who previously subscribed in the Company’s private offering of common stock at a price per share of $1.00. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D, as a transaction not involving any public offering.

In March 2023, the Company issued 100,000 shares of its common stock to an investor who previously subscribed in the Company’s private offering of common stock at a price per share of $1.00. The securities were issued in a private transaction in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act and/or Regulation D, as a transaction not involving any public offering.

In March 2023, the Company issued an aggregate of 73,958 shares of its common stock as consideration for services rendered. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

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

AWAYSIS CAPITAL, INC.

Date: May 19, 2023	/s/ Michael Singh
Michael Singh
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2023	/s/ Amir Vasquez
Amir Vasquez
Chief Financial Officer
(Principal Financial and Accounting Officer)

