Form 10-K
period 2023-06-30
Awaysis Capital, Inc.
filed 2023-10-17
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____ to _____

Commission file number: 000-21477

AWAYSIS CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0514566
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $174,331

As of October 10, 2023 there were 252,227,053 shares of common stock, par value $0.01 per share, outstanding.

i

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

Awaysis cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond Awaysis’ control, which may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause Awaysis’ actual results to differ materially from those contemplated by its forward-looking statements include: risks that there may be significant costs and expenses associated with liabilities related to the development of its business that were either unknown or are greater than those anticipated at the time of the acquisition of its assets; risks that Awaysis may not be successful in integrating new properties into all aspects of our business and operations or that the integration will take longer than anticipated; the operational risks as a result of acquiring undeveloped or underdeveloped assets and real estate and integration of those assets into our business; risks related to disruption of management’s attention from Awaysis’ ongoing business operations due to its efforts to identify, acquire, develop and manage new resort properties into Awaysis; any adverse effect of an acquired asset on Awaysis’ reputation, relationships, operating results and business generally; any lingering impact of the COVID-19 pandemic on Awaysis’ business, operating results, and financial condition or on global economic conditions; Awaysis’ ability to meet its liquidity needs; risks related to Awaysis’ indebtedness, especially in light of the significant amount of indebtedness we expect to incurred to complete various identified real estate properties for our resort portfolio; inherent business risks, market trends and competition within the resort and hospitality industries; compliance with and changes to United States, Belize and global laws and regulations, including those related to anti-corruption and privacy; risks related to Awaysis’ planned acquisitions, joint ventures, and other partnerships; Awaysis’ dependence on third-party development activities; the performance of Awaysis’ information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet Awaysis’ business and operation needs; Awaysis’ ability to attract and retain key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact Awaysis’ operations, revenue, operating profits and margins, financial condition or credit rating.

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

The Casamora Awaysis development, our first property, commenced sales and hospitality operations on or about November 1, 2022.

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

Human Capital

Currently, we have four full-time employees, including our executives. We presently do not have pension, health, annuity or, insurance; however, we intend to adopt some or all of such employee benefits in the future. There are presently no personal benefits available to any officers, directors, or employees. Our employees are all based in the United States, at our office located in Mirimar, Florida. These employees oversee day-to-day operations of the Company. As required, we also engage consultants to provide services to the Company both in the U.S. and Belize, including real estate, regulatory, legal and corporate services. We are subject to labor laws and regulations that apply to our locations in the U.S. and Belize. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. We have no unionized employees.

We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals.

We provide competitive compensation for our employees. We may also offer annual bonuses and stock-based compensation for eligible employees.

We aim to provide our employees with advanced professional and development skills, so that they can perform effectively in their roles and build their capabilities and career prospects for the future.

We strive to encourage a diversity of views and to create an equal opportunity workplace.

Where You Can Find More Information

Our website address is https://awaysisgroup.com. Information on our website is not incorporated by reference herein.

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

Risk Factor Summary

Our proposed business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

●	We are a development stage company with a limited operating history, making it difficult for you to evaluate our business and your investment.

●	Since inception of our new business model, we have not established any material and recurring revenues or operations that will provide financial stability in the long term, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

●	We may never become profitable;

●	We are dependent on management;

●	The expansion of our operations can have a significant impact on our profitability;

●	Our financial success is dependent on general economic conditions;

●	Our operating results are subject to significant fluctuations;

●	Our proposed objectives are capital intensive and subject to change;

●	There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner;

●	Our success will depend upon the acquisition of real estate, and we may be unable to consummate acquisitions or dispositions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently integrate assets into our existing operations;

●	Investors are reliant on management’s assessment, selection, and development of appropriate properties;

●	We face significant increases in development costs;

●	Our profitability may be impacted by delays in the selection, acquisition, and re-development of properties;

●	Our management maintains full discretion in the future disposition of properties;

●	Our properties may be subject to environmental laws and regulations that have the potential to impose liability;

●	Real estate is not as liquid as other types of assets, which may reduce economic returns to investors;

●	We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect the return on an investment in our Company;

●	We may not succeed in creating a portfolio enclave strategy;

●	Our properties may be subject to liabilities or other problems;

●	The failure to successfully execute and integrate strategic acquisitions that support our long-term strategies could adversely affect our growth rate and consequently our revenues and results of operations;

●	There are significant risks associated with “value-add” and properties in need of re-positioning;

●	Uninsured losses relating to real property may adversely affect our performance;

●	Competition for investment assets may increase costs and reduce returns;

●	Environmental regulations and issues, certain of which we may have no control over, may adversely impact our business;

●	Real estate may develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem;

●	Terrorist attacks or other acts of violence or war may adversely affect our industry, operations, and profitability;

●	We will be subject to risks related to the geographic locations of the properties we develop;

●	There may be several conflicts of interest that arise as we implement our business plan;

●	The market price and trading volume of our common stock may be volatile, which may adversely affect its market price;

●	Your interest in us may be diluted if we issue additional shares of common stock.

●	We cannot assure you that our common stock will become listed on a national securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

●	Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

●	Certain of our executive officers and directors, through their direct and indirect ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

●	Investments in our common stock may provide you with limited rights, and we do not expect to pay cash dividends in the short term.

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

We plan to seek listing of our common stock on NASDAQ or another national securities exchange as soon as reasonably practicable. We may not currently meet the initial listing standards of any of those exchanges or any other stock exchange and cannot assure you when or if we will meet the listing standards, or that we will be able to maintain a listing of the common stock on any stock exchange.

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

Certain of our executive officers and directors, through their direct and indirect ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

Harthorne Capital, Inc., which is owned by certain of our executive officers and directors, along with Mr. Singh and Dr. Trumbach, collectively beneficially owns shares of our common stock equal to approximately 80% of our outstanding shares of common stock. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company. In addition, stock ownership of insiders and management, at high levels of ownership, may induce executive decisions inconsistent with growth-oriented risk-taking.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Not Applicable.

Item 2. Properties.

Our principal executive office is located at 3400 Lakeview Drive, Suite 100, Miramar, Florida, pursuant to a 62 month lease that commenced at or around September 1, 2022. This facility, consisting of 2,349 square feet, is expected to provide the space and infrastructure necessary to accommodate our present operations, based on our current business plan. The annual rent for the first lease year is approximately $86,000, with future lease years subject to escalation clauses.

As of June 30, 2023, we own the Casamora Resort Assets, which are still under development.

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

Quarter Ended	High	Low

June 30, 2023	$0.5100	$0.2538
March 31, 2023	0.5100	0.1001
December 31, 2022	$0.4100	$0.0501
September 30, 2022	0.4499	0.1503

June 30, 2022	0.4499	0.1500
March 31, 2022	$0.6400	$0.1500
December 31, 2021	0.3900	0.0550
September 30, 2021	0.2000	0.0010

As of October 10, 2023 there were approximately 215 holders of record of our common stock, and the last reported closing sales price of our common stock on that date was $0.4500.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of June 30, 2023.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2022 Omnibus Performance Award Plan	-	-	19,977,931

Equity compensation plans not approved by security holders:(1)	-	-	-
Options to Purchase Common Stock (Michael Singh)	11,250,000	$0.32	-
Options to Purchase Common Stock (Andrew Trumbach)	11,250,000	$0.32	-

Total	22,500,000		19,977,931

(1)	Does not include 50,000,000 restricted shares of the Company issued to each of Michael Singh and Andrew Trumbach, of which 50% is subject to forfeiture through December 1, 2023.

Unregistered Sale of Securities

During the past three years, the Company made the following issuances of its unregistered securities, none of which involved any underwriters, underwriting discounts or commissions. Unless otherwise specified below, the Company believes these transactions were exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and/or Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Between May 26, 2022, and June 30, 2022, the Company sold, in a private offering of up to $25 million of the Company’s Common Stock, at a price per share of $1.00 (the “Offering”), the Company entered into a Subscription Agreement with investors in the Offering for an aggregate of 1,818,000 shares of Common Stock with a total subscription price of $1,818,000. The Company has received a total of $875,000 and still has pending an aggregate of 943,000 shares of Common Stock (the “Pending Shares”) for a total subscription receivable of $943,000. The Company expects such proceeds to be funded, and the Pending Shares to be issued, during fiscal year 2024. All purchases made in connection with the Offering were pursuant to Subscription Agreements & Investor Suitability Questionnaires as between the Company and each of the investors.

As of June 30, 2022, as partial consideration for the Company’s acquisition of the Casamora Awaysis Assets, the Company issued to the owners of the seller of such assets an aggregate of 56.8 million shares of its common stock based on a per share price equal to the market price on the date of appraisal of $0.150.

In July 2022, the Company issued 25,000 shares of our common stock to an investor who participated in the Company’s private offering of common stock at a price per share of $1.00.

In July 2022, the Company issued an aggregate of 107,484 shares of the Company’s common stock as consideration for services rendered.

As of August 2022, the Company issued 75,000 shares of its common stock to an investor who participated in the Company private offering of common stock at a price per share of $1.00.

In September 2022, the Company issued 333,333 shares of its common stock as consideration for services rendered.

In December 2022, the Company issued an aggregate of 31,648 shares of its common stock as consideration for services rendered.

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

In March 2023, the Company issued 75,000 shares of its common stock to an investor who previously subscribed in the Company’s private offering of common stock at a price per share of $1.00.

In February and March 2023, the Company issued an aggregate of 73,958 shares of its common stock as consideration for services rendered.

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

Overview

We are a real estate investment and management company focused on acquisition, construction, selling and managing vacation rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool.

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

Revenues

As of June 30, 2023 our revenue consists primarily of monthly rental income of villas and commission from the sale of real property.

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

Results of Operations – Fiscal Years Ended June 30, 2023 and June 30, 2022

We commenced activities and started to incur material costs in the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. Our business strategy continued throughout the fiscal year ended June 30, 2023, showing substantial growth in operating expenses in preparation for expected future growth in revenue.

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

Revenues

We recognized revenue of $107,760 and $-0- during the fiscal years ended June 30, 2023 and 2022, respectively. Revenue generated during fiscal year 2023 consisted of a few months worth of a monthly rental of 2 units and commissions from a property sale. Fiscal year 2022 had no revenue generating activities during this period.

Sales and Marketing Expenses

During the fiscal years ended June 30, 2023 and 2022, we incurred sales and marketing expenses of $91,319 and $49,269, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

General and Administrative Expenses

During the fiscal years ended June 30, 2023 and 2022, we incurred general and administrative expenses of $4,312,499 and $190,582, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and transitioning from being a shell company to an operating company under its new management.

Operating Loss

During the fiscal years ended June 30, 2023 and 2022, we recognized operating losses of $(4,296,058) and $(239,851), respectively. These losses were primarily attributable to increased operating expenses related to salaries due to the Company transitioning from being a shell company to an operating company under its new management and brand.

Other Income (Expenses)

During the fiscal years ended June 30, 2023 and 2022, we incurred interest expenses of $612 and $0, respectively, consisting of a gain on foreign exchange transaction and interest earned.

Net Loss

During the fiscal years ended June 30, 2023 and 2022, we recognized net losses of $(4,295,446) and $(239,851), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and transitioning from being a shell company to an operating company under its new management and brand.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of $79 and had a positive working capital of $5,742,463, of which was mainly from the issuance of shares for real estate inventory and sale of shares from our private placement of common stock. We do not have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated cost of development of our first properties to come from pre-sales, investors subscriptions, advances from its principal shareholders and not cash-on-hand. We will need to raise additional cash to satisfy both our short and long-term requirements.

Historically, our principal shareholder has advanced funds on our behalf as we have required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by pursuing our business plan to reinvent the Company as a real estate investment and management company. The shareholder has indicated its intention to continue to do so; provided, however, that such intentions do not represent a binding commitment by the principal shareholder and there is no guarantee that our principal shareholder will be able to provide the funding necessary to achieve this objective. To date, our principal shareholder has advanced an aggregate of approximately $255,000 on behalf of the Company to cover certain of the Company’s expenses. Neither the shareholder nor the Company have entered into any agreement with respect to the terms and conditions of such advances, including any repayment terms, although we expect to do so.

If we are unable to obtain additional advances from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to affect our business plan. Raising debt or equity funding for small publicly quoted, penny stock companies is extremely challenging. We can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If we are not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned acquisitions and developments. Any of these actions could materially harm our planned business.

Our plan for satisfying our cash requirements and to remain operational for the next 12 months and beyond or to further expand our asset base is through the sale of shares of our capital stock to third parties and advances from our principal shareholder. While we are seeking to raise up to $25 million through the sale of our common stock or through other offerings of securities, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through June 30, 2023, we have raised an aggregate of $1,918,000 in our recent private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Year ended June 30,
	2023	2022
Cash used in operating activities	$(257,255)	$(157,645)
Cash provided by investing activities	(29,631)	(22,145)
Cash provided by financing activities	(195,000)	661,755
Change in cash	$(481,886)	$481,965

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities for the fiscal years ended June 30, 2023 or 2022. Net cash flows used in operating activities were $(257,255) and $(157,645) for the fiscal years ended June 30, 2023 and 2022, respectively.

Cash Flows from Investing Activities

During the fiscal years ended June 30, 2023 and 2022, net cash flow used for investing activities was $(29,631) and $(22,145), respectively.

Cash Flows from Financing Activities

In 2021, we financed our operations primarily by way of advances from notes payable from a former director and former majority shareholder, and in 2022 through June 30, 2023, we have financed our operations by way of advances from our current majority shareholders, issuance of shares and debt for real estate inventory, in addition to cash raised from the private placement offering. The Company offered up to $25 million worth of restricted shares of common stock to a limited number of accredited investors, at a price per share of $1.00.

For the fiscal years ended June 30, 2023 and 2022, net cash from financing activities was $(195,000) and $661,755, respectively.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, we had an accumulated deficit at June 30, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of the fiscal years ended June 30, 2023 and 2022, we had cash in the amount of $79 and $481,965, respectively. As of June 30, 2023 and 2022, we had executed subscriptions pending funding in the amount of $943,000 and $1,193,000, respectively.

The Company is commencing operations and seeking to generate sufficient revenue to support its current basic operations for at least the next 12 months; however, the Company’s current cash position is not sufficient to support the Company’s strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds by way of private offering or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of June 30, 2023, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent transitions with respect to its auditor and its CFO. The Company’s management is seeking to remedy this deficiency. Additionally, we have implemented a quarterly newsletter to communicate to our Board and investor community.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of June 30, 2023, and have concluded that, as of June 30, 2023, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter and year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have six directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of June 30, 2023:

Name	Age	Titles
Michael Singh	57	Chairman, Chief Executive Officer and Director
Dr. Andrew E. Trumbach	62	Director, President and Chief Financial Officer
Lisa-Marie Iannitelli	45	Executive Vice President, Investor Relations, and Director
Dr. Claude Stuart	62	Director
Dr. Narendra Kini	61	Director
Tyler Trumbach	33	Chief Legal Counsel and Director

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

Dr. Andrew E. Trumbach, Director. Dr. Trumbach has been a member of the Company’s Board of Directors and President since November 23, 2021. Dr. Trumbach previously served as the Chief Financial Officer of the Company until his resignation on August 15, 2022, and has since been reappointed as CFO in September 2023. Since 1992, Dr. Trumbach has been a consultant providing tax, accounting and financial analysis services and accounting information systems solutions to middle market companies and family-owned businesses. From 2008 to 2014, Dr. Trumbach was a part-time Professor at Nova Southeastern University, H. Wayne Huizenga School of Business and Entrepreneurship, where he taught classes on accounting, financial management , cost accounting, and accounting information systems. He has been the part-time Chief Financial Officer of Omnia Wellness Inc. (OTCQB:OMWS) since March 2021. He was the EVP/CFO of a holding company from 2008 to 2019 that owned and operated one of the largest perfume distribution businesses operating worldwide. The company acquired and managed affiliated companies that included over 45 retail stores and a duty-free company operating airline, cruise, and retail duty free and duty paid concessions located in cruise, airport, and border locations worldwide. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial, and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water and sewer utility, mobile home parks, data centers, and funeral homes. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both the Caribbean and the United States. Dr. Trumbach is currently the owner of Writeup Express, Inc. and Ajuni Properties Inc. In addition to a Bachelor of Science degree in Accounting and a Master of Business Administration degree, Dr. Trumbach has earned Doctorate degrees in both Information Technology Management and Accounting. He has undertaken numerous consulting projects for major companies in the United States and the Caribbean.

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

Dr. Claude Stuart, Director. Dr. Stuart has been a member of the Company’s Board of Directors since February 17, 2022. Dr. Stuart is an Adjunct Assistant Professor of Mathematics at Farmingdale State College of the State University of New York, and an instructor for the New York City Department of Education for more than the past five years. He earned a Bachelor of Science in Economics from Rider University, a Juris Doctorate from Seton Hall University School of Law, a Master of Science in Mathematics from St. John’s University, and a Doctorate in Education Administration from Dowling College, New York. He is an attorney and is admitted to practice law in the New Jersey Supreme Court and Federal Court. He is also being called to the Bar in Belize. He is a trustee of the New York Annual Conference of the United Methodist Church, a not-for-profit organization, a member of the Council of Finance and Administration, and a member of the Audit Committee and the Board of Camping and Retreat Ministries. He is the Vice-President and Treasurer of Friends Supporting the Anglican Diocese of Belize Inc., a not-for-profit organization registered in the State of New York. He is also the Northeast-Regional Director of Benjamin Banneker Association, an affiliate of The National Council of Teachers in Mathematics and a member of several research and professional organizations.

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

Executive Officers

Following are the name, age and other information for our executive officers. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding our executive officers is set forth above under “Board of Directors.”

Name	Age	Titles
Michael Singh	57	Chairman, Chief Executive Officer and Director
Dr. Andrew E. Trumbach	62	Director and President and CFO
Lisa-Marie Iannitelli	45	Executive Vice President, Investor Relations and Director
Tyler Trumbach	33	Chief Legal Counsel and Director

Committees of the Board of Directors

Structure and Operation of the Board

Presently, our Board of Directors maintains a standing Audit Committee that does not yet satisfy Nasdaq’s definition of independence. The Company does not have a standing compensation or nominating committee. However, the full Board performs all of the functions of a standing compensation committee and nominating committee. The Board currently consists of six directors: Mr. Singh (Chairman), Dr. Trumbach, Ms. Iannitelli, Dr. Stuart, Dr. Kini and Mr. Trumbach. The following is a brief description of these functions of the Board:

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

Audit Committee

Our recently-formed Audit Committee consists of Messrs. Trumbach, Stuart and Kini. The Board has determined that Messrs. Stuart and Kini are independent, and Mr. Trumbach is an “audit committee financial expert” as defined in SEC rules, although he is not independent. The Audit Committee has not yet adopted a written charter but expects to do so.

The primary functions of the Audit Committee are to assist the Board in overseeing (i) the effectiveness of the Company’s accounting and financial reporting processes and internal controls and the audits of the Company’s financial statements, (ii) the qualifications, independence, appointment, retention, compensation and performance of the Company’s registered public accounting firm, and (iii) the performance of the Company’s internal audit department or department or person(s) having the equivalent responsibility and functions.

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

Communication with Shareholders

Shareholders wishing to communicate with the Board can send an email to info@awaysiscapital.com or write or telephone to the Company’s corporate offices:

Awaysis Capital, Inc.

Chairman

3400 Lakeview Drive, Suite 100

Miramar, FL 33027

Telephone: (855) 795-3311

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is filed with this Annual Report on Form 10-K.

Corporate Governance

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended June 30, 2023, with the exception of one untimely Form 3 for Mr. Amir Vasquez, our former CFO, and one untimely Form 4 for each of Tyler Trumbach and Narendra Kini, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated.

Name and Principal Position	Year(1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Michael Singh(2)	2023	750,000	-	-	-	-	-	750,000
CEO, President & Chairman	2022	8,650	-	-	-	-	-	8,650

Dr. Andrew Trumbach(3)	2023	750,000	-	-	-	-	-	750,000
President and Chief Financial Officer	2022	8,650	-	-	-	-	-	8,650

Lisa-Marie Iannitelli (4)	2023	-	-	-	-	-	-	-
Executive Vice President	2022	-	-	-	-	-	-	-

Tyler Trumbach(5)	2023	200,000	-	-	-	-	-	200,000
Chief Legal Counsel	2022	-	-	-	-	-	-	-

Amir Vasquez(6)	2023	136,812	-	-	-	-	-	136,812
Former CFO	2022	-	-	-	-	-	-	-

(1) “2023” represents the fiscal year ended June 30, 2023, and “2022” represents the fiscal year ended June 30, 2022.

(2) Mr. Singh was hired by the Company on November 23, 2021. His salary for the 2023 fiscal year has been earned but not yet paid.

(3) Dr. Trumbach was hired by the Company on November 23, 2021, as President and Chief Financial Officer. On August 15, 2022, he resigned as Chief Financial Officer of the Company but was reappointed in September 2023. His salary for the 2023 fiscal year has been earned but not yet paid.

(4) Ms. Iannitelli was hired by the Company on November 23, 2021.

(5) Mr. Trumbach was hired by the Company as an employee on February 17, 2022. His salary for the 2023 fiscal year has been earned but not yet paid.

(6) Mr. Vasquez was hired as the Company’s Chief Financial Officer on August 15, 2022 and resigned from such role in or around September 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended June 30, 2023.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market value of Shares of Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

Michael Singh	11,250,000	-	$0.32	02/13/2033	25,000,000	$9,750,000	-	-
Andrew Trumbach	11,250,000	-	$0.32	02/13/2033	25,000,000	$9,750,000	-	-
Lisa-Marie Iannitelli
Tyler Trumbach
Amir Vasquez

Executive Employment Agreements

Michael Singh

Pursuant to Mr. Singh’s employment agreement (the “Singh Agreement”) with the Company, Mr. Singh will receive an annual base salary of $750,000 (the “Singh Base Salary”), retroactive to December 1, 2021 which was the approximate date he commenced his employment relationship with the Company. The Singh Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Singh’s performance and that of the Company. The Singh Base Salary may be paid in shares of the Company’s common stock or cash depending on cash availability and as agreed to by the Company and Employee.

Mr. Singh was granted (a) restricted shares of Company common stock pursuant to a Restricted Stock Agreement (the “Singh Restricted Stock Agreement”) equal in value to $500,000 and at an assumed per share value of par value, or 50,000,000 shares (the “Singh Restricted Stock”), which Singh Restricted Stock shall vest 50% on the date of grant and 50% on December 1, 2023, and (b) options to purchase an aggregate of 11,250,000 shares of the Company’s common stock pursuant to a Stock Option Agreement (the “Singh Option Agreement”), at an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant, and which shall vest upon grant. He will also be entitled to participate in the Company’s incentive plans from time to time. Upon entering into the Singh Agreement, Additionally, Mr. Singh may earn an annual bonus of up to 100%-400% of Singh Base Salary, payable based on objectives and performance in the previous fiscal year.

Mr. Singh is also entitled to customary benefits and vacation, and is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Singh Agreement.

The Singh Agreement may be terminated by the Company at any time without prior notice for “Cause”, as defined in the Singh Agreement. Upon termination for Cause, Mr. Singh will be provided with any unpaid, earned Singh Base Salary up to the date of termination.

The Singh Agreement may be terminated at any time without Cause, and provided that Mr. Singh executes a general release, the Company shall pay to Mr. Singh an amount equal to 12-months’ Singh Base Salary (the “Singh Severance”) plus accrued unused vacation; provided that the Company shall not be required to pay the Singh Severance in the event the Company elects to enforce the Singh Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Singh Agreement.

Mr. Singh can terminate the Singh Agreement and his employment at any time for any reason on 30 days prior written notice. In case of “Good Reason,” as defined in the Singh Agreement, the Company shall pay to Mr. Singh the Singh Severance plus accrued unused vacation; provided that the Company shall not be required to pay the Singh Severance in the event the Company elects to enforce the Singh Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Singh Agreement.

If Mr. Singh dies while employed under this Agreement, the Singh Agreement shall terminate immediately and the Company shall pay to his estate, any earned Singh Base Salary and accrued vacation, if any, that is unpaid up to the date of his death. The Company may terminate the Singh Agreement as a result of any mental or physical disability or illness which results in (a) Mr. Singh being unable to substantially perform his duties for a continuous period of 150 days or for periods aggregating 180 days within any period of 365 days or (b) Mr. Singh being subject to a permanent or indefinite inability to perform essential functions based on the opinion of a qualified medical provider chosen by the Company. Such termination will be effective on the date designated by the Company, and the Employee will be paid his annual Singh Base Salary, accrued vacation, if any, and certain benefits as set out in the Singh Agreement through the date of termination.

Andrew Trumbach

Pursuant to Mr. Trumbach’s employment agreement (the “Trumbach Agreement”) with the Company, Mr. Trumbach will receive an annual base salary of $750,000 (the “Trumbach Base Salary”), retroactive to December 1, 2021 which was the approximate date he commenced his employment relationship with the Company. The Trumbach Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Trumbach’s performance and that of the Company. The Trumbach Base Salary may be paid in shares of the Company’s common stock or cash depending on cash availability and as agreed to by the Company and Employee.

Mr. Trumbach was granted (a) restricted shares of Company common stock pursuant to a Restricted Stock Agreement (the “Trumbach Restricted Stock Agreement”) equal in value to $500,000 and at an assumed per share value of par value, or 50,000,000 shares (the “Trumbach Restricted Stock”), which Trumbach Restricted Stock shall vest 50% on the date of grant and 50% on December 1, 2023, and (b) options to purchase an aggregate of 11,250,000 shares of the Company’s common stock pursuant to a Stock Option Agreement (the “Trumbach Option Agreement”), at an exercise price per share equal to the fair market value of the Company’s common stock on the date of grant, and which shall vest upon grant. He will also be entitled to participate in the Company’s incentive plans from time to time. Upon entering into the Trumbach Agreement, Additionally, Mr. Trumbach may earn an annual bonus of up to 100%-400% of Trumbach Base Salary, payable based on objectives and performance in the previous fiscal year.

Mr. Trumbach is also entitled to customary benefits and vacation, and is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Trumbach Agreement.

The Trumbach Agreement may be terminated by the Company at any time without prior notice for “Cause”, as defined in the Trumbach Agreement. Upon termination for Cause, Mr. Trumbach will be provided with any unpaid, earned Trumbach Base Salary up to the date of termination.

The Trumbach Agreement may be terminated at any time without Cause, and provided that Mr. Trumbach executes a general release, the Company shall pay to Mr. Trumbach an amount equal to 12-months’ Trumbach Base Salary (the “Trumbach Severance”) plus accrued unused vacation; provided that the Company shall not be required to pay the Trumbach Severance in the event the Company elects to enforce the Trumbach Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Trumbach Agreement.

Mr. Trumbach can terminate the Trumbach Agreement and his employment at any time for any reason on 30 days prior written notice. In case of “Good Reason,” as defined in the Trumbach Agreement, the Company shall pay to Mr. Trumbach the Trumbach Severance plus accrued unused vacation; provided that the Company shall not be required to pay the Trumbach Severance in the event the Company elects to enforce the Trumbach Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Trumbach Agreement.

If Mr. Trumbach dies while employed under this Agreement, the Trumbach Agreement shall terminate immediately and the Company shall pay to his estate, any earned Trumbach Base Salary and accrued vacation, if any, that is unpaid up to the date of his death. The Company may terminate the Trumbach Agreement as a result of any mental or physical disability or illness which results in (a) Mr. Trumbach being unable to substantially perform his duties for a continuous period of 150 days or for periods aggregating 180 days within any period of 365 days or (b) Mr. Trumbach being subject to a permanent or indefinite inability to perform essential functions based on the opinion of a qualified medical provider chosen by the Company. Such termination will be effective on the date designated by the Company, and the Employee will be paid his annual Trumbach Base Salary, accrued vacation, if any, and certain benefits as set out in the Trumbach Agreement through the date of termination.

Tyler Trumbach, Esq.

On July 25, 2022, we entered into an Employment Agreement with Tyler Trumbach, the Company’s Chief Legal Counsel and a director.

Pursuant to the Employment Agreement, Mr. Trumbach will receive an annual base salary of $200,000 (the “Tyler Trumbach Base Salary”), payable in shares of common stock of the Company or cash, depending on cash availability. The Tyler Trumbach Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Trumbach’ s performance and that of the Company. Additionally, Mr. Trumbach may earn an annual bonus of up to 200% of Tyler Trumbach Base Salary, payable based on performance in the previous fiscal year, and based on the achievement of objectives agreed to with the Company’s Chief Executive Office and/or President for each fiscal year.

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

Mr. Trumbach will be entitled to participate in the Company’s incentive plans and shall initially be granted options to purchase 1,500,000 shares of the Company’s common stock, which have not been issued as of the date of this Annual Report on Form 10-K.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its directors to the fullest extent permitted by law.

Director Compensation

Compensation was paid by the Company to its directors in the amount of $48,000 and $-0- during the fiscal years ended June 30, 2023 and 2022. In consideration for their board service, we may also choose to compensate our outside directors in the form of options for each year for their continued service. We also reimburse our directors reasonable out of pocket expenses incurred in attending board meetings and in carrying out their board duties.

The following table summarizes cash and equity-based compensation information for our outside directors, for the year ended June 30, 2023:

Name	Fees earned or paid in cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Dr. Claude Stuart(1)	$-	24,000	$-	-	-	-	$24,000
Dr. Narendra Kini	$-	24,000	$-	-	-	-	$24,000

(1) Such amount was earned during the fiscal year ended June 30, 2023 but has not yet been issued to Dr. Stuart.

All executive officers of the Company who are also directors received compensation, if any, for services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as October 10, 2023, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of October 10, 2023. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 252,227,053 shares outstanding as of October 10, 2023. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of October 10, 2023 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

This table is based on information supplied by each director, officer and principal stockholder of the Company. Except as indicated in footnotes to this table, the Company believes that the stockholders named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them, based on information provided by such stockholders. Unless otherwise indicated, the address for each director, executive officer and 5% or greater stockholders of the Company listed is: c/o Awaysis Capital, Inc., 3400 Lakeside Drive, Suite 100, Miramar, FL 33027.

Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Common Stock Beneficially Owned
Harthorne Capital, Inc.(1)	98,008,000		38.86%
Michael Singh	61,250,000	(2)(3)	23.25%
Amir Vasquez	-		-%
Andrew Trumbach	61,250,000	(2)(3)	23.25%
Lisa-Marie Iannitelli	-	(2)	-%
Claude Stuart	-		-%
Narendra Kini(4)	70,588		* %
Tyler Trumbach(5)	333,333		* %
All current directors and executive officers as a group (7 persons)	220,911,921		80.41%

* Less than 1%.

(1) Pursuant to a Schedule 13D filed with the Securities and Exchange Commission on March 14, 2022, Harthorne Capital, Inc. (“Harthorne”) operates as a holding entity for Mr. Singh and Dr. Trumbach’s initial investments in the Company. Additionally, each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli are Executive Directors of Harthorne. Each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli disclaims beneficial ownership of all such securities except to the extent of his or her pecuniary interest therein.

(2) Does not include shares held by Harthorne. See Footnote (1) above.

(3) Includes options to purchase 11,250,000 shares of common stock. Also includes 25,000,000 shares subject to forfeiture through December 1, 2023.

(4) Such shares are owned indirectly through Lucky International Limited Corp., of which Mr. Kini has voting and dispositive control.

(5) Such shares are owned indirectly through River Rock Holdings, Inc., of which Mr. Trumbach has voting and dispositive control.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction

The Board intends to implement a policy to review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations on an ongoing basis, and develops policies and procedures for the approval of related party transactions. Prior to consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction would be disclosed to the disinterested directors. The transaction would not be approved unless a majority of the members of the Board who are not interested in the transaction approve the transaction. The Board intends to take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

Each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli are Executive Directors of Harthorne, the owner of approximately 38.7% of the issued and outstanding shares of common stock of the Company.

During the fiscal years ended June 30, 2023 and 2022, Harthorne advanced $255,489 and $12,497, respectively, relating to costs paid on behalf of the Company.

Tyler Trumbach, a director of the Company and its Chief Legal Officer, performed certain general counsel and legal services for the Company through The Law Offices of Tyler A. Trumbach, P.A., and in September 2022, received through his holding company River Rock Holdings, Inc., 333,333 shares of the Company’s common stock as payment in full for $50,000 of legal services provided by such firm.

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

Under such definitions, two of our directors can be considered independent.

Item 14. Principal Accountant Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Awaysis Capital, Inc. for the fiscal year ended June 30, 2023, with management and have reviewed related written disclosures of Moore Belize LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from Moore Belize LLP required by regulatory and professional standards and have discussed with Moore Belize LP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the fiscal year ended June 30, 2023.

We have also reviewed the various fees that we paid or accrued to our auditors, BF Borgers CPA PC, Moore Assurance SAS, Columbia, and Moore Belize LP during the year ended June 30, 2023, and 2022 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by BF Borgers CPA PC, Moore Assurance S.A.S. and Moore Belize LP for the audit of our financial statements for the years ended June 30, 2023, and 2022 and fees billed for other services rendered by BF Borgers CPA PC and Moore Belize LP during those periods:

	2023	2022
Audit Fees	$18,000	$0
Audit Related Fees	$6,000	$5,500
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$24,000	$5,500

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to its Articles of Incorporation (2)
3.4	By-Laws (1)
10.1*	2022 Omnibus Performance Award Plan (3)
10.2	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Curah Capital Corporation (4)
10.3	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Agorapyth X Corporation (4)
10.4	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Abraxas Corporation (4)
10.5*	Employment Agreement with Tyler Trumbach (5)
10.6*	Employment Agreement with Michael Singh
10.7*	Employment Agreement with Andrew Trumbach
10.8*	Restricted Stock Agreement with Michael Singh
10.9*	Restricted Stock Agreement with Andrew Trumbach
10.10*	Stock Option Agreement with Michael Singh
10.11*	Stock Option Agreement with Andrew Trumbach
10.12	Demand Promissory Note dated June 30, 2022 with Curah Capital Corporation (7)
10.13	Demand Promissory Note dated June 30, 2022 with Abraxas Corporation(7)
14.1	Code of Business Conduct and Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit included in the Company’s Registration Statement on Form 10 filed with the SEC dated August 2, 2021.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.
(3)	Incorporated by reference from Appendix B of the Information Statement on Schedule 14C filed with the SEC on March 4, 2022.
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022.
(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.
(6)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022.
(7)	Incorporated by reference from the exhibit included in the Company’s Annual report for the fiscal year ended June 30, 2022.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWAYSIS CAPITAL, INC.

/s/ Michael Singh
Michael Singh
Chairman and Chief Executive Officer
Dated: October 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Singh	Chairman and Chief Executive Officer	October 16, 2023
Michael Singh	(Principal Executive Officer)

/s/ Andrew Trumbach	President, Chief Financial Officer and Director	October 16, 2023
Andrew Trumbach	(Principal Financial and Accounting Officer)

/s/ Lisa-Marie Iannitelli	Executive Vice President and Director	October 16, 2023
Lisa-Marie Iannitelli

/s/ Claude Stuart	Director	October 16, 2023
Claude Stuart

/s/ Narendra Kini	Director	October 16, 2023
Narendra Kini

/s/ Tyler Trumbach	Chief Legal Counsel and Director	October 16, 2023
Tyler Trumbach

Awaysis Capital, Inc.

Moore Belize LLP New Horizon Building 3 ½ Miles Philip S. W. Goldson Hwy Belize City, Belize T +501 223 2144 T +501 223 2139 E r.magana@moore-belize.bz www.moore-belize.bz

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Awaysis Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Awaysis Capital, Inc. and subsidiaries (the Company) as of June 30, 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The financial statements of the Company as of June 30, 2022 and for the year then ended were audited by other auditors whose report dated November 4, 2023, on those statements included an explanatory paragraph that described the substantial doubt about the Company’s ability to continue as a going concern discussed in Note 3 to the financial statements

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

We have served as the Company’s auditor since 2023.

Moore Belize LLP (PCAOB ID 6999)

Belize City Belize CA

October 14, 2023

Reynaldo Magaña is a licensed practicing member of the Institute of Chartered Accountants of Belize and a Licensed CPA of the State of Florida and Michigan and is duly authorized to carry out company audit work in Belize and the United States. Moore Belize LLP is registered with the PCAOB with ID 6999.

An independent member firm of Moore Global Network Limited - members in principal cities throughout the world.

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Balance Sheets

	Year Ended June 30, 2023	Year Ended June 30, 2022
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$79	$481,965
Prepaid expenses	17,201	2,500
Inventory	11,323,226	11,409,500
Total current assets	11,340,506	11,893,965

Non-current assets
Fixed assets, net	49,028	22,145
Security deposit	14,500	-
Operating lease right-of-use	328,976	-
Total non-current assets	392,504	22,145

Total Assets	$11,733,010	$11,916,110

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	44,860	41,970
Accrued expenses	$118,860	$-
Due to related parties	2,834,323	12,497
Notes payable	2,600,000	2,880,000
Total current liabilities	5,598,043	2,934,467

Operating lease liabilities	251,214	-
Total non-current liabilities	251,214	-

Total liabilities	5,849,257	2,934,467

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at June 30, 2023 and June 30, 2022, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at June 30, 2023 and June 30, 2022 were 252,227,053 and 99,748,541, respectively	2,522,271	997,486
Common stock subscribed – $0.01 par value subscribed common shares at June 30, 2023 and June 30, 2022 were 943,000 and 58,056,334, respectively	9,430	580,563
Additional paid-in capital	9,844,510	9,850,605
Accumulated deficit	(5,549,457)	(1,254,011)
Subscription receivable	(943,000)	(1,193,000)
Total stockholders’ equity	5,883,754	8,981,643

Total Liabilities and Stockholders Equity	11,733,010	11,916,110

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Operations

(Audited)

	Year Ended	Year Ended
	June 30, 2023	June 30, 2022

Revenue	$107,760	$-

Operating expenses
Sales and marketing	91,319	49,269
General and administrative	4,312,499	190,582
Total operating expenses	4,403,818	239,851

Loss from operations	(4,296,058)	(239,851)

Other (income) expense
Other Income	(612)	-
Total other (income) expense	(612)	-

Net loss before income taxes	(4,295,446)	(239,851)
Income taxes

Net loss	$(4,295,446)	$(239,851)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.03)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	162,781,188	98,958,324

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2023, and 2022

(Audited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2021	98,879,655	$988,797	$-	$-	$-	$(1,014,160)	$(25,363)
Additional paid in capital					$49,620		$49,620
Shares issued for professional Services	243,886	$2,439	$-	$-	$40,297	$-	$42,736
Shares issued at $1.00	625,000	$6,250	$-	$-	$618,750	$-	$625,000
Shares subscribed for purchase of asset	56,863,334	$-	$568,633	$-	$7,960,867	$-	$8,529,500
Shares subscribed at $1.00	1,193,000	$-	$11,930	$(1,193,000)	$1,181,070	$-	$-
Net Income (Loss)	-	-	-	-	-	(239,851)	(239,851)
Balance, June 30, 2022	157,804,875	997,486	580,563	(1,193,000)	9,850,605	(1,254,011)	8,981,643
Balance, June 30, 2022	157,804,875	$997,486	$580,563	$(1,193,000)	$9,850,605	$(1,254,011)	$8,981,643
Shares issued for professional Services	475,387	$4,755	$-	$-	$107,802	$-	$112,557
Shares issued at $1.00	100,000	$1,000	$-	$-	$99,000	$-	$100,000
Restricted Stock awards	100,000,000	$1,000,000	$-	$-	$-	$-	$1,000,000
Shares subscribed adjustment on acquisition	(5,210,209)	$516,530	$(568,633)	$-	$(212,897)	$-	$(265,000)
Decrease in subscriptions	-	$2,500	$(2,500)	$250,000	$-	$-	$250,000
Net Income (Loss)	-	$-	$-	$-	$-	$(4,295,446)	$(4,295,446)
Balance, June 30, 2023	253,170,053	2,522,271	9,430	(943,000)	9,844,510	(5,549,457)	5,883,754

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(Formerly JV Group, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Year End June 30, 2023	Year End June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,295,446)	$(239,851)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$2,747
Stock based compensation	$112,557	42,736
Restricted stock awards	$1,000,000	-
Amortization of operating lease right-of-use	$52,869	-
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	$(14,701)	(2,500)
Decrease in Inventory expenses	$86,275
(Increase) in security deposit	$(14,500)	-
Increase in due to related party	$2,821,826	-
Increase in accounts payable	$2,890	-
Increase in accrued expenses	$118,860	41,970
(Decrease) in operating lease liabilities	$(130,631)	-
Net cash used in operating activities	$(257,255)	(157,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(54,631)	(22,145)
Sale of fixed assets	25,000	-
Net cash used in investing activities	$(29,631)	(22,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party advances, net	$-	12,497
Payment of note payable	$(280,000)	-
Net proceeds from sale of equity	$85,000	649,258
Net cash provided by financing activities	$(195,000)	661,755
Net (decrease) in cash	$(481,886)	481,965
Cash - beginning of year	$481,965	-
Cash - end of year	$79	481,965

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:
Inventory acquired from debt and stock issuance	$-	$11,409,500
Expenses paid directly by officer on behalf of the Company	$-	$12,497

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (formerly known as JV Group, Inc.), a Delaware corporation, (“Awaysis”, “JV Group”, “the Company”, “we”, “us” or “our’) is a publicly quoted operating company. We are a vacation rental company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize revenues, providing attractive returns to investors and exceptional vacation experiences to travelers.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the consolidated financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected June 30 as its financial year end. The Company did not earn any revenue during the fiscal year ended June 30, 2022, and has earned $107,760 of revenue during the fiscal year ended June 30, 2023.

Principals of Consolidation

The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries Awaysis Capital, LLC, Awaysis Cove Limited, Awaysis Chial Limited and Awaysis Casamora Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2022, our cash balance was $481,965 and as of June 30, 2023 our cash balance was $79. The Company will hold payments made by guest in advance of reservations in a restricted escrow accounts until the rescission period expires in accordance with U.S. state regulations.

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

Our financial accounts consist of prepaid expenses, accounts payable, accounts payable due to related parties and note payable. The carrying amount of our prepaid expenses, accounts payable, accounts payable - related party and note payable – related party approximate their fair values because of the short-term maturities.

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

Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all related amendments on January 1, 2022, on a modified retrospective basis. Under Topic 842, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option and when doing so is at the Company’s sole discretion. The Company has elected the short-term lease exception for all classes of assets, and therefore has not applied the recognition requirements of Topic 842 to leases of 12 months or less. The Company has also elected the practical expedient to not separate lease and non-lease components for all classes of assets. The Company’s classes of assets that are leased include real estate leases and equipment leases. Real estate leases typically pertain to the Company’s corporate office locations, field operation locations, or vacation properties whereby the Company takes control of a third party’s property during the lease period for the purpose of renting the property on a short-term basis.

The Company recognizes lease expense on a straight-line basis over the lease term. The Company’s lease agreements may contain variable costs such as common area maintenance, operating expenses or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations.

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

We were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023, We were not party to an operating lease agreement at June 30, 2022. See Note 8 below for details of lessee leases.

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

Revenue Recognition

Revenue Recognition Standard, ASC 606 is used by the Company to recognize revenue. ASC 606 standards were jointly issued by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB). Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The total booking value is generally due prior to the commencement of the reservation. The total booking value collected in advance of the reservation is recorded on the balance sheets as funds payable to owners, hospitality and sales taxes payable and deferred revenue in the amount obligated to the homeowner, the taxing authority, and the Company, respectively.

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

Revenue recognized from rentals was $72,460 for the fiscal year ended June 30, 2023.

Other services consist of revenue derived from our real estate brokerage and other related services.

Revenue recognized from these other services was $35,300 for the fiscal year ended June 30, 2023.

Other Services

In addition to providing vacation rental platform services, the Company provides other services including real estate brokerage and management services to the home owners associations. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform. As such, the Company enters into an exclusive rental management contract with each home owners associations it controls. Under the real estate brokerage services, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as cost of revenue in the consolidated statements of operations. Under the home owners association management services, the Company provides common area property management, community governance, and association accounting services to community and homeowner associations in exchange for a management fee and other incrementally billed services. The services represent an individual performance obligation in which the Company has determined it is primarily responsible. Revenue is recognized over time as services are rendered for the management fee and incrementally billed services are recognized at a point in time.

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

Inventory of real estate under construction was $11,323,226 and $11,409,500 as of June 30, 2023 and 2022, respectively.

Financial Instruments

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of June 30, 2023, and 2022 due to the relatively short maturity of the respective instruments.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $10,612 and $44,800 as of June 30, 2023 and June 30, 2022, respectively.

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Stock-based compensation of $112,557 and $42,736 was issued for services during the fiscal years ended June 30, 2023 and 2022, respectively, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the fiscal years ended June 30, 2023 and 2022.

Recently Issued Accounting Pronouncements

As of June 30, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at June 30, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of the fiscal years ended June 30, 2023 and 2022, it has cash in the amount of $79 and $481,965, respectively. As of June 30, 2023 and 2022, the Company has executed subscription to be funded in the amount of $943,000 and $1,193,000, respectively.

The Company is commencing operations and seeking to generate sufficient revenue to support its current basic operations for at least the next 12 months; however, the Company’s cash position is not sufficient to support the Company’s - strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds by way of private offering or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at June 30, 2023 and 2022 is as follows:

	Useful Lives	June 30, 2023	June 30, 2022
Furniture and fixtures	7 years	$15,017	$0
Computer and equipment	5 years	5,631	0
Machinery	5 years	5,000	0
Software	3 years	26,127	22,145
Less depreciation and amortization		(2,747)	0
Total fixed assets, net		$49,028	22,145

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2023 and 2022, the balance of accounts payable was $44,860 and $29,375, respectively, and related primarily to expenses relating to SEC filings, outstanding legal expenses and share transfer expenses.

As of June 30, 2023 and 2022, the balance of accrued expenses was $118,860 and $-0-, respectively, and related primarily to expenses relating to salary and payroll accrual for development and administration team.

The current portion of operating lease liabilities of $87,465 is included in the accrued expenses as of June 30, 2023.

6. DUE TO RELATED PARTIES

As of June 30, 2023 and 2022, the balance of due to related parties was $2,834,323 and $12,497, respectively, and related to both costs paid on behalf of the Company and funding to the Company by an entity controlled by two of our directors, and other related party members

On February 13, 2023, the Company entered into compensation agreements with certain executive officers and directors of the Company and as a result, approximately $2,500,000 in salary compensation is included in the related party as of June 30, 2023.

7. NOTES PAYABLE

The Company has notes payable as of June 30, 2023 and 2022 in the amount of approximately $2,600,000 and $2,880,000, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was subsequently fully paid on August 8, 2022.

8. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of June 30, 2023, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the

Consolidated Balance Sheets was as follows:

June 30, 2023

2024	$87,465
2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	390,389
Present value adjustment	(53,615)
Total operating lease liabilities	$336,774

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $87,465 and $251,214, respectively.

Operating lease costs were $73,208 and $0 for the fiscal years ended June 30, 2023 and 2022, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2023:

June 30, 2023

Weighted-average remaining lease term, years	4.3
Weighted-average discount rate, %	7.0%

9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the twelve months ended June 30, 2023 and 2022 and, to the best of our knowledge, no legal proceedings are pending or threatened.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2023, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the fiscal years ended June 30, 2023 or 2022.

Common Stock

As of June 30, 2023, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 252,227,053 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the fiscal year ended June 30, 2023, the Company issued 475,387 common shares for payment of professional services in the amount of $112,557.

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

During the fiscal year ended June 30, 2023, the Company sold 100,000 common shares in a private offering, at a price per share of $1.00 for $100,000 in gross proceeds.

During the year ended June 30, 2023, the Company entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000 and has a subscription receivable of $943,000 in the Consolidated Balance Sheet.

During the year ended June 30, 2023, the Company has collected an aggregate of $250,000 from the committed subscription agreements and has issued 250,000 shares of common stock accordingly.

During the fiscal year ended June 30, 2023, the Company issued 100,050,000 shares of restricted common stock to certain of its executive officers and directors, of which 50% thereof are subject to forfeiture through December 1, 2023.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2023 and 2022.

Warrants

No warrants were issued or outstanding during the twelve months ended June 30, 2023 or 2022.

Stock Options

The company has adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of June 30, 2023.

No stock options were issued or outstanding during the twelve months ended June 30, 2023 or 2022.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements, and has determined no subsequent events are required to be disclosed.

