Form 10-Q
period 2023-09-30
Awaysis Capital, Inc.
filed 2023-11-14
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, there were 252,227,053 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	September 30, 2023	June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$22,558	$79
Prepaid expenses	26,830	17,201
Inventory	11,419,721	11,323,226
Total current assets	11,469,109	11,340,506

Non-current assets
Fixed assets, net	46,481	49,028
Security deposit	14,500	14,500
Operating lease right-of-use	312,547	328,976
Total non-current assets	373,528	392,504
Total Assets	$11,842,637	$11,733,010

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	79,128	44,860
Current portion of lease Liability	87,844	-
Accrued expenses	$-	$118,860
Due to related party	6,489,050	2,834,323
Notes payable	2,600,000	2,600,000
Total current liabilities	9,256,021	5,598,043

Operating lease liabilities	234,690	251,214
Total non-current liabilities	234,690	251,214

Total liabilities	9,490,711	5,849,257

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at June 30, 2023 and June 30, 2022, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at September 30, 2023 and June 30, 2023 were 252,227,053 and 252,227,053, respectively	2,522,271	2,522,271
Common stock subscribed – $0.01 par value subscribed common shares at September 30, 203 and June 30, 2023 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	9,844,510	9,844,510
Accumulated deficit	(9,081,285)	(5,549,457)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	2,351,926	5,883,754
Total Liabilities and Stockholders Equity	11,842,637	11,733,010

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2023	September 30, 2022

Revenue	$6,800	$-

Operating expenses
Sales and marketing	3,021	67,512
General and administrative	3,535,607	331,144
Total operating expenses	3,538,628	398,656

Loss from operations	(3,531,828)	(398,656)

Net loss before income taxes	(3,531,828)	(398,656)
Income taxes

Net loss	$(3,531,828)	$(398,656)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	251,977,053	99,874,836

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(5,549,457)	$5,883,754
Net loss	-	-	-	-	-	(3,531,285)	(3,531,828)
Balance, Sept 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(9,081,216)	$2,351,926

Balance, June 30, 2022	157,804,875	$997,486	$580,563	$(1,193,000)	$9,850,605	$(1,254,011)	$8,981,643
Shares issued for professional Services	369,781	$3,698	$-	$-	$78,946	$-	$82,644
Shares issued at $1.00	100,000	$1,000	$-	$-	$99,000	$-	$100,000
Net Income (Loss)	-	$-	$-	$-	$-	$(398,656)	$(398,656)
Balance, September 30, 2022	158,274,656	$1,002,184	$580,563	$(1,193,000)	$10,028,551	$(1,652,667)	$8,765,631

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	September 30, 2023	September 30, 2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,531,828)	$(398,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$698	214
Stock based compensation	$-	82,644
Amortization of operating lease right-of-use	$16,429	7,321
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	$(9,628)	(3,446)
(Increase) decrease in Inventory expenses	$(96,496)
(Increase) in security deposit	$-	(14,500)
Increase (decrease) in due to related party	$3,654,727	-
Increase in accounts payable	$34,268	13,534
(Decrease) increase in accrued expenses	$(31,395)	28,873
(Decrease) in operating lease liabilities	$(16,145)	(3,015)
Net cash used in operating activities	$20,630	(287,031)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$-	(15,726)
Sale of fixed assets	$1,849	-
Net cash used in investing activities	$1,849	(15,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party advances, net	$-	20,223
Payment of note payable	$-	(280,000)
Net proceeds from sale of equity	$-	100,000
Net cash provided by financing activities	$-	(159,777)

Net (decrease) in cash	$22,479	(462,534)
Cash - beginning of year	$79	481,965
Cash - end of year	$22,558	19,431

The accompanying notes are an integral part of these consolidated financial statements.

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

Company History

The Company was formed in Delaware on September 29, 2008 under the name ASPI, Inc.

On May 18, 2022, the Company changed its name from JV Group, Inc. to Awaysis Capital, Inc. In connection with this name change, we changed our ticker symbol from “ASZP” to “AWCA” and effective May 25, 2022, we began trading on the OTC Market under our new symbol.

In December 2021, we formed a wholly owned subsidiary, Awaysis Capital, LLC, a Florida single member limited liability corporation to hold the office lease and to become the master payroll company for Awaysis Capital, Inc.

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

The Company’s principal executive office is located at 3400 Lakeside Drive, Suite 100, Miramar, FL 33027 and its main number is 855-795-3377. The Company’s website address is www.awaysisgroup.com. The information in its website is not a part of this Form 10-Q.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and have been consistently applied. The Company has selected June 30 as its financial year end.

Principles of Consolidation

The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries Awaysis Capital, LLC, Awaysis Casamora Limited, Awaysis Chial Limited and Awaysis Cove Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim condensed financial statements should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2023 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 and filed on October 17, 2023. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2023, our cash balance was $22,558.

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

We were party to an operating lease agreement during the three months ended September 30, 2023.

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

Revenue recognized from rentals was $6,800 for the three months ended September 30, 2023.

Other services consist of revenue derived from our real estate brokerage and other related services.

Revenue recognized from other services was $0 for the three months ended September 30, 2023.

Other Services

In addition to providing vacation rental platform services, the Company provides or intends to provide other services including real estate brokerage and management services to the home owners associations. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform. As such, the Company enters into or would enter into an exclusive rental management contract with each home owners associations it controls. Under the real estate brokerage services, the Company assists or would assist home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are or would be recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as cost of revenue in the consolidated statements of operations. Under the home owners association management services, the Company provides or would provide common area property management, community governance, and association accounting services to community and homeowner associations in exchange for a management fee and other incrementally billed services. The services represent an individual performance obligation in which the Company has determined it is primarily responsible. Revenue is recognized over time as services are rendered for the management fee and incrementally billed services are recognized at a point in time.

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

Inventory, consisting of real estate under construction, was $11,181,629 as of September 30, 2023.

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of September 30, 2023 due to the relatively short maturity of the respective instruments.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $3,021 for the three months ended September 30, 2023.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended September 30, 2023.

Recently Issued Accounting Pronouncements

As of September 30, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of September 30, 2023, we had cash in the amount of $22,558 and had executed subscription pending funding in the amount of $943,000. During the three months ended September 30, 2023, the Company had collected $0 from executed subscriptions and $0 from its principal shareholder.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions that if and when funded would support its current basic operations for at least the next 12 months; however, the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds by way of private offering or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at September 30, 2023 and 2022 is as follows:

	Useful Lives	September 30, 2023	September 30, 2022
Furniture and fixtures	7 years	$15,017	$13,978
Computer and equipment	5 years	8,782	1,748
Software	3 years	26,128	22,145
Less depreciation and amortization		(3,446)	(214)
Total fixed assets, net		$46,481	37,657

The Company recorded depreciation expense of $698 and $214 for the periods ended September 30, 2023, and 2022, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2023 and 2022, the balance of accounts payable was $79,128 and $42,909, respectively, and related primarily to expenses relating to construction, SEC filings, outstanding legal expenses and share transfer expenses.

As of September 30, 2023 and 2022, the balance of accrued expenses was $0 and $123,638, respectively, and related primarily to expenses relating to payroll taxes from the salary and payroll accrual for development and administration team. During the three months ended September 30, 2023, there had been no payroll paid to accrue for payroll taxes and salaries due, which are reported in “due to related parties.”

6. DUE TO RELATED PARTY

As of September 30, 2023 and 2022, the balance due to related party was $6,489,050 and $32,720, respectively, and related to both costs paid on behalf of the Company and funding to the Company by an entity controlled by two of our directors. The balance due to related parties during the three months ended September 30, 2023, includes all salary and payroll accrual for the Company’s development and administration teams.

7. NOTES PAYABLE

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

The Company has notes payable as of September 30, 2023 and 2022 in the amount of approximately $2,600,000 and $2,600,000, respectively.

8. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of September 30, 2023, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the

Consolidated Balance Sheets was as follows:

September 30, 2023

Remaining nine months ending June 30, 2024	$65,786
2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	368,710
Present value adjustment	(47,991)
Total operating lease liabilities	$320,719

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $87,844 and $234,690, respectively.

Operating lease costs were $21,963 and $7,321 for the three months ended September 30, 2023 and 2022, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2023:

September 30, 2023

Weighted-average remaining lease term, years	4.1
Weighted-average discount rate, %	7.0%

9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended September 30, 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the three months ended September 30, 2023.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2023, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2023.

Common Stock

As of September 30, 2023, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 252,227,053 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued pending payment therefor.

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

As of September 30, 2023, the Company has committed subscription agreements from investors, entered into during a private offering, for 943,000 shares, at a price per share of $1.00 for aggregate proceeds of $943,000, and is included in the Subscription Receivable in the Consolidated Balance Sheets, pending payment therefor.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of September 30, 2023, and 2022.

Warrants

No warrants were issued or outstanding during the three months ended September 30, 2023, or 2022.

Restricted Stock Awards

On February 13, 2023, the Company awarded restricted shares of Company common stocks to certain of its executive officers, equal in an aggregate value to $1,000,000 which vested 50% on the date of the grant with the remaining 50% vesting on December 1, 2023.

As of September 30, 2023, there were 50,000,000 shares of restricted stock outstanding.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of September 30, 2023.

No stock options were issued during the three months ended September 30, 2023, or 2022.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined that no disclosure is necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, filed with the Securities and Exchange Commission on October 17, 2023.

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

The Casamora Awaysis development, our first property, has started its hospitality operations and has commenced sales operations on or about June 1, 2023. As development progresses, and more units are expected to become rentable, increased hospitality operations are expected over the next couple months.

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

During the three month period ended September 30, 2023, our operations and activities increased significantly.

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

Three Months Ended September 30, 2023, as Compared to September 30, 2022

Revenues

We recognized rental revenue of $6,800 and $0 during the three months ended September 30, 2023 and 2022, respectively. As development progresses at our Casamora Awaysis development, a few units were placed into the rental pool allowing for rental revenue operations to commence.

Sales and Marketing Expenses

During the three months ended September 30, 2023 and 2022, we incurred sales and marketing expenses of $3,021 and $67,512, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing. The decrease is primarily due to a stronger focus on investor funding and fundraising efforts in the prior period.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the three months ended September 30, 2023 and 2022, we incurred general and administrative expenses of $3,535,607 and $331,144 respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its new management.

Operating Loss and Net Loss

During the three months ended September 30, 2023 and 2022, we recognized net losses and operating losses of $(3,531,828) and $(398,656), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its new management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of $22,558 and had a positive working capital of $2,213,087, of which was mainly from the issuance of shares for real estate inventory and sale of shares from our private placement of common stock. We do not have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated cost of development of our first properties to come from pre-sales, investors subscriptions, advances from its principal shareholders and not cash-on-hand. We will need to raise additional cash to satisfy both our short and long-term requirements.

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

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the sale of shares of our capital stock to third parties. While we intend in the short term to seek to raise up to $25 million through the private sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through September 30, 2023, we have raised an aggregate of $1,918,000 in such private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three months ended September 30,
	2023	2022
Cash used in operating activities	$20,630	$(287,031)
Cash provided by investing activities	1,849	(15,726)
Cash provided by financing activities	0	(159,777)
Change in cash	$22,479	$(462,534)

Cash Flows from Operating Activities

Cash flows from operating activities for the three months ended September 30, 2023 or 2022. Net cash flows used in operating activities were $20,630 and $(287,031) for the three months ended September 30, 2023 and 2022, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general expenses that resulted from the company recently going operational.

Cash Flows from Investing Activities

During the three months ended September 30, 2023 and 2022, net cash flow used for investing activities was $1,849 and $(15,726) respectively. This primarily consisted of the purchase of machinery and equipment related to the development of our properties in the prior period. We have had no such purchases during the three months ending September 30, 2023.

Cash Flows from Financing Activities

For the three months ended September 30, 2023 and 2022, net cash from financing activities was $0 and $(159,777), respectively, which primarily consisted of principal shareholder advances, payment towards a note payable, and proceeds from issuance of stock.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at September 30, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of September 30, 2023, we had cash in the amount of $22,558 and has a subscription pending funding in the amount of $943,000 which has not yet been collected. During the three months ended September 30, 2023, the Company had collected $0 from executed subscriptions and $0 from its principal shareholder.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions that if and when funded would support its current basic operations for at least the next 12 months; however, the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds by way of private offering or debt. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of September 30, 2023, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent transitions with respect to its auditor and its CFO. The Company’s management is seeking to remedy this deficiency. Additionally, we have implemented a quarterly newsletter to communicate to our Board and investor community.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

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

AWAYSIS CAPITAL, INC.

Date: November 14, 2023	/s/ Michael Singh
Michael Singh
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	/s/ Andrew Trumbach
Andrew Trumbach
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

