Form 10-Q
period 2023-12-31
Awaysis Capital, Inc.
filed 2024-02-22
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 15, 2024, there were 302,237,035 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	December 31,	June 30,
	2023	2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$12,173	$79
Prepaid expenses	33,248	17,201
Inventory	11,469,780	11,323,226
Total current assets	11,515,201	11,340,506

Non-current assets
Fixed assets, net	45,506	49,028
Security deposit	14,500	14,500
Operating lease right-of-use	295,839	328,976
Total non-current assets	355,845	392,504
Total Assets	$11,871,046	$11,733,010

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	101,406	44,859
Current portion of lease Liability	88,230	-
Accrued expenses	$-	$118,860
Due to related party	6,635,607	2,834,323
Notes payable	2,600,000	2,600,000
Total current liabilities	9,425,243	5,598,042

Operating lease liabilities	217,629	251,214
Total non-current liabilities	217,629	251,214

Total liabilities	9,642,872	5,849,256

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at December 31, 2023 and June 30, 2023, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at December 31, 2023 and June 30, 2023 were 302,237,035 and 252,227,053, respectively	3,022,371	2,522,271
Common stock subscribed – $0.01 par value subscribed common shares at December 31, 2023 and June 30, 2023 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	9,848,938	9,844,510
Accumulated deficit	(9,709,565)	(5,549,457)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	2,228,174	5,883,754
Total Liabilities and Stockholders Equity	11,871,046	11,733,010

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2023	2022	2023	2022

Revenue	$27,100	$43,760	$33,900	$43,760

Operating expenses
Sales and marketing	25,015	26,783	28,036	94,295
General and administrative	630,365	1,887,067	4,165,972	2,218,211
Total operating expenses	655,380	1,913,850	4,194,008	2,312,506

Loss from operations	(628,280)	(1,870,090)	(4,160,108)	(2,268,746)

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Net loss before income taxes	(628,280)	(1,870,090)	(4,160,108)	(2,268,746)
Income taxes

Net Loss	$(628,280)	$(1,870,090)	$(4,160,108)	$(2,268,746)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
(basic and diluted)	266,494,577	117,630,569	259,314,715	108.752.703

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(5,549,457)	$5,883,754
Net loss	-	-	-	-	-	(3,531,828)	(3,531,828)
Balance, Sept 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(9,081,285)	$2,351,926
Shares issued at par $.01	50,000,000	$500,000					$500,000
Shares issued for professional Services	9,982	$100			$4,428		$4,528
Net loss	-	-	-	-	-	$(628,280)	$(628,280)
Balance, December 31, 2023	303,180,035	$3,022,371	$9,430	$(943,000)	$9,848,938	$(9,709,565)	$2,228,174

Balance, June 30, 2022	157,804,875	$997,486	$580,563	$(1,193,000)	$9,850,605	$(1,254,011)	$8,981,643
Shares issued for professional Services	369,781	$3,698	$-	$-	$78,946	$-	$82,644
Shares issued at $1.00	100,000	$1,000	$-	$-	$99,000	$-	$100,000
Net Income (Loss)	-	$-	$-	$-	$-	$(398,656)	$(398,656)
Balance, September 30, 2022	158,274,656	$1,002,184	$580,563	$(1,193,000)	$10,028,551	$(1,652,667)	$8,765,631
Shares issued for professional Services	31,648	$317	$-	$-	$4,517	$-	$4,834
Share subscribed adjustment for acquisition	(5,210,209)	$-	$(52,103)	$-	$(212,897)	$-	$(265,000)
Net Income (Loss)	-	$-	$-	$-	$-	$(1,870,090)	$(1,870,090)
Balance, December 31, 2022	153,096,095	$1,002,501	$528,460	$(1,193,000)	$9,820,171	$(3,522,757)	$6,635,375

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	December 31,	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,160,108)	$(2,268,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$1,674	964
Stock based compensation	$-	87,478
Amortization of operating lease right-of-use	$33,137	20,814
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	$(16,049)	(5,239)
(Increase) decrease in Inventory expenses	$(146,554)
(Increase) in security deposit	$-	(14,500)
Increase (decrease) in due to related party	$3,801,284	-
Increase in accounts payable	$56,547	80,988
(Decrease) increase in accrued expenses	$(31,395)	1,721,378
(Decrease) in operating lease liabilities	$(32,819)	(11,929)
Net cash used in operating activities	$(494,283)	(388,792)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$-	(23,388)
Sale of fixed assets	$1,849	-
Net cash used in investing activities	$1,849	(23,388)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party advances, net	$-	110,215
Payment of note payable	$-	(280,000)
Net proceeds from sale of equity	$504,528	100,000
Net cash provided by financing activities	$504,528	(69,785)

Net (decrease) in cash	$12,094	(481,965)
Cash - beginning of year	$79	481,965
Cash - end of year	$12,173	-

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc., a Delaware corporation, (“Awaysis”, “the Company”, “we”, “us” or “our’) is a real estate management and hospitality company focused on acquisition, construction, selling and managing short term rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand. The goal is to create a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. The company is licensed as a real estate corporation in Florida.

We were not directly impacted by the COVID-19 outbreak. However, management believes the effect of the pandemic outbreak on the global economy has driven demand for vacation home ownership and remote work at home while travelling. The Company believes that this will enhance its ability to raise funding for working capital and other needs and to attract an experienced management team to take advantage of the opportunities for growth.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023, our cash balance was $12,173.

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

We were party to an operating lease agreement during the six months ended December 31, 2023.

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

Revenue recognized from rentals was $1,800 and $8,600 for the three and six months ended December 31, 2023.

Other services consist of revenue derived from our real estate brokerage and other related services.

Revenue recognized from other services was $25,300 and $25,300 for the three and six months ended December 31, 2023.

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

Inventory, consisting of real estate under construction, was $11,469,780 as of December 31, 2023.

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of December 31, 2023 due to the relatively short maturity of the respective instruments.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $25,051 and $28,036 for the three and six months ended December 31, 2023.

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Stock-based compensation of $504,528 and $504,528 was issued for services during the three and six months ended December 31, 2023, respectively, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the six months ended December 31, 2023.

Recently Issued Accounting Pronouncements

As of December 31, 2023, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of December 31, 2023, we had cash in the amount of $22,558 and had executed subscription pending funding in the amount of $943,000. During the six months ended December 31, 2023, the Company had collected $0 from executed subscriptions and $0 from its principal shareholder.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions that if and when funded would support its current basic operations for at least the next 12 months; however, the subscriptions have not been paid as of the date of this filing and the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at December 31, 2023 and 2022 is as follows:

		December 31,	December 31,
	Useful Lives	2023	2022
Furniture and fixtures	7 years	$15,017	$15,017
Computer and equipment	5 years	8,782	4,871
Software	3 years	26,128	25,645
Less depreciation and amortization		(4,421)	(964)
Total fixed assets, net		$45,506	44,569

The Company recorded depreciation expense of $1,674 and $964 for the periods ended December 31, 2023, and 2022, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2023 and 2022, the balance of accounts payable was $101,406 and $122,958, respectively, and related primarily to expenses relating to professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

As of December 31, 2023 and 2022, the balance of accrued expenses was $0 and $1,808,092, respectively, and related primarily to expenses relating to payroll taxes from the salary and payroll accrual for development and administration team. During the six months ended December 31, 2023, there had been no payroll paid to accrue for payroll taxes and salaries due, which are reported in “Due to Related Party.”

6. DUE TO RELATED PARTY

As of December 31, 2023 and 2022, the balance due to related party was $6,635,607 and $122,712, respectively, and related to both costs paid on behalf of the Company and funding to the Company by an entity controlled by two of our directors. The balance due to related parties during the six months ended December 31, 2023, includes all salary and payroll accrual for the Company’s development and administration teams.

7. NOTES PAYABLE

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

The Company has notes payable as of December 31, 2023 and 2022 in the amount of approximately $2,600,000 and $2,600,000, respectively.

8. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of December 31, 2023, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31,
2023

Remaining six months ending June 30, 2024	$43,857
2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	346,781
Present value adjustment	(40,922)
Total operating lease liabilities	$305,859

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $88,230 and $217,629 respectively.

Operating lease costs were $43,925 and $29,284 for the six months ended December 31, 2023 and 2022, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2023:

December 31,
2023

Weighted-average remaining lease term, years	3.8
Weighted-average discount rate, %	7.0%

9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended December 31, 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the six months ended December 31, 2023.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2023, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the six months ended December 31, 2023.

Common Stock

As of December 31, 2023, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 302,237,035 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued pending payment therefor.

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

During the three and six months ended December 31, 2023, the Company provided stock based compensation of $504,528 and $504,528, respectively for services rendered and payroll. The Company sold commons shares of 9,982 at market rates at an averaging price per share of $.44 and 50,000,000 shares were provided as payroll to a director at $.01 per share.

As of December 31, 2023, the Company has committed subscription agreements from investors, entered into during a private offering, for 943,000 shares, at a price per share of $1.00 for aggregate proceeds of $943,000, and is included in the Subscription Receivable in the Consolidated Balance Sheets, pending payment therefor.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of December 31, 2023, and 2022.

Warrants

No warrants were issued or outstanding during the three and six months ended December 31, 2023, or 2022.

Restricted Stock Awards

On February 13, 2023, the Company awarded restricted shares of Company common stocks to certain of its executive officers, equal in an aggregate value to $1,000,000 which vested 50% on the date of the grant with the remaining 50% vesting on December 1, 2023.

As of December 31, 2023, there were 50,000,000 shares of restricted stock outstanding.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of December 31, 2023.

No stock options were issued during the three and six months ended December 31, 2023, or 2022.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined that no disclosure is necessary.

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

Overview

We are a real estate management and hospitality company focused on acquisition, construction, selling and managing short-term rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand. The goal is to create a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool.

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

As development progresses, and more units are expected to become rentable, increased hospitality operations are expected over the coming months.

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

During the six month period ended December 31, 2023, our operations and activities increased significantly.

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

Three Months Ended December 31, 2023, as Compared to December 31, 2022

Revenues

We recognized revenue of $27,100 and $43,760 during the three months ended December 31, 2023 and 2022, respectively. As development progresses at our Casamora Awaysis development, a few units were placed into the rental pool allowing for rental revenue operations to commence.

Sales and Marketing Expenses

During the three months ended December 31, 2023 and 2022, we incurred sales and marketing expenses of $25,015 and $26,783, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the three months ended December 31, 2023 and 2022, we incurred general and administrative expenses of $630,365 and $1,887,067, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The decrease is primarily due to a decrease in salaries and professional fees, while focusing on raising funds and transitioning from being a shell company to an operating company under its current management.

Operating Loss and Net Loss

During the three months ended December 31, 2023 and 2022, we recognized net losses and operating losses of $(628,280) and $(1,870,090), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Six Months Ended December 31, 2023, as Compared to December 31, 2022

Revenues

We recognized revenue of $33,900 and $43,760 during the six months ended December 31, 2023, and 2022, respectively. As development progresses at our Casamora Awaysis development, a few units have been placed into the rental pool allowing for rental revenue operations to commence and real estate commissions income have increased.

Sales and Marketing Expenses

During the six months ended December 31, 2023, and 2022, we incurred sales and marketing expenses of $28,036 and $94,295, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing. The decrease is primarily due to in prior period there was a great focus on marketing and advertising as the company is transitioning from being a shell company to an operating company under its current management.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the six months ended December 31, 2023, and 2022, we incurred general and administrative expenses of $4,165,972 and $2,218,211, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its current management, salary bonus of $2 million was also accounted for in 2023 vs 2022.

Operating Loss

During the six months ended December 31, 2023, and 2022, we recognized operating losses of $(4,160,108) and $(2,268,746), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $12,173 and had a positive working capital of $2,089,958, which was mainly from the issuance of shares for real estate inventory and the sale of shares from our private placement of common stock. We do not have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated cost of development of our first properties to come from pre-sales, investors subscriptions, advances from our principal shareholders and not cash-on-hand. We will need to raise additional cash to satisfy both our short and long-term requirements.

Historically, our principal shareholder has advanced funds on our behalf as we have required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by pursuing our business plan to reinvent the Company as a real estate management and hospitality company. The shareholder has indicated its intention to continue to do so; provided, however, that such intentions do not represent a binding commitment by the principal shareholder and there is no guarantee that our principal shareholder will be able to provide the funding necessary to achieve this objective. To date, our principal shareholder has advanced an aggregate of approximately $668,000 on behalf of the Company to cover certain of the Company’s expenses. Neither the shareholder nor the Company have entered into any agreement with respect to the terms and conditions of such advances, including any repayment terms, although we expect to do so.

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

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the sale of shares of our capital stock to third parties. While we intend in the short term to seek to raise up to $25 million through the private sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through December 31, 2023, we have raised an aggregate of $1,918,000 in such private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Six months ended
	December 31,
	2023	2022
Cash used in operating activities	$(494,283)	$(388,792)
Cash provided by investing activities	1,849	(23,388)
Cash provided by financing activities	504,528	(69,785)
Change in cash	$12,173	$(481,965)

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(494,283) and $(388,792) for the six months ended December 31, 2023 and 2022, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general expenses that resulted from the company recently going operational.

Cash Flows from Investing Activities

During the six months ended December 31, 2023 and 2022, net cash flow used for investing activities was $1,849 and $(23,388) respectively. This primarily consisted of the purchase of machinery and equipment related to the development of our properties in the prior period. We have had no such purchases during the six months ending December 31, 2023.

Cash Flows from Financing Activities

For the six months ended December 31, 2023 and 2022, net cash from financing activities was $504,528 and $(69,785), respectively, which primarily consisted of payroll for its officers, advances, payment towards a note payable, and issuance of stock for services provided.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to become a real estate and hospitality company. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at December 31, 2023 and 2022, a net loss and net cash used in operating activities for the reporting periods then ended. As of December 31, 2023, we had cash in the amount of $12,173 and has a subscription pending funding in the amount of $943,000 which has not yet been collected. During the six months ended December 31, 2023, the Company had collected $0 from executed subscriptions and $0 from its principal shareholder.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions that if and when funded would support its current basic operations for at least the next 12 months; however, the subscriptions have not been paid as of the date of this filing and the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of December 31, 2023, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent transitions with respect to its auditor and its CFO. The Company’s management is seeking to remedy this deficiency. Additionally, we have implemented a quarterly newsletter to communicate to our Board and investor community.

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

Item 2. Unregistered Sale of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to its Articles of Incorporation (2)
3.4	By-Laws (1)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Filed herewith.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: February 22, 2024	/s/ Michael Singh
Michael Singh
Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2024	/s/ Andrew Trumbach
Andrew Trumbach
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

