Form 10-Q
period 2024-03-31
Awaysis Capital, Inc.
filed 2024-05-15
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 15, 2024, there were 352,237,035 shares of common stock, par value $0.01 per share, outstanding. ☐

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	March 31, 2024	June 30, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$12,803	$79
Accounts Receivable	118	-
Prepaid expenses	23,043	17,201
Inventory	11,412,946	11,323,226
Total current assets	11,448,910	11,340,506

Non-current assets
Fixed assets, net	44,530	49,028
Escrow Deposit - Real Estate	5,000	-
Security deposit	14,500	14,500
Operating lease right-of-use	278,846	328,976
Total non-current assets	342,876	392,504

Total Assets	$11,791,786	$11,733,010

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	131,210	44,859
Security Deposit Liability	1,700	-
Current portion of lease Liability	88,617	-
Accrued expenses	$-	$118,860
Due to related party	8,270,691	2,834,323
Notes payable	2,600,000	2,600,000
Total current liabilities	11,092,218	5,598,042

Operating lease liabilities	200,284	251,214
Total non-current liabilities	200,284	251,214

Total liabilities	11,292,502	5,849,256

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at March 31, 2024 and June 30, 2023, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at March 31, 2024 and June 30, 2023 were 352,237,035 and 252,227,035, respectively	3,522,371	2,522,271
Common stock subscribed – $0.01 par value subscribed common shares at March 31, 2024 and June 30, 2023 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	9,848,938	9,844,510
Accumulated deficit	(11,938,455)	(5,549,457)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	499,284	5,883,754

Total Liabilities and Stockholders Equity	11,791,786	11,733,010

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31	March 31,	March 31,	March 31,
	2024	2023	2024	2023

Revenue	$8,148	$60,800	$42,048	$104,560

Operating expenses
Sales and marketing	4,295	20,777	32,331	115,071
General and administrative	2,232,743	1,580,994	6,398,714	3,799,206
Total operating expenses	2,237,038	1,601,771	6,431,045	3,914,277

Loss from operations	(2,228,890)	(1,540,971)	(6,388,997)	(3,809,717)

Other expense
Interest expense	-	-	-	-
Total other expense	-	-	-	-

Net loss before income taxes	(2,228,890)	(1,540,971)	(6,388,997)	(3,809,717)
Income taxes

Net Loss	$(2,228,890)	$(1,540,971)	$(6,388,997)	$(3,809,717)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding
(basic and diluted)	301,987,035	183,052,494	273,435,373	133,157,743

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(5,549,457)	$5,883,754
Net loss	-	-	-	-	-	(3,531,828)	(3,531,828)
Balance, Sept 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(9,081,285)	$2,351,926
Shares issued at par $0.01	50,000,000	$500,000					$500,000
Shares issued for professional Services	9,982	$100			$4,428		$4,528
Net loss	-	-	-	-	-	(628,280)	(628,280)
Balance, December 31, 2023	303,180,035	$3,022,371	$9,430	$(943,000)	$9,848,938	$(9,709,565)	$2,228,174
Shares issued for professional services at par $.01	50,000,000	$500,000					$500,000
Net Loss	-	-	-	-	-	(2,228,890)	(2,228,890)
Balance, March 31, 2024	353,180,035	3,522,371	9,430	(943,000)	9,848,938	(11,938,455)	499,284

Balance, June 30, 2022	157,804,875	$997,486	$580,563	$(1,193,000)	$9,850,605	$(1,254,011)	$8,981,643
Shares issued for professional Services	369,781	$3,698	$-	$-	$78,946	$-	$82,644
Shares issued at $1.00	100,000	$1,000	$-	$-	$99,000	$-	$100,000
Net Income (Loss)	-	$-	$-	$-	$-	$(398,656)	$(398,656)
Balance, September 30, 2022	158,274,656	$1,002,184	$580,563	$(1,193,000)	$10,028,551	$(1,652,667)	$8,765,631
Shares issued for professional Services	31,648	$317	$-	$-	$4,517	$-	$4,834
Share subscribed adjustment for acquisition	(5,210,209)	$516,530	$(568,633)	$-	$(212,897)	$-	$(265,000)
Net Income (Loss)	-	$-	$-	$-	$-	$(1,870,090)	$(1,870,090)
Balance, December 31, 2022	153,096,095	$1,519,031	$11,930	$(1,193,000)	$9,820,171	$(3,522,757)	$6,635,375
Shares issued for professional Services	73,958	$740			$24,339		$25,079
Restricted Stock Awards	100,000,000	$1,000,000					$1,000,000
Decrease in subscriptions		$2,500	$(2,500)	$250,000			$250,000
Net Income (Loss)	-	$-	$-	$-	$-	$(1,540,971)	$(1,540,971)
Balance, March 31, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(5,063,728)	$6,369,483

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31, 2024	March 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,388,997)	$(3,809,717)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$2,649	1,763
Stock based compensation	$1,004,528	112,557
Restricted Stock Awards	$-	1,000,000
Amortization of operating lease right-of-use	$50,130	36,709
Changes in operating assets and liabilities:
(Increase) in accounts receivable	$(118)	-
(Increase) in prepaid expenses	$(5,842)	(63,176)
(Increase) decrease in Inventory expenses	$(89,721)	-
(Increase) in escrow deposit - real estate	$(5,000)	-
(Increase) in security deposit	$-	(14,500)
Increase (decrease) in due to related party	$5,436,368	(15,231)
Increase (decrease) in accounts payable	$86,351	20,927
Increase (decrease) in security deposit liability	$1,700	-
Increase (decrease) in accrued expenses	$(31,395)	2,091,934
(Decrease) in operating lease liabilities	$(49,778)	(27,416)
Net cash used in operating activities	$10,875	(666,150)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$-	(58,130)
Sale of fixed assets	$1,849	-
Net cash used in investing activities	$1,849	(58,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party advances, net	$-	200,215
Payment of note payable	$-	(280,000)
Net proceeds from sale of equity	$-	100,000
Proceeds from subscription receivable	$-	250,000
Net cash provided by financing activities	$-	270,215

Net (decrease) in cash	$12,724	(454,065)
Cash - beginning of year	$79	481,965
Cash - end of year	$12,803	27,900

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc., a Delaware corporation, (“Awaysis”, “the Company”, “we”, “us” or “our’) is a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers.

Increased global trends towards “work from home” opportunities has impacted both residency and travel. We believe that more people are seeking comfortable and convenient places to travel, visit, and live for extended durations. We seek to capitalize on these trends by transforming residential/resort properties in desirable locations into convenient enclaves that facilitate this type of travel or residency. We define an enclave as a gated community that has all the amenities that will allow a person to live, work and play without having to leave the community.

At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool that we would manage.

We seek to own and grow a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

We are a licensed real estate corporation in the State of Florida and maintain compliance with the Florida Real Estate Commission, the entity that regulates companies providing real estate services such as rentals, management, and sales. Additionally, our business is subject to federal, state, local and foreign laws, rules, and regulations that may vary depending on the geographical location and classification of our individual properties. Hospitality operations are also subject to compliance with the U.S. Americans with Disabilities Act and other laws and regulations relating to accessibility, and to laws, regulations and standards in other areas such as zoning and land use, licensing, permitting and registrations, safety, environmental and other property condition matters, staffing and employee training, and cleanliness/sanitation protocols.

Our business strategy entails targeting and identifying undervalued assets in emerging markets located in proximity to high demand travel destinations. The Company intends to focus these efforts on shovel-ready properties and/or other assets that we believe can be used to optimize sales and rental revenues. We have currently identified five properties in Belize, all of which are expected to constitute our initial real estate portfolio. To that effect, on June 30, 2022, we closed on the acquisition of certain real estate assets in San Pedro, Belize (the “Casamora Awaysis Assets”), pursuant to our previously announced series of Agreements of Purchase and Sale, all dated April 15, 2022. The total consideration paid by us for the properties subject to the agreements was at the appraisal value of $11.4 million (excluding transaction costs and fees) and was settled in a combination of a Purchase Money Mortgage of $2.6 million at 0% interest rate, payable on demand, a Purchase Money Mortgage of $280,000 at 0% interest rate that was paid on August 8, 2022 and 56.8 million shares of the Company’s common stock based on a per share price equal to the market price on the date of appraisal of $0.150. As the first acquisition by the Company in Belize and an important milestone, the Company expects to rebrand the Casamora Awaysis Assets, so it is easily identifiable as an Awaysis Property and fit perfectly with its strategy of creating a countrywide network of Awaysis residential enclave communities in the country.

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

The Company’s principal executive office is located at 3400 Lakeside Drive, Suite 100, Miramar, FL 33027 and its main number is 855-795-3377. The Company’s website address is www.awaysisgroup.com. The information contained on, or that can be accessed through, our website is not incorporated by reference and is not a part of this Quarterly Report on Form 10-Q.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2024 and June 30, 2023, our cash balance was $12,803 and $79.00, respectively.

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

We were party to an operating lease agreement during the nine months ended March 31, 2024.

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

Revenue recognized from rentals was $4,448 and $13,048 for the three and nine months ended March 31, 2024.

Other services consist of revenue derived from our real estate brokerage and other related services.

Revenue recognized from other services was $3,700 and $29,000 for the three and nine months ended March 31, 2024.

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

Inventory

New real estate inventory is carried at the lower of cost or net realizable value. The cost of finished inventories determined on the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. Consistent with ASC 970-340-253, the Company capitalizes cost when expenditures for the assets have been made and activities that are necessary to get the asset ready for its intended use are in progress. If portions of the project are substantially completed and moved to the rental pool on a short term rental basis and not sold, the substantial portions shall be accounted for as a separate project. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished real estate inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value. Finished inventory is intended to and will be primarily placed 100% into the rental pool.

Inventory, consisting of real estate under construction, was $11,412,946 as of March 31, 2024 and $11,323,226 as of June 30, 2023.

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

The carrying amounts of financial instruments including cash, accounts payable, warrant liability and notes payable approximated fair value as of March 31, 2024 due to the relatively short maturity of the respective instruments.

Advertising and Marketing Costs

We expense advertising costs when advertisements occur. Advertising for the Company consists primarily of the creation and marketing of the Awaysis brand guideline, logo, wordmark, tagline, and website. Advertising expenses amounted to approximately $4,295 and $32,331 for the three and nine months ended March 31, 2024.

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Stock-based compensation of $504,528 and $504,528 was issued for services during the three and nine months ended March 31, 2024, respectively, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

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

No potentially dilutive debt or equity instruments were issued or outstanding during the nine months ended March 31, 2024 .

Recently Issued Accounting Pronouncements

As of March 31, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. GOING CONCERN

The Company adopted Accounting Standards Update No. 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2024 and 2023. As of March 31, 2024, we had cash in the amount of $12,803 and had executed subscription pending funding in the amount of $943,000. During the nine months ended March 31, 2024, the Company had collected $0 from executed subscriptions and $0 from its principal shareholder.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions that if and when funded would support its current basic operations for at least the next 12 months; however, the subscriptions have not been paid as of the date of this filing and the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. Accordingly, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year of the date of issue of these financial statements. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at March 31, 2024 and 2023 is as follows:

		March 31,	March 31,
	Useful Lives	2024	2023
Furniture and fixtures	7 years	$15,017	$15,017
Computer and equipment	5 years	8,782	35,631
Software	3 years	26,127	29,627
Less depreciation and amortization		(5,396)	(1,763)
Total fixed assets, net		$44,530	78,512

The Company recorded depreciation expense of $2,649 and $1,763 for the periods ended March 31, 2024, and 2023, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2024 and 2023, the balance of accounts payable was $131,210 and $62,897, respectively, and related primarily to expenses relating to professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

As of March 31, 2024 and 2023, the balance of accrued expenses was $0 and $2,179,024, respectively, and related primarily to expenses relating to payroll taxes from the salary and payroll accrual for development and administration team. During the nine months ended March 31, 2024, there had been no payroll paid to accrue for payroll taxes and salaries due, which are reported in “Due to Related Party.”

6. DUE TO RELATED PARTY

As of March 31, 2024 and 2023, the balance due to related party was $8,270,691 and $212,712, respectively, and related to both costs paid on behalf of the Company and funding to the Company by an entity controlled by two of our directors. The balance due to related parties during the nine months ended March 31, 2024, includes all salary and payroll accrual for the Company’s development and administration teams.

7. NOTES PAYABLE

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

The Company has notes payable as of March 31, 2024 and 2023 in the amount of approximately $2,600,000 and $2,600,000, respectively.

8. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of March 31, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

March 31,
2024

Remaining three months ending June 30, 2024	$21,929
2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	324,853
Present value adjustment	(35,953)
Total operating lease liabilities	$288,900

As of March 31, 2024, the total operating lease liability amount of $288,900 consists of current and long-term portion of operating lease liabilities of $88,617 and $200,284 respectively.

Operating lease costs were $65,888 and $51,246 for the nine months ended March 31, 2024 and 2023, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2024:

March 31,
2024

Weighted-average remaining lease term, years	3.6
Weighted-average discount rate, %	7.0%

9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended March 31, 2024, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the nine months ended March 31, 2024.

10. STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2024, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the three and nine months ended March 31, 2024.

Common Stock

As of March 31, 2024, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 352,237,035 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued pending payment therefor.

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

During the three and nine months ended March 31, 2024, the Company provided stock based compensation of $500,000 and $504,528, respectively for services rendered and payroll. The Company sold commons shares of 9,982 at market rates at an averaging price per share of $0.44 and 100,000,000 shares were provided as payroll to two directors at $0.01 per share.

As of March 31, 2024, the Company has committed subscription agreements from investors, entered into during a private offering, for 943,000 shares, at a price per share of $1.00 for aggregate proceeds of $943,000, and is included in the Subscription Receivable in the Consolidated Balance Sheets, pending payment therefor.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of March 31, 2024, and 2023.

Warrants

No warrants were issued or outstanding during the three and nine months ended March 31, 2024, or 2023.

Restricted Stock Awards

On February 13, 2023, the Company awarded restricted shares of Company common stock to certain of its executive officers and directors, equal in an aggregate assumed value of $1,000,000, which vested 50% on the date of the grant with the remaining 50% vesting on December 1, 2023.

In December 2023, the Company awarded 50,000,000 restricted shares of Company common stock to an executive officer and director, which vested 100% on the date of grant.

During the quarter ended March 31, 2024, the Company authorized and directed the award of 50,000,000 restricted shares of Company common stock to an executive officer and director, to vest 100% on the date of grant. Such shares are included in the issued and outstanding common stock of the Company as of March 31, 2024. The actual issuance of such 50,000,000 restricted shares took place on April 1, 2024.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of March 31, 2024.

No stock options were issued during the three and nine months ended March 31, 2024.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined that no disclosure is necessary.

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

Overview

We are a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers.

Increased global trends towards “work from home” opportunities has impacted both residency and travel. We believe that more people are seeking comfortable and convenient places to travel, visit, and live for extended durations. We seek to capitalize on these trends by transforming residential/resort properties in desirable locations into convenient enclaves that facilitate this type of travel or residency. We define an enclave as a gated community that has all the amenities that will allow a person to live, work and play without having to leave the community.

At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool that we would manage.

We seek to own and grow a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

We are a licensed real estate corporation in the State of Florida and maintain compliance with the Florida Real Estate Commission, the entity that regulates companies providing real estate services such as rentals, management, and sales. Additionally, our business is subject to federal, state, local and foreign laws, rules, and regulations that may vary depending on the geographical location and classification of our individual properties. Hospitality operations are also subject to compliance with the U.S. Americans with Disabilities Act and other laws and regulations relating to accessibility, and to laws, regulations and standards in other areas such as zoning and land use, licensing, permitting and registrations, safety, environmental and other property condition matters, staffing and employee training, and cleanliness/sanitation protocols.

Our business strategy entails targeting and identifying undervalued assets in emerging markets located in proximity to high demand travel destinations. The Company intends to focus these efforts on shovel-ready properties and/or other assets that we believe can be used to optimize sales and rental revenues. We have currently identified five properties in Belize, all of which are expected to constitute our initial real estate portfolio. To that effect, on June 30, 2022, we closed on the acquisition of certain real estate assets in San Pedro, Belize (the “Casamora Awaysis Assets”), pursuant to our previously announced series of Agreements of Purchase and Sale, all dated April 15, 2022. The total consideration paid by us for the properties subject to the agreements was at the appraisal value of $11.4 million (excluding transaction costs and fees) and was settled in a combination of a Purchase Money Mortgage of $2.6 million at 0% interest rate, payable on demand, a Purchase Money Mortgage of $280,000 at 0% interest rate that was paid on August 8, 2022 and 56.8 million shares of the Company’s common stock based on a per share price equal to the market price on the date of appraisal of $0.150. As the first acquisition by the Company in Belize and an important milestone, the Company expects to rebrand the Casamora Awaysis Assets, so it is easily identifiable as an Awaysis Property and fit perfectly with its strategy of creating a countrywide network of Awaysis residential enclave communities in the country.

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

During the nine month period ended March 31, 2024, our operations and activities increased significantly.

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

Three Months Ended March 31, 2024, as Compared to March 31, 2023

Revenues

We recognized total revenue of $8,148 and $60,800 during the three months ended March 31, 2024 and 2023, respectively.

We recognized rental income of $4,448 and $27,400 during the three months ended March 31, 2024 and 2023, respectively. As development progresses at our Casamora Awaysis development, a few units were placed into the rental pool allowing for rental revenue operations to commence. Due to ongoing construction, the rental units have not been fully utilized, causing fluctuations in the activity of the units.

We also recognized revenue from our real estate brokerage and other related services of $3,700 and $33,400 during the three months ended March 31, 2024 and 2023, respectively.

Sales and Marketing Expenses

During the three months ended March 31, 2024 and 2023, we incurred sales and marketing expenses of $4,295 and $20,777, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the three months ended March 31, 2024 and 2023, we incurred general and administrative expenses of $2,232,743 and $1,580,994, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The decrease is primarily due to a decrease in salaries and professional fees, while focusing on raising funds and transitioning from being a shell company to an operating company under its current management.

Operating Loss and Net Loss

During the three months ended March 31, 2024 and 2023, we recognized net losses and operating losses of $(2,228,890) and $(1,540,971), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Nine months Ended March 31, 2024, as Compared to March 31, 2023

Revenues

We recognized total revenue of $42,048 and $104,560 during the nine months ended March 31, 2024 and 2023, respectively.

We recognized revenue of $13,048 and $71,160 during the nine months ended March 31, 2024, and 2023, respectively. As development progresses at our Casamora Awaysis development, a few units have been placed into the rental pool allowing for rental revenue operations to commence and real estate commissions income have increased. Due to ongoing construction, the rental units have not been fully utilized, causing fluctuations in the activity of the units.

We also recognized revenue from our real estate brokerage and other related services of $29,000 and $33,400 during the nine months ended March 31, 2024 and 2023, respectively.

Sales and Marketing Expenses

During the nine months ended March 31, 2024, and 2023, we incurred sales and marketing expenses of $32,331 and $115,071, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, fundraising costs, investor relations, and administration expenses in support of sales and marketing. The decrease is primarily due to in prior period there was a great focus on marketing and advertising as the company is transitioning from being a shell company to an operating company under its current management.

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally.

General and Administrative Expenses

During the nine months ended March 31, 2024, and 2023, we incurred general and administrative expenses of $6,398,714 and $3,799,206, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses. The increase is primarily due to transitioning from being a shell company to an operating company under its current management, salary bonus of $2 million was also accounted for in 2024 vs 2023.

Operating Loss

During the nine months ended March 31, 2024, and 2023, we recognized operating losses of $(6,388,997) and $(3,809,717), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $12,803 and had a positive working capital of $356,692, which was mainly from the issuance of shares for real estate inventory and the sale of shares from our private placement of common stock. We do not have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated cost of development of our first properties to come from pre-sales, investors subscriptions, advances from our principal shareholders and not cash-on-hand. We will need to raise additional cash to satisfy both our short and long-term requirements.

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

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the sale of shares of our capital stock to third parties. While we intend in the short term to seek to raise up to $25 million through the private sale of our common stock, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through March 31, 2024, we have raised an aggregate of $1,918,000 in such private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Nine months ended
	March 31,
	2024	2023
Cash used in operating activities	$10,875	$(666,150)
Cash provided by investing activities	1,849	(58,130)
Cash provided by financing activities	-	270,215
Change in cash	$12,724	$(454,065)

Cash Flows from Operating Activities

Net cash flows used in operating activities were $10,875 and $(666,150) for the nine months ended March 31, 2024 and 2023, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general expenses that resulted from the company recently going operational, issuance of stock for services provided and payroll.

Cash Flows from Investing Activities

During the nine months ended March 31, 2024 and 2023, net cash flow used for investing activities was $1,849 and $(58,130) respectively. This primarily consisted of the purchase of machinery and equipment related to the development of our properties in the prior period. We have had no such purchases during the nine months ending March 31, 2024.

Cash Flows from Financing Activities

For the nine months ended March 31, 2024 and 2023, net cash from financing activities was $0 and $270,215, respectively, which primarily consisted of advances, payment towards a note payable, and issuance of stock.

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

Going Concern

Our financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As reflected in the financial statements, the Company had an accumulated deficit at March 31, 2024 and 2023, a net loss and net cash used in operating activities for the reporting periods then ended. As of March 31, 2024, we had cash in the amount of $12,803 and has a subscription pending funding in the amount of $943,000 which has not yet been collected. During the nine months ended March 31, 2024, the Company had collected $0 from executed subscriptions and $0 from its principal shareholder.

The Company is commencing operations and seeking to generate sufficient revenue and have received sufficient subscriptions that if and when funded would support its current basic operations for at least the next 12 months; however, the subscriptions have not been paid as of the date of this filing and the Company’s cash position may not be sufficient to support the Company’s long-term strategy. While the Company believes in the viability of its strategy to commence operations and generate sufficient revenue to further develop its first properties through presales, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, generate sufficient revenue through presales or otherwise, and its ability to raise additional funds. These conditions, in the aggregate, raise substantial doubt as to the Company’s ability to continue as a going concern. Accordingly, management has determined that substantial doubt exists about the Company’s ability to continue as a going concern within one year of the date of issue of the financial statements included in this Quarterly Report on Form 10-Q. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

As of March 31, 2024, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent failure to timely file certain forms or reports under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s management is seeking to remedy this deficiency.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the below, please see the risk factors included in our Annual Report on Form 10-K filed on October 17, 20203.

We have been unable to maintain effective disclosure controls and procedures, which could result in our stock price and investor confidence being materially and adversely affected.

We are required to maintain disclosure controls and procedures that are effective. To date, we have identified ineffective disclosure controls and procedures, mainly relating to the failure to timely file certain reports under the Securities Act of 1933 and the Securities Exchange Act of 1934. The past and current failure of controls or absence of adequate controls could result in a material adverse effect on our business and financial results, resulting in downwards pressure on our stock price and decreasing investor confidence.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation (1)

3.3	Certificate of Amendment to its Articles of Incorporation (2)

3.4	By-Laws (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the exhibit included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2024.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: May 15, 2024	/s/ Michael Singh
Michael Singh
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	/s/ Andrew Trumbach
Andrew Trumbach
President and Chief Financial Officer
(Principal Financial and Accounting Officer)

