Form 10-K/A
period 2023-06-30
Awaysis Capital, Inc.
filed 2024-07-22
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Awaysis Capital, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission (the “SEC”) regarding the omission of the auditor’s report for the audited consolidated financial statements for the fiscal year ended June 30, 2022 included in the Form 10-K (the “2022 Auditor’s Report”).

As a result of the inability of the Company to obtain the 2022 Auditor’s Report, the Company engaged its current auditors to reaudit its consolidated financial statements for the fiscal year ended June 30, 2022 (the “2022 Reaudited Consolidated Financial Statements”).

Accordingly, this Amendment is being filed to:

●	include the 2022 Reaudited Consolidated Financial Statements;
●	include an updated and reissued auditor’s report relating to the 2022 Reaudited Consolidated Financial Statements and the consolidated financial statements for the fiscal year ended June 30, 2023 (the “Reissued Auditor’s Report”), as of July 18, 2024 (the “Report Date”);
●	remove the Company’s going concern qualifications as of the Report Date, after taking into account certain financing transactions subsequent to June 30, 2023, and updating the “Stockholders’ Equity (Deficit)”, “Subsequent Events” and “Going Concern” notes to the consolidated financial statements through the Report Date;
●	fix a typographical error in Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Equity Compensation Plan Information Table; and
●	include Exhibit 4(vi), which was inadvertently omitted from the Form 10-K.

This Amendment does not affect any other items in the Form 10-K and otherwise is presented as of the filing date of the Form 10-K, even if the disclosure was amended in other Company filings subsequent to the filing date of the Form 10-K. Because consolidated financial statements are contained in this Amendment, we are including certifications under section 906 of the Sarbanes-Oxley Act of 2002.

i

ii

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

iii

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

Item 1A. Risk Factors.

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

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2022 Omnibus Performance Award Plan	-	-	19,775,931

Equity compensation plans not approved by security holders:(1)	-	-	-
Options to Purchase Common Stock (Michael Singh)	11,250,000	$0.32	-
Options to Purchase Common Stock (Andrew Trumbach)	11,250,000	$0.32	-

Total	22,500,000		19,775,931

(1)	Does not include 50,000,000 restricted shares of the Company issued to each of Michael Singh and Andrew Trumbach, of which 50% is subject to forfeiture through December 1, 2023.

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

Overview

We are a real estate investment and management company focused on acquisition, construction, selling and managing rentals of residential home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units and put them in a rental pool.

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

As of the filing date of this Amendment No. 1 to Form 10-K, the Company has acquired sufficient cash in its accounts from a bridge loan in the amount of $1.1 million from its principal shareholder, to enable it to meet its administrative obligations for the next 12 months from the filing date of this Amendment No. 1 to Form 10-K, even if it does not have any rental revenues or sale. The prospects of acquiring funds through planned capital raises are also expected to cover the Company’s projected capital expenditures for the next 12 months from the filing date of this Amendment No. 1 to Form 10-K.

In addition, the Board of Directors has approved an equity compensation structure that will include the conversion of compensation payable to equity. See “Note 11. Subsequent Events” to the financial statements included in this Amendment No. 1 to Form 10-K.

Management believes that the current financial position of the Company enables it to continue as a going concern.

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

We have also reviewed the various fees that we paid or accrued to our auditors, BF Borgers CPA PC, Moore Assurance SAS, Columbia, and Moore Belize LLP during the year ended June 30, 2023, and 2022 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional services rendered by BF Borgers CPA PC, Moore Assurance S.A.S. and Moore Belize LLP for the audit of our financial statements for the years ended June 30, 2023, and 2022 and fees billed for other services rendered by BF Borgers CPA PC and Moore Belize LLP during those periods:

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit
Number	Description of Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to its Articles of Incorporation (2)
3.4	By-Laws (1)
4(vi)	Description of Registrant’s Securities
10.1*	2022 Omnibus Performance Award Plan (3)
10.2	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Curah Capital Corporation (4)
10.3	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Agorapyth X Corporation (4)
10.4	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Abraxas Corporation (4)
10.5*	Employment Agreement with Tyler Trumbach (5)
10.6*	Employment Agreement with Michael Singh
10.7*	Employment Agreement with Andrew Trumbach
10.8*	Restricted Stock Agreement with Michael Singh
10.9*	Restricted Stock Agreement with Andrew Trumbach
10.10*	Stock Option Agreement with Michael Singh
10.11*	Stock Option Agreement with Andrew Trumbach
10.12	Demand Promissory Note dated June 30, 2022 with Curah Capital Corporation (7)
10.13	Demand Promissory Note dated June 30, 2022 with Abraxas Corporation(7)
14.1	Code of Business Conduct and Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit included in the Company’s Registration Statement on Form 10 filed with the SEC dated August 2, 2021.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.
(3)	Incorporated by reference from Appendix B of the Information Statement on Schedule 14C filed with the SEC on March 4, 2022.
(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022.
(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.
(6)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2022.
(7)	Incorporated by reference from the exhibit included in the Company’s Annual report for the fiscal year ended June 30, 2022.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWAYSIS CAPITAL, INC.

/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer and Chairman

AWAYSIS CAPITAL, INC.

/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer

Dated: July 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Singh	Co-Chief Executive Officer and Chairman	July 22, 2024
Michael Singh	(Principal Executive Officer)

/s/ Andrew Trumbach	Co-Chief Executive Officer, CFO and Director	July 22, 2024
Andrew Trumbach	(Principal Financial and Accounting Officer)

/s/ Lisa-Marie Iannitelli	Executive Vice President and Director	July 22, 2024
Lisa-Marie Iannitelli

/s/ Claude Stuart	Director	July 22, 2024
Claude Stuart

/s/ Narendra Kini	Director	July 22, 2024
Narendra Kini

/s/ Tyler Trumbach	Chief Legal Counsel and Director	July 22, 2024
Tyler Trumbach

Awaysis Capital, Inc.

Moore Belize LLP New Horizon Building 3 ½ Miles Philip S. W. Goldson Hwy Belize City, Belize T +501 223 2144 T +501 223 2139 E r.magana@moore-belize.bz www.moore-belize.bz

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Awaysis Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Awaysis Capital, Inc. and subsidiaries (the Company) as of June 30, 2023 and June 30, 2022, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 30, 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

In our report dated October 14, 2023, on the audit of the consolidated financial statements of the Company as of June 30, 2023, and for the year then ended, we expressed an opinion which included an explanatory paragraph that described a substantial doubt about the Company’s ability to continue as a going concern. We also included a paragraph that stated that the consolidated financial statements of the Company as of June 30, 2022, and for the year then ended were audited by other auditors whose report dated November 4, 2022, on those statements included an explanatory paragraph that described a substantial doubt about the Company’s ability to continue as a going concern.  As described in Note 11, on May 3, 2024, the SEC instituted settled administrative and cease-and-desist proceedings against the other auditors and as a result, was no longer a registered firm to carry out Public Company Accounting Oversight Board (United States) (“PCAOB”) audit work. Subsequently, we were engaged to re-audit the consolidated financial statements of the Company as of June 30, 2022 and for the year then ended. Our opinion on the June 30, 2022, re-audit is included herein, and because of the updated subsequent events, we have removed the explanatory paragraph that described a substantial doubt about the Company’s ability to continue as a going concern from our report dated October 14, 2023.

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

July 18, 2024

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

As of the issue date of these financial statements, the Company has acquired sufficient cash in its accounts from a bridge loan in the amount of $1.1 million from its principal shareholder, to enable it to meet its administrative obligations for the next 12 months from the issue date of these financial statements, even if the Company does not have any rental revenues or sale.

The prospects of acquiring funds through planned capital raises are also expected to cover the Company’s projected capital expenditures for the next 12 months from the issue date of these financial statements.

In addition, the Board of Directors has approved an equity compensation structure that will include the conversion of compensation payable to equity. See Note 11. Subsequent Events, below.

Management believes that the current financial position of the Company enables it to continue as a going concern.

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

Stock Options

The company has adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,775,931 of the Company’s Common Stock.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of June 30, 2023. No such stock options were exercised as of the date of issuance of these financial statements.

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements.

As a result of BF Borgers CPA PC and its sole audit partner Benjamin Borger ceasing to be PCAOB registered as well as resulting from the SEC’s May 3, 2024 Order instituting settled administrative and cease-and-desist proceedings against BF Borgers CPA PC and its sole audit partner, the Company has accordingly re-audited its annual consolidated financial statements for the fiscal year ended June 30, 2022, which are included in Amendment No. 1 to the Form 10-K filed with the Commission.

On June 26, 2024, a Board resolution was passed appointing Michael Singh and Andrew Trumbach as Co-Chief Executive Officers. The Board also approved a $1.1 million bridge loan to Awaysis Capital, Inc by Harthorne Capital, Inc, an affiliate of the Company. The Board also passed a resolution to allow the officers of the Company to convert their unpaid salaries to equity compensation, which has not been implemented as of the date of issuance of these consolidated financial statements.

