Form 10-K
period 2024-06-30
Awaysis Capital, Inc.
filed 2024-10-11
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2024

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: approximately $18,317,582

As of September 30, 2024 there were 383,991,026 shares of common stock, par value $0.01 per share, outstanding.

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

Awaysis cautions you that our forward-looking statements involve known and unknown risks, uncertainties and other factors, including those that are beyond Awaysis’ control, which may cause the actual results, performance or achievements to be materially different from the future results. Factors that could cause Awaysis’ actual results to differ materially from those contemplated by its forward-looking statements include: risks that there may be significant costs and expenses associated with liabilities related to the development of its business that were either unknown or are greater than those anticipated at the time of the acquisition of its assets; risks that Awaysis may not be successful in integrating new properties into all aspects of our business and operations or that the integration will take longer than anticipated; the operational risks as a result of acquiring undeveloped or underdeveloped assets and real estate and integration of those assets into our business; risks related to disruption of management’s attention from Awaysis’ ongoing business operations due to its efforts to identify, acquire, develop and manage new resort properties into Awaysis; any adverse effect of an acquired asset on Awaysis’ reputation, relationships, operating results and business generally; any lingering impact of the COVID-19 pandemic on Awaysis’ business, operating results, and financial condition or on global economic conditions; Awaysis’ ability to meet its liquidity needs; risks related to Awaysis’ indebtedness, especially in light of the significant amount of indebtedness we expect to incurred to complete various identified properties for our resort portfolio; inherent business risks, market trends and competition within the resort and hospitality industries; compliance with and changes to United States, Belize and global laws and regulations, including those related to anti-corruption and privacy; risks related to Awaysis’ planned acquisitions, joint ventures, and other partnerships; Awaysis’ dependence on third-party development activities; the performance of Awaysis’ information technology systems and our ability to maintain data security; regulatory proceedings or litigation; adequacy of our workforce to meet Awaysis’ business and operation needs; Awaysis’ ability to attract and retain key executives and employees with skills and capacity to meet our needs; and natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact Awaysis’ operations, revenue, operating profits and margins, financial condition or credit rating.

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

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

●	We are a development stage company with a limited operating history and have not yet achieved profitability, making it difficult for you to evaluate our business and your investment.

●	Since inception of our new business model, we have not established any material and recurring revenues or operations that will provide financial stability in the long term or achieve profitability, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

●	We have incurred net losses to date, we anticipate that we will continue to incur significant losses for the foreseeable future, and even if we were to generate revenue, we may never achieve or maintain profitability. We had a net loss of $7,093,476 and $4,295,446 for the fiscal years ended June 30, 2024 and 2023, respectively, and as of June 30, 2024 and 2023, we had an accumulated deficit of $12,642,933 and $5,549,457, respectively.

●	We are dependent on management;

●	The expansion of our operations can have a significant impact on our profitability;

●	Our financial success is dependent on general economic conditions;

●	Our operating results are subject to significant fluctuations;

●	Our proposed objectives are capital intensive and subject to change;

●	There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner;

●	Our success will partially depend upon the acquisition and re-development of hospitality properties in varying stages of development, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently integrate assets into our existing operations;

●	Investors are reliant on management’s assessment, selection, and development of appropriate properties;

●	We face significant competition that may increase costs;

●	Our profitability may be impacted by delays in the selection, acquisition, and re-development of properties;

●	Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could adversely impact our results of operations.

●	Our properties may be subject to environmental laws and regulations that have the potential to impose liability;

●	We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect our ability to respond to market conditions;

●	We may not succeed in creating a portfolio enclave strategy;

●	Our properties may be subject to liabilities or other problems;

●	The failure to successfully execute and integrate properties that support our planned business model could adversely affect our growth rate and consequently our revenues and results of operations;

●	There are significant risks associated with “value-add” and properties in need of re-positioning;

●	Uninsured losses relating to real property may adversely affect our performance;

●	Competition for investment assets may increase costs and reduce returns;

●	Environmental regulations and issues, certain of which we may have no control over, may adversely impact our business;

●	Real estate may develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem;

●	Terrorist attacks or other acts of violence or war may adversely affect our industry, operations, and profitability;

●	We will be subject to risks related to the geographic locations of the properties we develop and manage;

●	There may be several conflicts of interest that arise as we implement our business plan;

●	The market price and trading volume of our common stock may be volatile, which may adversely affect its market price;

●	Your interest in us may be diluted if we issue additional shares of common stock.

●	The sale of our common stock may cause its market price to drop significantly, regardless of the Company’s performance.

●	We cannot assure you that our common stock will become listed on a national securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

●	Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

●	Certain of our executive officers and directors, through their direct and indirect ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

●	Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult

●	Investments in our common stock may provide you with limited rights, and we do not expect to pay cash dividends in the short term.

PART I

Item 1. Business.

The Company

Awaysis Capital, Inc. (the “Company”, “we”, “us” or “our”) is a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers.

Increased global trends towards “work from home” opportunities have impacted both residency and travel. We believe that more people are seeking comfortable and convenient places to travel, visit, and live for extended durations. We seek to capitalize on these trends by transforming residential resort properties in desirable locations into convenient enclaves that facilitate this type of travel or residency. We define an enclave as a gated community that has all the amenities that will allow a person to live, work and play without having to leave the community.

At least initially, our target acquisitions are resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units to individual buyers and put them in a rental pool that we would manage.

The Company seeks to own, grow and manage a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

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

The Casamora Awaysis Assets is in San Pedro, Belize, minutes away from the town core and is a 22 unit property, representing 45,206 square feet, and is expected to feature a wellness spa and fitness facility, restaurant, executive remote work center, private rooftop lounge, lap pool, beach bar, and waterfront esplanade. It consists of the following:

●	A rectangular shaped parcel with 100.0 feet of street frontage containing a 9,100 sq. ft. two story reinforced concrete building, with 2,173 sq. ft. of basement, a 1,600 sq. ft. porch/deck and a 3,062 sq. ft. terrace. The plan for this building is to have: (a) on the ground floor, a state-of-the-art fitness facility and wellness spa; (b) on the second floor, an executive conference center, a Yoga/Pilates studio with individual massage rooms associated with a planned wellness spa, and access to the porch/deck; and (c) on the third floor, a members-only roof-top patio and lounge. The project is targeted for completion by June 2025.

●	A rectangular shaped parcel with 100.0 ft. of frontage on the beach reserve and the Caribbean Sea having a total square footage of 13,590 sq. ft. The lot is elevated, sandy, has a reinforced concrete sea wall and currently contains two double-story concrete buildings. The northernmost building has four 1-bedroom, 1-bath units, each with a living room, kitchen, and covered porches. The southernmost building has two 1-bedroom, 1 bath units, each with a living room and kitchen on the ground floor and one 3-bedroom, 2-bath unfinished unit on the second floor, each with their own covered porches. Currently these existing units, while pending renovations, are available to be rented and generate hospitality revenues. The plan is to eventually renovate all these units into more modern, luxury boutique waterfront villas. This project is targeted for completion by June 2024.

●	3,825 sq. ft. of raw open land with 105 feet of street frontage. Currently there is a main single-level concrete building having dimensions of 14.0 ft. by 14.0 ft. and consisting of a reinforced concrete foundation and reinforced concrete floors. In addition, there is a wooden bar open area with shade, having dimensions of 14.0 ft. by 16.0 ft., as well a single-level wooden structure having dimensions of 16.0 ft. by 24.0 ft. plus a 10 ft. by 24 ft. front shade that are currently rented by third-party proprietors contributing to the hospitality revenues. The planned use for this land is expected to serve both the patio extension and parking area for a planned ground floor café.

●	1,717.83 sq. ft. of elevated land containing a three-story concrete building having dimensions of approximately 31.0 ft. by 41.0 ft. plus covered concrete porches on each floor of approximately 15.0 ft. by 18 ft. The ground floor unit is approximately 80% complete and we have executed a letter of intent from a real estate brokerage firm to lease unit as a sales office. The second-floor unit is under renovations and is currently planned for residential use as a 2 bedroom, 2 bath unit. The penthouse unit is a 3-bedroom, 2-bath that we currently plan to remodel with a dining room, living room, kitchen and small balcony facing the ocean. There is also an open-air patio situated above the covered patio of the penthouse which provides sweeping views of the ocean as well as sunset views over the lagoon side. This is targeted to be completed by June 2024.

●	A four-story condominium complex that sits atop 20,995 sq. ft. of oceanfront land and comprises twenty individual 2-bedroom, 2-bathroom ocean view condo suites of which twelve are owned by Awaysis. Our units are being fully renovated and targeted for completion by the end of 2024. Of the remaining eight units that are owned by third-parties, five units are still being renovated while the other three are fully furnished and under rental agreements and Homeowner’s Association (HOA) management agreements with their owners to generate hospitality revenues. The twelve units owned by Awaysis are further described below:

○	Two 1,380 sq. ft. ground floor units including a covered balcony/porch, the plan of which is to renovate each into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The units have an unobstructed view of the ocean and overlook the pool and main ground garden landscape.

○	Two 1,455 sq. ft. ground floor units including a covered balcony/porch, the plan of which is to renovate each into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The units have an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.

○	A 1,380 sq. ft. second floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.

○	Three 1,455 sq. ft. second floor units including a covered balcony/porch, the plan of which is to renovate each into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The units have an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.

○	Three 1,455 sq. ft. third floor units including a covered balcony/porch, the plan of which is to renovate each into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The units have an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.

○	A 1,380 sq. ft. third floor unit including a covered balcony/porch, the plan of which is to renovate into a 2-bedroom, 2-bath high-end condominium unit with a living room, dining area and kitchen. The unit has an unobstructed view of the ocean and overlooks the pool and main ground garden landscape.

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

In September 2024, our Board of Directors and holders of a majority of our outstanding voting securities, approved of a reverse split of up to 1-for-20 of our issued and outstanding shares of common stock (the “Reverse Split”) and authorized our Co-CEOs, in their sole discretion, to determine the final ratio and effect the Reverse Split any time before the one year anniversary of the approval date. We do not yet have an effective date for the Reverse Split, but expect the Reverse Split to take effect in the second half of our 2025 fiscal year.

Our principal executive offices are located at 3400 Lakeside Drive, Suite 100, Miramar, Florida 33027. Our main telephone number is (855) 795-3311. Our website is www.awaysisgroup.com. The information contained on, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report on Form 10-K.

Our Business

Our business is expected to include real estate development and sales, hospitality rentals, resort operations and club management. Revenues are expected to come from:

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

As of June 30, 2024, Awaysis has a total of six units available for rent. Four of these units consist of Company owned villas. The Company maintains a rental agreement with the owners of the other two units, both of which are a part of the Company’s rental pool. Awaysis has also entered into a one-year lease agreement, effective April 1, 2024, on a three bedroom condominium located in the commercial building adjacent to the Casamora Resort Property. This unit has been listed for sale.

As of June 30, 2024, we estimate approximately $3,000,000 in construction cost projections for the remaining portions of the Casamora property. As development progresses, and more units are expected to become rentable, we expect an increased in hospitality revenues.

In September 2024 the Company entered into leases for the renting out of commercial space at Casamora, enabling an increase in rental income of $16,000 per month in the aggregate.

Inventory and Development Activities

We intend to acquire real estate assets to develop into resorts, starting in Belize and then expand into other resort markets as funds allow, including building additional phases at existing resorts, including re-acquiring inventory from owners in default and in the open market and sourcing other real estate assets from third parties.

Our development activities involving the acquisition of real estate are expected to be followed by construction or renovation to create integrated resorts under the “Awaysis” banner and brand. These development activities, and the related management of construction activities, are expected to be performed by us as developers and under a cost-plus construction contract with other construction companies. The development and construction of the resorts require a large upfront investment of capital and can take several years to complete in the case of a ground-up or partially completed project.

On March 24, 2022, we executed a non-binding letter of intent with Chial Mountain Ltd., an affiliate of Michael Singh, our Chairman and CEO. Subject to the terms and conditions of a definitive purchase agreement we expect that we will enter into among the parties, we intend to acquire approximately thirty-five villas consisting of an estimated 59,000 sq. ft. located in Cayo, Belize, for an aggregate purchase price of approximately $5,500,000 payable in a combination of cash and shares of our Common Stock (the “Chial Acquisition”). We can make no assurances that the Chial Acquisition will ever be consummated.

On August 10, 2023, we executed a non-binding letter of intent with W2 Enterprises S.R.L. Subject to the terms and conditions of a definitive purchase agreement we expect that we will enter into among the parties, we intend to acquire approximately thirty-eight units consisting of an estimated 44,527 sq. ft. located in Cabarete, Dominican Republic, for an aggregate purchase price of approximately $1,500,000 payable in a combination of cash and shares of our Common Stock (the “La Bocca Acquisition”). We can make no assurances that the La Bocca Acquisition will ever be consummated.

On January 4, 2024, we executed a non-binding letter of intent with Boca Chica Resorts Limited. Subject to the terms and conditions of a definitive purchase agreement we expect that we will enter into among the parties, we intend to acquire approximately 126 units consisting of an estimated 286,312 sq. ft. located in San Pedro, Belize, for an aggregate purchase price of approximately $42,000,000 payable in a combination of cash and shares of our Common Stock (the “La Sirene Acquisition”). We can make no assurances that the La Sirene Acquisition will ever be consummated.

Marketing and Sales Activities

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale or rent globally. We intend to offer owner financing up to 50% of the price of the units. In its current form, the offering of owner financing allows a buyer to pay a minimum of 50% of the purchase price at closing. The remaining balance is to be paid off by giving a mortgage to Awaysis that is registered on title at an interest rate that is slightly higher than commercially available interest rates and amortized over five, ten or twenty-five years where the buyer agrees to make monthly payments to Awaysis until the term is complete and the balance is paid in full.

Resort Management Activities

Resort Management

For each resort property we acquire and develop, we intend for Awaysis Capital, LLC, our management company subsidiary to enter into a management agreement. The management company is expected to ensure that the resorts are well-maintained and financially stable, and the services provided are expected to include day-to-day operations of the resort, maintenance of the resort, preparation of reports, budgets and projections and employee training and oversight. The management agreements are expected to provide for a cost-plus management fee, which means we would generally earn a fee over and above the cost to operate the applicable resort. As a result, the management fees we expect to earn would be predictable, unlike traditional revenue-based hotel management fees, and our management fees generally would be unaffected by changes in rental rate or occupancy. We also expect to be reimbursed for the costs incurred to perform our management services, principally related to personnel providing on-site services.

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

Human Capital

Currently, we have four full-time employees, including our executives. We presently do not have pension, health, annuity or, insurance; however, we intend to adopt some or all of such employee benefits in the future. There are presently no personal benefits available to any officers, directors, or employees. Our employees are all based in the United States, at our office located in Miramar, Florida. These employees oversee day-to-day operations of the Company. As required, we also engage consultants to provide services to the Company both in the U.S. and Belize, including real estate, regulatory, legal and corporate services. We are subject to labor laws and regulations that apply to our locations in the U.S. and Belize. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. We have no unionized employees.

We believe we are able to attract and retain top talent by creating a culture that challenges and engages our employees, offering them opportunities to learn, grow and achieve their career goals.

We believe that we provide competitive compensation for our employees. We may also offer annual bonuses and stock-based compensation for eligible employees.

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

Risk Factors

We are subject to various risks that could materially and adversely affect our business, financial condition, results of operations, liquidity, and stock price. You should carefully consider the risk factors discussed below, in addition to the other information in this Annual Report on Form 10-K. Further, other risks and uncertainties not presently known to management or that management currently deems less significant also may result in material and adverse effects on our business, financial condition, results of operations, liquidity, and stock price. The risks below also include forward-looking statements; and actual results and events may differ substantially from those discussed or highlighted in these forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.”

We are a development stage company with a limited operating history and have not yet achieved profitability, making it difficult for you to evaluate our business and your investment.

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

We may not be successful in carrying out our business objectives. The revenue and income potential of our business and operations are unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. We have incurred net losses since our inception. Accordingly, we have no track record of successful business activities, strategic decision-making by management, fund-raising ability, and other factors that would allow an investor to assess the likelihood that we will be successful in our business. There is a substantial risk that we will not be successful in fully implementing our business plan, or if initially successful, in thereafter generating material operating revenues or in achieving profitable operations.

Since inception of our new business model, we have not established any material and recurring revenues or operations that will provide financial stability in the long term or achieve profitability, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. Additionally, we have not generated material and recurring revenues to date, have sustained losses and have accumulated a significant deficit since our inception. As of June 30, 2023, we had cash of approximately $746,000 and total current liabilities of approximately $3,552,000. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even if we successfully develop and market our business plan, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

We have incurred net losses to date, we anticipate that we will continue to incur significant losses for the foreseeable future, and even if we were to generate revenue, we may never achieve or maintain profitability.

During the fiscal years ended June 30, 2024 and 2023, we recognized a net loss of $7,093,476 and $4,295,446, respectively. We had an accumulated deficit as of June 30, 2024 and 2023 of $12,642,933 and $5,549,457, respectively. We expect to incur significant losses for the foreseeable future as we continue to implement our business plan and acquire, develop and operate a range of hospitality properties. In the future, acquisition and development of such additional properties, together with anticipated general and administrative expenses, will likely result in the Company incurring further significant losses.

To become profitable, we must successfully implement our proposed business plan and strategies, either alone or in conjunction with possible collaborators. We may never have any significant recurring revenues or become profitable.

We are dependent on management.

Our business is and will continue to be significantly dependent on our management team, including Michael Singh and Andrew Trumbach, our Co-CEOs. The loss of any member of our management team could have a materially adverse effect on the Company.

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

Our success will partially depend upon acquiring and redevelopment of hospitality properties in varying stages of development, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently develop or integrate assets into our existing operations.

We intend to acquire hospitality properties in varying stages of development which we would then re-develop, operate, maintain, sell, rent and/or manage. The acquisition of such properties entails various risks, including the risks that they may not perform as expected, that we may be unable to integrate assets quickly and efficiently into our existing operations and that the cost estimates for the development of a property may prove inaccurate.

Investors are reliant on management’s assessment, selection, and development of appropriate properties.

Our ability to achieve our current objectives is dependent upon the performance of our management team in the quality and timeliness of our acquisition and development of hospitality properties. Subject to requirements of applicable law, our stockholders are not expected to have an opportunity to evaluate the terms of transactions or other economic or financial data concerning any particular property we may acquire and re-develop. Investors must rely entirely on the decisions of the management team and the oversight of our principals.

We face significant competition that may increase costs.

We will experience significant competition from other buyers and sellers of real estate and other real estate hospitality projects. Competition may have the effect of increasing our acquisition costs, making it more difficult to identify and close on the acquisition of desirable real estate properties, and decrease the sales price or lease rates of developed assets.

Our profitability may be impacted by delays in the selection, acquisition, and development of properties.

We may encounter delays in the selection, acquisition and development of properties that could adversely affect our profitability. We may experience delays in identifying properties that satisfy ideal purchase parameters.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could adversely impact our results of operations.

Supply chain disruptions and the cost of materials, parts and labor have progressively increased, and may continue to do so over the long-term. Our construction projects, including renovations and/or maintenance are a routine and necessary part of our business. We may incur costs for these projects or routine maintenance at our properties that exceeds our original estimates due to increased costs for materials or labor or other costs that we do not anticipate. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

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

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect our ability to respond to market conditions.

Although we expect to develop, operate, manage and hold the various properties we acquire as part of our business plan, there may be times when it would be appropriate to instead sell or otherwise divest one or more properties. Our ability to dispose of properties on advantageous terms depends on factors, some of which are beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of the properties acquired. We cannot predict the various market conditions affecting real estate and hospitality properties which will exist at any particular time in the future. Due to the uncertainty of market conditions, which may affect the future disposition of the properties acquired, we cannot assure our shareholders that we will be able to sell such properties at a profit in the future. Furthermore, we may be required to expend funds to correct defects or to make improvements to our real estate assets and hospitality properties if we otherwise would want to dispose of a property but the market to do so is not positive. Funds may not be available to correct such defects or to make such improvements. In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not succeed in creating a portfolio enclave strategy.

We believe that the acquisition of assets will be critical to our ability to enter new emerging markets and build local market density. This strategy is expected to contribute to our ability to grow sales and rental revenues and increase profitability over time. In order to build on this concept of creating vacation-remote work enclave communities, we must be able to identify and maintain a pipeline of locally managed vacation homes and condominiums in new and emerging markets. We have had initial success in identifying existing shovel ready resorts and vacation properties by giving developers and owners an exit strategy and providing market and developmental expertise to reposition the acquired assets to maximize revenues, but that may not continue. Our ability to maintain this momentum depends on our ability to provide a unique travel experience to both owners and guests and to be able to consistently generate income to the residence owners. Our ability to provide this level of income and expectations are likely to be partially dependent on the labor cost of our local markets and our ability to hire teams for a diversity of roles at a reasonable cost given the constraints of each particular local market environment.

Our properties may be subject to liabilities or other problems.

We intend to perform certain due diligence for each property or other real estate related asset that we acquire. We will also seek to obtain appropriate representations and indemnities from sellers with respect to such properties. We may, nevertheless, acquire properties that are subject to uninsured liabilities or that otherwise have problems. In some instances, we may have only limited or perhaps even no recourse for any such liabilities or other problems or, if we received indemnification from a seller, the resources of such seller may not be adequate to fulfill its indemnity obligation. As a result, we could be required to resolve or cure any such liability or other problems, and such payment could have an adverse effect on our cash flow available to meet other expenses or to make dividend payments to shareholders.

The failure to successfully execute and integrate properties that support our business model could adversely affect our growth rate and consequently our revenues and results of operations.

We expect that we may acquire multiple properties for development or redevelopment at any given time, from time to time. If we are not able to consummate these acquisitions, it could negatively impact our projected growth rate, revenue results, results of operations and the trading prices of our common stock. Furthermore, such transactions involve a number of financial, accounting, operational, legal, compliance and other risks and challenges, any of which could negatively affect our projected growth rate revenue results, results of operations and the trading price of our common stock and may have a material adverse effect on our business, results of operations and financial condition.

There are significant risks associated with “value-add” and properties in need of re-positioning.

Our targeting of financially distressed properties (and, in some cases, raw land) is expected to result in properties which are partially leased or completely vacant and thus not generating positive cash flow (or any cash flow). Similarly, under-performing and value-add properties that we are targeting may experience unanticipated delays in, or increases of the cost to improve or reposition those properties that may be beyond our control. There is no assurance we will be successful in stabilizing such properties given the significant number of factors beyond our control, including general or local economic conditions and local market demand that may come into play, which could materially adversely affect our results of operations and financial condition.

Uninsured losses relating to real property may adversely affect our performance.

We will attempt to ensure that all of our properties are comprehensively insured (including liability, fire, storm and extended coverage) in amounts sufficient to permit replacement in the event of a total loss, subject to applicable deductibles. However, in the event such insurance is not sufficient, or if we do not have a sufficient external source of funding to repair or reconstruct a damaged property our results of operations and financial condition could be adversely affected. There can be no assurance that any such source of funding will be available to us for such purposes in the future.

Competition for real property may increase costs and reduce returns.

We will experience competition for real property and other hospitality assets from individuals, corporations, banks, and insurance company investment accounts, as well as other real estate limited partnerships, real estate investment funds, commercial developers, pension plans, institutional and foreign investors and entities engaged in real estate investment activities. We will compete against other potential purchasers of resort-style properties and, as a result of the weakened world economy, there is greater competition for the properties of the type we seek to acquire. Some of these competing entities may have greater financial and other resources allowing them to compete more effectively. This competition may result in us paying higher prices to acquire properties than we otherwise would, or we may be unable to acquire properties that we believe meet our business objectives from time to time.

In addition, our properties may be located close to properties that are owned by competitors. These competing properties may be better located and more suitable for desirable tenants or customers than our properties, resulting in a competitive advantage for these other properties. We may face similar competition from other properties that may be developed in the future. This competition may limit our ability to sell units and/or rent and manage such units, increase our costs of securing such purchasers or renters, and limit our ability to charge higher prices or rents and/or require us to make capital improvements we otherwise might not make to our properties. As a result, we may suffer reduced cash flow with a decrease in share price and/or the ability to provide dividends.

Environmental regulations and issues, certain of which we may have no control over, may adversely impact our business.

Federal, state, and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect us specifically, and the real estate industry in general. Failure to uncover and adequately protect against environmental issues may subject us to liability as the buyer of such property or asset. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property.

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

We will be subject to risks related to the geographic locations of the properties we develop and manage.

We intend to acquire, develop or re-develop, maintain, operate and manage residential and resort vacation home communities. If the hospitality markets or general economic conditions in the geographic areas in which we intend to operate declines, we may be delayed in completing development of our properties or revenues generated from these properties in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

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

The sale of our Common Stock may cause its market price to drop significantly, regardless of the Company’s performance.

Any future sale of shares of our Common Stock could have the effect of increasing the volatility in the trading price of our Common Stock.

The sale of our Common Stock could also encourage short sales by market participants. Short selling is a method used to capitalize on an expected decline in the market price of a security and could depress the price of our Common Stock, which could further increase the potential for future short sales.

The Company cannot predict the size of future issuances or sales of our Common Stock or the effect, if any, that future issuances and sales of our Common Stock will have on its market price. Sales involving significant amounts of Common Stock, including issuances made in the ordinary course of the Company’s business, or the perception that such sales could occur, may materially and adversely affect prevailing market prices of our Common Stock.

We cannot assure you that our common stock will become listed on a national securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

We intend to apply for our Common Stock to be listed on the NYSE American and have retained an investment banking firm to assist in this process and to assist in raising capital. We have also commenced discussions with representatives of the NYSE American in connection with our application. We do not have a specific timetable for such listing, although we anticipate it will commence during the calendar year ending December 31, 2024. We can give no assurance that such investment bank will be successful in raising the capital we will need to list on the NYSE American or that the NYSE American will accept our application for listing which has not yet been submitted. NYSE American has numerous requirements that an applicant must satisfy to list their common stock on the exchange, including total number of stockholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to satisfy such applicable initial listing criteria could prevent us from listing our Common Stock on NYSE American. In the event we are unable to uplist our Common Stock, our Common Stock will continue to trade on the OTC Marketplace, which is generally considered less liquid and more volatile than the NYSE American or other national securities exchange. Our inability to uplist our Common Stock could make it more difficult for you to trade our Common Stock, could prevent our Common Stock trading on a frequent and liquid basis and could result in the value of our Common Stock being less than it would be if we were able to successfully uplist. We may never satisfy the initial listing standards of NYSE American or any other exchange and cannot assure you when or if we will satisfy such applicable listing standards, or that we will be able to maintain such a listing of our Common Stock.

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

Harthorne Capital, Inc., which is owned by certain of our executive officers and directors, along with Mr. Singh and Dr. Trumbach, collectively beneficially owns shares of our common stock equal to approximately 86% of our outstanding shares of common stock. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. Additionally, such ownership concentration and leadership positions give Mr. Singh and Dr. Trumbach the power to control, or substantial influence over, employment decisions, including compensation arrangements for themselves. Furthermore, this concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s common stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company. In addition, stock ownership of insiders and management, at high levels of ownership, may induce executive decisions inconsistent with growth-oriented risk-taking.

Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors. Although the Company believes this provision could provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing members of management.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Since 2022, we have been primarily focused on launching our real estate management and hospitality business. We have 4 employees and currently use third-party vendors and service providers for other activities.

We use a third-party sub-contractor to manage all Information Technology (IT) issues, including protection against, detection, and response to cyberattacks.

The measures that are taken to ensure proper protection include:

●	All computers are protected using a cloud-powered endpoint security solution that helps enterprises prevent, detect, investigate, and respond to advanced threats on their networks. It offers endpoint protection, endpoint detection and response, mobile threat defense, and integrated vulnerability management. It also provides, among other things, malware and spyware detection and remediation, rootkit detection and remediation and network vulnerability detection.
●	All Company e-mails are protected by a cloud-based email filtering service designed to protect the Company against advanced threats related to email and collaboration tools.
●	Periodically, all users on the Company’s computer network are required to perform multi-factor authentication.
●	The Company uses a cloud-based identity and access management service that enables access to external resources.
●	Backup is performed using a secure, automatic cloud-based backup and restore service.

Additionally, we believe that our third-party vendors and service providers have their own respective cybersecurity protocols which our management believes to be adequate for protecting any of the Company’s data that might be in their possession from time to time; however, having such protocols is not necessarily a condition for us using or not using the services of any such vendors or providers.

Our Chief Financial Officer is responsible for assessing and managing cybersecurity risks, through his oversight of our IT service provider that manages our IT. Our CFO has a Doctorate Degree in Information Technology Management and has the specific cybersecurity expertise. The Company has an Information Technology Policy that, among other things, governs and provides for cybersecurity policies and processes, including to define safety measures to protect the Company’s confidentiality, integrity and availability of data and other intellectual property, as well as to define the manner in which information is stored, saved and routed in the Company’s network. Additionally, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight, especially as the Company moves towards commercialization of its first product.

Cybersecurity threats have not materially affected, and are not reasonably likely to affect, the Company, including its business strategy, results of operations or financial condition while we are strategically focused on pursuing development of our Casamora property. The Company is not aware of any material security breach to date. Accordingly, the Company has not incurred any expenses over the last two years relating to information security breaches. The occurrence of cyber-incidents, or a deficiency in our cybersecurity or in those of any of our third-party service providers could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and systems, or damage to our business relationships or reputation, all of which could negatively impact our business and results of operations. There can be no assurance that the Company’s third-party vendors’ and service providers’ cybersecurity risk management processes, including their policies, controls or procedures, will be fully implemented, complied with or effective in protecting the Company’s systems and information.

Item 2. Properties.

Our principal executive office is located at 3400 Lakeview Drive, Suite 100, Miramar, Florida, pursuant to a 62-month lease that commenced at or around September 1, 2022. This facility, consisting of 2,349 square feet, is expected to provide the space and infrastructure necessary to accommodate our present operations, based on our current business plan. The annual rent for the first lease year was approximately $86,000, with subsequent lease years subject to escalation clauses.

As of September 30, 2023, we have been the owner of the Casamora Resort Assets, which are still under development.

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

Quarter Ended	High	Low

June 30, 2024	$1.5500	$0.7500
March 31, 2024	$0.9090	$0.1799
December 31, 2023	$0.4500	$0.1570
September 30, 2023	$0.5100	$0.1075

June 30, 2023	$0.5100	$0.2538
March 31, 2023	$0.5100	$0.1001
December 31, 2022	$0.4100	$0.0921
September 30, 2022	$0.4499	$0.1503

As of September 30, 2024, there were approximately 297 holders of record of our common stock, and the last reported closing sales price of our common stock on that date was $0.74.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of June 30, 2024.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2022 Omnibus Performance Award Plan	-	-	19,775,931

Equity compensation plans not approved by security holders:	-	-	-
Options to Purchase Common Stock (Michael Singh)	11,250,000	$0.32	-
Options to Purchase Common Stock (Andrew Trumbach)	11,250,000	$0.32	-

Total	22,500,000		19,775,931

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

Between May 26, 2022, and June 30, 2022, the Company sold, in a private offering of up to $25 million of the Company’s Common Stock, at a price per share of $1.00 (the “Offering”), the Company entered into a Subscription Agreement with investors in the Offering for an aggregate of 1,818,000 shares of Common Stock with a total subscription price of $1,818,000. The Company has received a total of $875,000 and still has pending an aggregate of 943,000 shares of Common Stock (the “Pending Shares”) for a total subscription receivable of $943,000. The Company expects such proceeds to be funded, and the Pending Shares to be issued, during fiscal year 2025. All purchases made in connection with the Offering were pursuant to Subscription Agreements & Investor Suitability Questionnaires as between the Company and each of the investors.

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

In December 2023 and April 2024, the Company issued 50,000,000 shares of common stock to each of Mr. Singh and Dr. Trumbach, respectively, in lieu of cash bonus at a discounted price per share of $0.01.

In December 2023, the Company issued an aggregate of 9,982 shares of its common stock as consideration for services rendered.

In June 2024, the Company has approved the issuance of, and in September 2024 the Company issued, an aggregate of 31,706,358 shares of restricted common stock in lieu of cash compensation to Mr. Singh, Dr. Trumbach, Mr. Trumbach and a consultant, at an average price per share of $0.247.

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

Overview

Awaysis Capital Inc is a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travellers. Our strategy overlays the quality and consistency of the hotel management system over the Airbnb type rental model.

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

Revenues

As of June 30, 2024, our revenue consists primarily of monthly rental income of villas and commission from the rental of real property.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions and other personnel-related expenses, which may include share-based compensation, for employees engaged in sales, marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

General and Administrative Expenses

Our general and administrative costs include payroll, employee benefits, and other personnel-related costs, which include share-based compensation, associated with administrative and support staff, as well as legal and accounting costs, insurance costs, depreciation and other administrative fees.

Results of Operations – Fiscal Years Ended June 30, 2024 and June 30, 2023

We commenced activities and started to incur material costs in the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. Our business strategy continued through the fiscal year ended June 30, 2024, showing substantial growth in operating expenses in preparation for expected future growth in revenue.

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

Revenues

We recognized revenue of $50,674 and $107,760 - during the fiscal years ended June 30, 2024, and 2023, respectively. Revenue generated during fiscal year 2024 consisted of monthly rental income and commissions from short term property rentals. Revenue generated during fiscal year 2023 also consisted of monthly rental income and commissions from property rentals. The decrease in revenue from fiscal year 2023 to fiscal year 2024 was a result of construction in areas of the Casamora property which decreased the rental ability of existing units.

Sales and Marketing Expenses

During the fiscal years ended June 30, 2024 and 2023, we incurred sales and marketing expenses of $36,675 and $91,319, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The decrease in sales and marketing expenses from fiscal year 2023 to fiscal year 2024 was because in fiscal year 2023, we incurred more expenses on the initial push of marketing and sales than in fiscal year 2024 when such expenses stabilized.

General and Administrative Expenses

During the fiscal years ended June 30, 2024 and 2023, we incurred general and administrative expenses of $7,037,957 and $4,312,499, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The increase in general and administrative expenses from fiscal year 2023 to 2024 was a result of continued growth of the Company’s operations and related increases in such expenses.

Operating Loss

During the fiscal years ended June 30, 2024, and 2023, we recognized operating losses of $(7,023,958) and $(4,296,058), respectively. These losses were primarily attributable to increased operating expenses related to salaries due to the Company scaling its hospitality operations under the Awaysis brand, having to re-audit its two prior years financial statements and preparing for a registered offering of securities. The increase in operating loss from fiscal year 2023 to fiscal year 2024 was a result of increased general and administrative expense and a decrease in recognized revenue which occurred when Casamora moved its Villas from its rental portfolio to renovate them.

Other Income (Expenses)

During the fiscal years ended June 30, 2024 and 2023, we incurred other income and expense of $69,518 and $(612), respectively, consisting of interest earned, offset by interest expense and loss on asset from the write off of software which was never put into service.

Net Loss

During the fiscal years ended June 30, 2024 and 2023, we recognized net losses of $(7,093,476) and $(4,295,446), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and the continued transitioning from being a shell company to an operating company. The increase in net loss from fiscal year 2023 to fiscal year 2024 was a result of increased expenses as described above.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $745,991 and had a positive working capital of $7,795,602, of which was mainly from the issuance of shares for real estate inventory, the sale of shares from our private placement of common stock and the June 2024 loan of $1,100,000 to the Company from an affiliate. We have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months and expect the anticipated cost of development of our first properties to come from pre-sales, investors subscriptions, advances or loans from our principal shareholders and not cash-on-hand. We will need to raise additional cash to satisfy our long-term requirements.

Historically, an affiliate shareholder has advanced funds on our behalf as we have required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders. The shareholder has indicated its intention to continue to do so and most recently loaned $1,100,000 to the Company; provided, however, that such intentions do not represent a binding commitment by the affiliate shareholder and there is no guarantee that it will be able to provide all of the funding necessary to achieve this objective. To date, this affiliate shareholder has advanced and received a net of approximately $599,537 on behalf of the Company to cover certain of the Company’s expenses and loaned $1,100,000 for bridge financing.

If we are unable to obtain additional advances from our affiliate shareholder, we anticipate facing major challenges in raising the necessary funding to affect our business plan. Raising debt or equity funding for small publicly quoted, penny stock companies is extremely challenging. We can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If we are not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned acquisitions and developments. Any of these actions could materially harm our planned business.

Our plan for satisfying our cash requirements for the next 12 months and beyond or to further expand our asset base is through the generation of rental revenues, sale of shares of our capital stock to third parties and advances from our affiliate shareholder. While we are seeking to raise up to $10 million through the sale of our common stock or through other offerings of securities, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through June 30, 2024, we have raised an aggregate of $1,918,000 in our recent private placement and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Year ended June 30,
	2024	2023
Cash used in operating activities	$503,108	$(257,255)
Cash provided by investing activities	(857,196)	(29,631)
Cash provided by financing activities	1,100,000	(195,000)
Change in cash	$745,912	$(481,886)

Cash Flows from Operating Activities

We generated positive cash flows from operating activities in the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023. Net cash flows used in operating activities were $503,108 and $(257,255) for the fiscal years ended June 30, 2024, and 2023, respectively.

Cash Flows from Investing Activities

During the fiscal years ended June 30, 2024 and 2023, net cash flow used for investing activities was $(857,196) and $(29,631), respectively.

Cash Flows from Financing Activities

In 2022 through June 30, 2024, we have financed our operations by way of advances from our current majority shareholders, issuance of shares and debt for real estate inventory, in addition to cash raised from the private placement offering and an affiliate loan. In June 2024 the company received a convertible note in the amount of $1,100,000 from Harthorne Capital, an affiliate shareholder.

For the fiscal years ended June 30, 2024, and 2023, net cash from financing activities was $1,100,000 and $(195,000), respectively.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing construction and to execute our business plan. In addition, we are dependent upon our controlling shareholders to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

As per ASC 970-340-25-18, once the property is considered substantially complete, the capitalization of costs typically ceases. The entity stops adding new costs to the property’s carrying value except for additional improvements or costs that extend the asset’s life or improve its utility. This means that these types of costs are no longer added to the property’s carrying value once the property is substantially completed and held for rental. Instead, these costs are expensed as incurred, unless they directly enhance the property or extend its useful life.

Once the property is held for rental and substantially complete, the property is classified as a depreciable real estate asset and the total cost capitalized to date up to the point of substantial completion becomes the asset’s carrying amount. The cost of the property’s carrying amount (less its land value) is allocated over its estimated useful life.

Costs incurred after the property is completed and held for rental are generally expensed unless they extend the property’s useful life (ASC 970-340-35-3).

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

As of June 30, 2024, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the late filing of certain reports with the Securities and Exchange Commission. The Company’s management is seeking to remedy this deficiency.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a – 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of June 30, 2024, and have concluded that, as of June 30, 2024, our internal control over financial reporting was effective.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have six directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of September 30, 2024:

Name	Age	Titles
Michael Singh	58	Chairman, Co-Chief Executive Officer and Director
Dr. Andrew E. Trumbach	63	Director, Co-Chief Executive Officer and CFO
Lisa-Marie Iannitelli	46	Director and Executive Vice President of Investor Relations
Dr. Claude Stuart	63	Director
Dr. Narendra Kini	62	Director
Tyler Trumbach	34	Director and Chief Legal Counsel

Michael Singh, Chairman, Co-Chief Executive Officer and Director. Mr. Singh has been the Company’s Chairman of the Board and a member of the Company’s Board of Directors since November 23, 2021, and from November 23, 2021 to June 26, 2024 he was the Company’s Chief Executive Officer. On June 26, 2024, Mr. Singh was appointed Co-Chief Executive Officer with Andrew Trumbach. Mr. Singh is the founder and CEO of BTALCO Limited for over 20 years, and which is a leading logistics provider in Belize. Mr. Singh is also the managing partner for Island Club Resorts Ltd since June 2002 and has successfully developed, operated and sold the Belize Yacht Club, a major condominium development in San Pedro, Ambergris Caye, which consists of approximately 80 luxury units. Mr. Singh is also, since February 2016, the founder and Managing Partner of Century 21 Belize, a leading provider of real estate sales services in Belize. Mr. Singh holds a degree in Finance and International Business from Loyola University in New Orleans. At various times, he has served in the capacity of CEO for the Ministry of Tourism, Civil Aviation and Culture, and CEO of the Ministry of Trade and Investments, in Belize. Mr. Singh has extensive experience in a variety of successful Belize-based ventures.

Mr. Singh is an Executive Director of Harthorne Capital, Inc.

The Company believes that Mr. Singh is qualified to serve as a member of the Board of Directors due to his extensive business experience.

Dr. Andrew E. Trumbach, Co-Chief Executive Officer, Chief Financial Officer and Director. Dr. Trumbach has been a member of the Company’s Board of Directors since November 23, 2021, and President from November 23, 2021 to June 26, 2024. Dr. Trumbach previously served as the Chief Financial Officer of the Company until his resignation on August 15, 2022, and has since been reappointed as CFO in September 2023. On June 26, 2024, Dr. Trumbach was appointed Co-Chief Executive Officer of the Company with Mr. Singh. Since 1992, Dr. Trumbach has been a consultant providing tax, accounting and financial analysis services and accounting information systems solutions to middle market companies and family-owned businesses. From 2008 to 2014, Dr. Trumbach was a part-time Professor at Nova Southeastern University, H. Wayne Huizenga School of Business and Entrepreneurship, where he taught classes on accounting, financial management , cost accounting, and accounting information systems. He was the part-time Chief Financial Officer of Omnia Wellness Inc. (OTC:OMWS) from March 2021 to October 2023. He was the EVP/CFO of a holding company from 2008 to 2019 that owned and operated one of the largest perfume distribution businesses operating worldwide. The company acquired and managed affiliated companies that included over 45 retail stores and a duty-free company operating airline, cruise, and retail duty free and duty paid concessions located in cruise, airport, and border locations worldwide. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial, and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water and sewer utility, mobile home parks, data centers, and funeral homes. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both the Caribbean and the United States. Dr. Trumbach is currently the owner of Writeup Express, Inc.In addition to a Bachelor of Science degree in Accounting and a Master of Business Administration degree, Dr. Trumbach has earned Doctorate degrees in both Information Technology Management and Accounting. He has undertaken numerous consulting projects for major companies in the United States and the Caribbean.

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

Mr. Trumbach is the son of Dr. Andrew Trumbach, the Company’s Co-CEO and CFO, and a director.

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

Name	Age	Titles
Michael Singh	58	Chairman, Co-Chief Executive Officer and Director
Dr. Andrew E. Trumbach	63	Director, Co-Chief Executive Officer and CFO
Lisa-Marie Iannitelli	46	Director and Executive Vice President of Investor Relations
Tyler Trumbach	34	Director and Chief Legal Counsel

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

Audit Committee

Our Audit Committee consists of Messrs. Trumbach, Stuart and Kini. The Board has determined that Messrs. Stuart and Kini are independent, and Dr. Trumbach is an “audit committee financial expert” as defined in SEC rules, although he is not independent. The Audit Committee has not yet adopted a written charter but expects to do so.

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

Communication with Shareholders

Shareholders wishing to communicate with the Board can send an email to info@awaysiscapital.com or write or telephone to the Company’s corporate offices:

Awaysis Capital, Inc.

Chairman

3400 Lakeview Drive, Suite 100

Miramar, FL 33027

Telephone: (855) 795-3311

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is incorporated by reference into this Annual Report on Form 10-K.

Corporate Governance

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended June 30, 2024, with the exception of one untimely Form 4 for each of Narendra Kini and Andrew Trumbach, and two untimely Form 4’s for Tyler Trumbach, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated. On June 26, 2024, the Board passed a resolution to allow the officers of the Company to convert their unpaid salaries to equity compensation

						Non-Equity
				Stock	Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year(1)	($)	($)	($)	($)	($)	($)	($)

Michael Singh(2)	2024	750,000	750,000	-	-	-	-	1,500,000
Co-CEO & Chairman	2023	750,000	750,000	-	(3)	-	-	1,500,000

Dr. Andrew Trumbach(4)	2024	750,000	750,000	-	-	-	-	1,500,000
Co-CEO and Chief Financial Officer	2023	750,000	750,000	-	(3)	-	-	1,500,000

Lisa-Marie Iannitelli	2024	-	-	-	-	-	-	-
Executive Vice President	2023	-	-	-	-	-	-	-

Tyler Trumbach(5)	2024	200,000	200,000	-	-	-	-	400,000
Chief Legal Counsel	2023	200,000	200,000	-	-	-	-	400,000

Amir Vasquez(6)	2024	-	-	-	-	-	-	-
Former CFO	2023	118,750	-	-	-	-	-	118,750

(1) “2024” represents the fiscal year ended June 30, 2024, and “2023” represents the fiscal year ended June 30, 2023.

(2) Mr. Singh’s salary for the 2023 and 2024 fiscal years has been earned and paid subsequent to June 30, 2024 through the issuance of common stock of the Company.

(3) The executive was granted options to purchase 11,250,000 shares of Common Stock on February 13, 2023. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

(4) Dr. Trumbach’s salary for the 2023 and 2024 fiscal years has been earned and paid subsequent to June 30, 2024 through the issuance of common stock of the Company.

(5) Mr. Trumbach’s salary for the 2023 and 2024 fiscal years has been earned and paid subsequent to June 30, 2024 through the issuance of common stock of the Company.

(6) Mr. Vasquez resigned from CFO in or around September 2023.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended June 30, 2024.

	Option Awards				Stock Awards
Equity
							Equity	Incentive
							Incentive	Plan
							Plan	Awards:
							Awards:	Market
							Number	or Payout
							of	Value of
						Market	Unearned	Unearned
					Number of	value of	Shares,	Shares,
	Number of	Number of			Shares	Shares	Units or	Units or
	Securities	Securities			or Units	of Units	Other	Other
	Underlying	Underlying			of Stock	of Stock	Rights	Rights
	Unexercised	Unexercised	Option	Option	That	That	That	That
	Options	Options	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested	Vested	Vested

Michael Singh	11,250,000	-	$0.32	02/13/2033	-	-	-	-
Andrew Trumbach	11,250,000	-	$0.32	02/13/2033	-	-	-	-
Tyler Trumbach	-	-	-	-
Lisa-Marie Iannitelli	-	-	-	-	-	-	-	-

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

Mr. Trumbach is entitled to participate in the Company’s incentive plans and shall initially be granted options to purchase 1,500,000 shares of the Company’s common stock, which have not been issued as of the date of this Annual Report on Form 10-K.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its directors to the fullest extent permitted by law.

Director Compensation

Equity compensation was earned by the Company’s independent directors in the amounts of $24,000 and $24,000 each during the fiscal years ended June 30, 2024 and 2023. Dr. Kini received his equity compensation in the amount of $24,000 for the fiscal year ended June 30, 2023, and has not received his equity compensation for the fiscal year ended June 30, 2024. Dr. Stuart has not received his equity compensation for either of the fiscal years ended June 30, 2024 and 2023. In consideration for their board service, we may also choose to compensate our outside directors in the form of options for each year for their continued service. We also reimburse our directors reasonable out of pocket expenses incurred in attending board meetings and in carrying out their board duties.

The following table summarizes cash and equity-based compensation information for our outside directors, for the year ended June 30, 2024:

	Fees				Nonqualified
	earned			Non-Equity	Deferred
	or paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Dr. Claude Stuart(1)	-	$24,000	-	-	-	-	$24,000
Dr. Narendra Kini(1)	-	$24,000	-	-	-	-	$24,000

(1) Such amount was earned during the fiscal year ended June 30, 2024 but the shares have not yet been issued.

All executive officers of the Company who are also directors received compensation, if any, for services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as September 30, 2024, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of September 30, 2024. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 383,991,026 shares outstanding as of September 30, 2024. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of September 30, 2024 are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

	Number of Shares		Percentage of Common Stock
Beneficial Owner	Beneficially Owned		Beneficially Owned
Harthorne Capital, Inc.(1)	101,674,666		26.23%
Michael Singh	125,321,153	(2)(3)	31.71%
Amir Vasquez	-		-%
Andrew Trumbach	125,321,153	(2)(3)	31.71%
Lisa-Marie Iannitelli	-	(2)	-%
Claude Stuart(4)	-		-%
Narendra Kini(5)	70,588		* %
Tyler Trumbach(6)	3,862,460		1.01%
All current directors and executive officers as a group (6 persons)	356,250,020		86.86%

* Less than 1%.

(1) Pursuant to a Schedule 13D filed with the Securities and Exchange Commission on March 14, 2022, as amended, Harthorne Capital, Inc. (“Harthorne”) operates as a holding entity for Mr. Singh and Dr. Trumbach’s initial investments in the Company. Additionally, each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli are Executive Directors of Harthorne. Each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli disclaims beneficial ownership of all such securities except to the extent of his or her pecuniary interest therein. Also includes 3,666,666 shares of our common stock underlying a Convertible Promissory Note which may be converted from time to time in the discretion of Harthorne, executed by the Company and Harthorne on August 2, 2024. Such conversion shares do not include any additional shares upon conversion of accrued and unpaid interest under the note.

(2) Does not include shares held by Harthorne. See Footnote (1) above.

(3) Includes options to purchase 11,250,000 shares of common stock. through December 1, 2023.

(4) Does not include $48,000 of equity compensation earned by Mr. Stuart but not yet issued.

(5) Such shares are owned indirectly through Lucky International Limited Corp., of which Mr. Kini has voting and dispositive control. Does not include $24,000 of equity compensation earned by Mr. Kini but not yet issued.

(6) Such shares are owned indirectly through River Rock Holdings, Inc., of which Mr. Trumbach has voting and dispositive control. Does not include options to purchase 1,500,000 shares of the Company’s common stock which the Company is obligated to grant to Mr. Trumbach, but which have not been issued as of the date of this Annual Report on Form 10-K.

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

Each of Mr. Singh, Dr. Trumbach and Ms. Iannitelli are Executive Directors of Harthorne, the owner of approximately 24.11% of the issued and outstanding shares of common stock of the Company.

As of the fiscal years ended June 30, 2024 and 2023, Harthorne advanced and received a net amount of $599,537 and $255,489, respectively, relating to costs paid on behalf of the Company. The Company expects Harthorne to continue to make and be repaid advances from time to time to cover construction and other expenses, although Harthorne has no legal obligation to do so. There is no agreement as between Harthorne and the Company with respect to these advances or the repayment of any such advances.

Tyler Trumbach, a director of the Company and its Chief Legal Officer, performed certain general counsel and legal services for the Company through The Law Offices of Tyler A. Trumbach, P.A., and in September 2022, received through his holding company River Rock Holdings, Inc., 333,333 shares of the Company’s common stock as payment in full for $50,000 of legal services provided by such firm. As of June 30 2024, Tyler Trumbach was issued through his holding company 3,529,127 shares of the Company’s common stock in lieu of accrued and unpaid cash compensation in the amount of $895,512.36 through June 30, 2024. Such shares were issued to Mr. Trumbach in September 2024.

As of June 30, 2024, Michael Singh and Andrew Trumbach were each issued 14,071,153 shares of the Company’s common stock in lieu of accrued and unpaid cash compensation in the amount of $3,469,664 through June 30, 2024. Such shares were issued to Mr. Singh and Dr. Trumbach in September 2024.

In June 2024, Harthorne loaned $1,100,000 in bridge financing to the Company, which was evidenced by a Convertible Promissory Note, executed by the Company and Harthorne on August 2, 2024, with an issue date as of July 30, 2024. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note, on July 30, 2025. The outstanding principal balance of and interest on the note shall be convertible, in whole or in part, at the option of Harthorne at any time prior to the maturity date, into shares of common stock of the Company, at a conversion price of $.30 per share.

Family Relationships

Tyler Trumbach, the Company’s Chief Legal Counsel and a director, is the son of Dr. Andrew Trumbach, the C-CEO and CFO and a director of the Company.

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

Item 14. Principal Accountant Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Awaysis Capital, Inc. for the fiscal year ended June 30, 2024, with management and have reviewed related written disclosures of Moore Belize LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from Moore Belize LLP required by regulatory and professional standards and have discussed with Moore Belize LP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the fiscal year ended June 30, 2024.

We have also reviewed the various fees that we paid or accrued to our auditors,Moore Assurance SAS, Columbia, and Moore Belize LP during the year ended June 30, 2024, and 2023 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional and other services rendered by Moore Belize LP for the audit of our financial statements for the years ended June 30, 2024, and 2023:

	2024	2023
Audit Fees	$43,200	$18,000
Audit Related Fees	$2,000	$6,000
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$45,200	$24,000

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements that are normally provided by the above auditor in connection with statutory and regulatory filings or engagements. Audit-related fees consist of fees billed for professional services rendered for the review of SEC filings or review in quarterly reports and services that are normally provided by the above auditor in connection with statutory and regulatory filings. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit
Number	Description of Document

3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to its Articles of Incorporation (2)
3.4	By-Laws (1)
4.1	Description of Registrant’s Securities
4.2	Promissory Note with Harthorne Capital Inc. (9)
10.1*	2022 Omnibus Performance Award Plan (3)
10.2	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Curah Capital Corporation (4)
10.3	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Agorapyth X Corporation (4)
10.4	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Abraxas Corporation (4)
10.5*	Employment Agreement with Tyler Trumbach (5)
10.6*	Employment Agreement with Michael Singh (6)
10.7*	Employment Agreement with Andrew Trumbach (6)
10.8*	Restricted Stock Agreement with Michael Singh (6)
10.9*	Restricted Stock Agreement with Andrew Trumbach (6)
10.10*	Stock Option Agreement with Michael Singh (6)
10.11*	Stock Option Agreement with Andrew Trumbach (6)
10.12	Demand Promissory Note dated June 30, 2022 with Curah Capital Corporation (7)
10.13	Demand Promissory Note dated June 30, 2022 with Abraxas Corporation(7)
10.14*	First Amendment to Employment Agreement with Michael Singh (8)
10.15*	First Amendment to Employment Agreement with Andrew Trumbach (8)
14.1	Code of Business Conduct and Ethics(7)
21.1	Subsidiaries of the Registrant(7)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from the exhibit included in the Company’s Registration Statement on Form 10 filed with the SEC dated August 2, 2021.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.

(3)	Incorporated by reference from Appendix B of the Information Statement on Schedule 14C filed with the SEC on March 4, 2022.

(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022.

(5)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.

(6)	Incorporated by reference from the exhibit included in the Company’s Annual Report on Form 10-K filed for the fiscal year ended June 30, 2023.

(7)	Incorporated by reference from the exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

(8)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024

(9)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K/A filed with the SEC on August 7, 2024

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWAYSIS CAPITAL, INC.

/s/ Michael Singh
Michael Singh
Chairman and Chief Executive Officer

Dated: October 11, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Singh	Chairman and Co-CEO	October 11, 2024
Michael Singh	(Co-Principal Executive Officer)

/s/ Andrew Trumbach	Co-CEO and Chief Financial Officer and Director	October 11, 2024
Andrew Trumbach	(Co-Principal Executive Officer and Financial and Accounting Officer)

/s/ Lisa-Marie Iannitelli	Executive Vice President and Director	October 11, 2024
Lisa-Marie Iannitelli

/s/ Claude Stuart	Director	October 11, 2024
Claude Stuart

/s/ Narendra Kini	Director	October 11, 2024
Narendra Kini

/s/ Tyler Trumbach	Chief Legal Counsel and Director	October 11, 2024
Tyler Trumbach

Awaysis Capital, Inc.

Moore Belize LLP New Horizon Building 3 ½ Miles Philip S. W. Goldson Hwy Belize City, Belize T +501 223 2144 T +501 223 2139 E r.magana@moore-belize.bz www.moore-belize.bz

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Awaysis Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Awaysis Capital, Inc. and subsidiaries (the Company) as of 30 June 2024 and 30 June 2023, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of 30 June 2024 and 30 June 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2023.

Moore Belize LLP (PCAOB ID 6999)

Belize City Belize CA

October 11, 2024

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Balance Sheet

(Audited)

	June 30, 2024	June 30, 2023
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$745,991	$79
Accounts receivable	4,284	-
Prepaid expenses	2,931	17,201
Inventory	10,594,936	11,323,226
Total current assets	11,348,142	11,340,506

Non-current assets
Fixed assets, net	853,940	49,028
Escrow Deposit - Real Estate	5,000	-
Security deposit	14,500	14,500
Operating lease right-of-use	261,564	328,976
Total non-current assets	1,135,004	392,504

Total Assets	$12,483,146	$11,733,010

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	98,200	44,859
Other current liabilities	75,356	118,860
Current portion of lease liability	89,003	-
Due to related party	653,417	2,834,323
Convertible note payable - related party, net of discount	36,565	-
Notes payable	2,600,000	2,600,000
Total current liabilities	3,552,541	5,598,042

Operating lease liabilities	182,649	251,214
Total non-current liabilities	182,649	251,214

Total liabilities	3,735,190	5,849,256

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at June 30, 2024 and June 30, 2023, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at June 30, 2024 and June 30, 2023 were 383,958,598 and 252,227,035, respectively	3,839,586	2,522,271
Common stock subscribed – $0.01 par value subscribed common shares at June 30, 2024 and June 30, 2023 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	18,484,873	9,844,510
Accumulated deficit	(12,642,933)	(5,549,457)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	8,747,956	5,883,754

Total liabilities and stockholders’ equity	12,483,146	11,733,010

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Operations

(Audited)

	Year Ended	Year Ended
	June 30, 2024	June 30, 2023

Revenue	$50,674	$107,760

Operating expenses
Sales and marketing	36,675	91,319
General and administrative	7,037,957	4,312,499
Total operating expenses	7,074,632	4,403,818

Loss from operations	(7,023,958)	(4,296,058)

Other (income) expense
Other Income	(192)	(612)
Interest Expense	47,565	-
Loss on Asset	22,145	-
Total other (income) expense	69,518	(612)

Net loss before income taxes	(7,093,476)	(4,295,446)
Income taxes	-	-

Net loss	$(7,093,476)	$(4,295,446)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.02)	$(0.03)

Weighted average number of common shares outstanding (basic and diluted)	292,965,978	162,781,188

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2024, and 2023

(Audited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2022	157,804,875	$997,486	$580,563	$(1,193,000)	$9,850,605	$(1,254,011)	$8,981,643
Shares issued for services	475,387	4,755	-	-	107,802	-	112,557
Shares issued at $1.00	100,000	1,000	-	-	99,000	-	100,000
Restricted Stock awards	100,000,000	1,000,000	-	-	-	-	1,000,000
Shares subscribed adjustment on acquisition	(5,210,209)	516,530	(568,633)	-	(212,897)	-	(265,000)
Decrease in subscriptions	-	2,500	(2,500)	250,000	-	-	250,000
Net Income (Loss)	-	-	-	-	-	(4,295,446)	(4,295,446)
Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(5,549,457)	$5,883,754

Balance, June 30, 2023	253,170,053	$2,522,271	9,430	(943,000)	9,844,510	(5,549,457)	5,883,754
Shares issued for services	3,589,239	35,891	-	-	882,456	-	918,348
Directors’ Equity Compensation	28,142,306	281,423			6,657,907		6,939,330
Shares issued at $.01 for directors’ Bonuses	100,000,000	1,000,000	-	-	-	-	1,000,000
Additional paid in capital BCF	-	-	-	-	1,100,000	-	1,100,000
Net Income (Loss)	-	-	-	-	-	(7,093,476)	(7,093,476)
Balance, June 30, 2024	384,901,598	$3,839,585	$9,430	$(943,000)	$18,484,874	$(12,642,933)	$8,747,956

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(Formerly JV Group, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Year End	Year End
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,093,476)	$(4,295,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$30,139	2,747
Loss on write-off of asset	$22,145	-
Interest Expense	47,565	-
Stock based compensation	$8,857,679	112,557
Restricted stock awards	$-	1,000,000
Amortization of operating lease right-of-use	$67,412	52,869
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	$(4,284)	-
(Increase) decrease in prepaid expenses	$14,270	(14,701)
(Increase) decrease in Inventory expenses	$728,289	86,275
(Increase) decrease in escrow deposit – real estate	$(5,000)	-
(Increase) decrease in security deposit	$-	(14,500)
Increase (decrease) in due to related party	$(2,180,906)	2,821,826
Increase (decrease) in accounts payable	$53,340	2,889
Increase (decrease) in other current liabilities	$(54,504)	118,860
Increase (decrease) in operating lease liabilities	$20,439	(130,631)
Net cash provided by/(used in) operating activities	$503,108	(257,255)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(2,554)	(54,631)
Asset put into service	$(856,491)
Sale of fixed assets	1,849	25,000
Net cash used in investing activities	$(857,196)	(29,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	$1,100,000	-
Payment of note payable	$-	(280,000)
Net proceeds from sale of equity	$-	85,000
Net cash provided by/(used in) financing activities	$1,100,000	(195,000)
Net change in cash	$745,912	(481,886)
Cash - beginning of year	$79	481,965
Cash - end of year	$745,991	79

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (formerly known as JV Group, Inc.), a Delaware corporation, (“Awaysis”, “JV Group”, “the Company”, “we”, “us” or “our’) is a publicly quoted operating company listed on the OTC Marketplace. We are a vacation rental company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize revenues, providing attractive returns to investors and exceptional vacation experiences to travellers.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The Company will hold payments made by guest in advance of reservations in a restricted escrow account until the rescission period expires in accordance with U.S. state regulations.

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

When a property is substantially completed and held for rental, it transitions from being considered a development project (in progress) to an operating asset. At this point, the key measurement focuses on capitalizing costs and transitioning into depreciation as required under ASC 970-340-25-18.

Capitalization of Construction Costs Ceases after Substantial Completion

Prior to substantial completion, the costs incurred for the construction and development of the property (such as land acquisition, construction costs, interest, and certain other costs) are capitalized.

As per ASC 970-340-25-18, once the property is considered substantially complete, the capitalization of costs typically ceases. The entity stops adding new costs to the property’s carrying value except for additional improvements or costs that extend the asset’s life or improve its utility. This means that these types of costs are no longer added to the property’s carrying value once the property is substantially completed and held for rental. Instead, these costs are expensed as incurred, unless they directly enhance the property or extend its useful life.

Once the property is held for rental and substantially complete, the property is classified as a depreciable real estate asset and the total cost capitalized to date up to the point of substantial completion becomes the asset’s carrying amount. The cost of the property’s carrying amount (less its land value) is allocated over its estimated useful life.

Costs incurred after the property is completed and held for rental are generally expensed unless they extend the property’s useful life (ASC 970-340-35-3).

Impairment Testing (ASC 970-340-35-1 to 35-2)

Even though the property is measured at cost, impairment testing may be required under ASC 360 if there are indicators that the property’s carrying amount might not be recoverable. After substantial completion, the property’s carrying value is subject to impairment testing under ASC 360, where a reduction in the property’s recoverable value may require a write-down to fair value (ASC 970-340-35). If held at fair value (under ASC 360 or other applicable standards), market-based inputs would be used, including comparable sales, discounted cash flows, or appraisals to determine the fair value of the property.

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

As of the fiscal year ended June 30, 2024, we were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023. See Note 6 below for details of lessee leases.

Beneficial Conversion Features - The Company accounts for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company is a development stage corporation, and we have identified certain revenue streams during this development stage.

The Company currently derives its revenue primarily from the short-term unit rentals of sold and unsold inventory at the resort we own and manage.

Revenue from rentals is recognized over the period in which a guest completes a stay.

Other services consist of revenue derived from our real estate brokerage and other related services.

Other Services

In addition to providing vacation rental platform services, the Company provides other services including real estate brokerage and management services. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform. As such, the Company enters into an exclusive rental management contract with each homeowners’ associations it controls. Under the real estate brokerage services, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as cost of revenue in the consolidated statements of operations. Under the homeowner’s association management services, the Company provides common area property management, community governance, and association accounting services to community and homeowner associations in exchange for a management fee and other incrementally billed services. The services represent an individual performance obligation in which the Company has determined it is primarily responsible. Revenue is recognized over time as services are rendered for the management fee and incrementally billed services are recognized at a point in time.

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

For real estate inventory that is considered substantially completed and may include the Company’s rental pool, the Company has implemented the Real Estate Accounting Guidance under ASC 970 for real estate development, rental, and sales activities. Details of ASC 970 are included in Fixed Assets above.

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

The carrying amounts of financial instruments including cash, accounts payable and notes payable approximated fair value as of June 30, 2024, and 2023 due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements

As of June 30, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

3. CASH

As of June 30, 2024, our cash balance was $745,991 and as of June 30, 2023 our cash balance was $79.

4. INVENTORY

Inventory of real estate under construction was $10,594,936 and $11,323,226 as of June 30, 2024 and 2023, respectively.

5. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at June 30, 2024 and 2023 is as follows:

	Useful Lives	June 30, 2024	June 30, 2023
Furniture and fixtures	7 years	$15,017	$15,017
Computer and equipment	5 years	3,782	5,631
Machinery	5 years	5,000	5,000
Software	3 years	6,536	26,127
Assets/property placed into service	40 years	856,491	-
Less depreciation and amortization		(32,886)	(2,747)
Total fixed assets, net		$853,940	49,028

6. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of June 30, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

June 30, 2024

2025	89,003
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	302,924
Present value adjustment	(31,272)
Total operating lease liabilities	$271,652

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $89,003 and $182,649, respectively.

7. ACCOUNTS PAYABLE

As of June 30, 2024, and 2023, the balance of accounts payable was $98,200 and $44,859, respectively, and related primarily to expenses relating to SEC filings, outstanding legal expenses and share transfer expenses.

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of a hospitality tax payable, a security deposit liability and accrued expenses. the balance of other current liabilities was as of June 30, 2024, and 2023 was $75,356 and $118,860, respectively,

As of June 30, 2024, and 2023, the balance of accrued expenses was $73,196 and $118,860, respectively, As of June 30, 2023 the balance consisted of expenses relating to salary and payroll accrual for development and administration teams and the current portion of operating lease liabilities. As of June 30, 2024, salary and payroll accruals for related party are reported in due to related parties and current portion of operating lease liabilities are reported as its own line item. As June 30, 2024, the balance consisted of accrued interest of $11,000 and payroll for non-related parties of $62,196.75.

9. DUE TO RELATED PARTIES

As of June 30, 2024, and 2023, the balance of due to related parties was $1,753,417 and $2,834,323, respectively, and related to both costs paid on behalf of the Company and funding to the Company provided by Harthorne Capital, Inc, an affiliate of the Company and other related party members. As of June 30, 2024, salary and payroll accruals for directors are also included in due to related party. In prior year they were included in accrued expenses.

On February 13, 2023, the Company entered into compensation agreements with certain executive officers and directors of the Company and as a result, approximately $2,500,000 in salary compensation is included in the related party as of June 30, 2023.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to Awaysis Capital, Inc by Harthorne Capital, Inc, an affiliate of the Company. As of June 30, 2024, and 2023, the net balance of Notes – related party was $36,565 and $0, respectively. The net balance consists of the principle of the note of $1,100,000 and the discount on the beneficial conversion feature of $(1,100,000). This Discount is amortized on a straight-line basis over the life of the note. The current amortization of the discount is $36,565.

10. NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE – RELATED PARTY

The Company has notes payable as of June 30, 2024, and 2023 in the amount of approximately $2,600,000 and $2,600,000, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was subsequently fully paid on August 8, 2022.

Convertible Note Payable – Related Party

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to Awaysis Capital, Inc. by Harthorne Capital, Inc., an affiliate of the Company, bearing an annual interest rate of 12%. The note is due June 19, 2025 unless sooner paid in full or converted in accordance with the terms of conversion at $.30 per share. The excess of the fair value of the convertible note is $2,016,667 and the discount in the amount of $1,100,000 is amortized over a 1-year period with a maturity date of June 19, 2025.

As of June 30, 2024, and 2023, the net balance of Notes – related party was $36,565 and $0, respectively. The net balance consists of the principle of the note of $1,100,000 and the discount on the beneficial conversion feature of $(1,100,000)..This Discount is amortized on a straight-line basis over the life of the note. The current amortization of the discount (recorded as interest expense) is $36,565.

11. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2024, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the fiscal years ended June 30, 2024 or 2023.

Common Stock

As of June 30, 2024, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 383,958,598 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the fiscal year ended June 30, 2024, the Company issued 131,731,545 common shares in the amount of $8,857,679. From this amount, the Company issued 3,589,239 shares for payment of professional services in the amount of $$918,349. The Company issued 28,142,306 shares for Director equity compensation in the amount of $6,939,330, and paid a discounted director bonus of 100,000,000 shares in the amount of $1,000,000,

During the fiscal year ended June 30, 2023, the Company sold 100,000 common shares in a private offering, at a price per share of $1.00 for $100,000 in gross proceeds.

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

During the fiscal year ended June 30, 2023, the Company issued 100,050,000 shares of restricted common stock to certain of its executive officers and directors.

On June 26, 2024, the Board passed a resolution to allow the officers of the Company and certain other parties to convert their unpaid salaries or other compensation to equity compensation, The company converted salaries and other compensation totaling $6,939,330 into an aggregate of 28,142,306 shares of common stock. The issuance of such shares was effected subsequent to June 30, 2024.

Stock-based compensation of $918,349 and $112,557 was issued for services during the fiscal years ended June 30, 2024, and 2023, respectively, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

No potentially dilutive debt or equity instruments were issued or outstanding during the fiscal year ended June 30, 2024, and 2023.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2024, and 2023.

Warrants

No warrants were issued or outstanding during the twelve months ended June 30, 2024, or 2023.

Stock Options

The Company has adopted the 2022 Omnibus Performance Award Plan in February 2022 (the “Plan”). The Plan authorizes the granting of 19,775,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the twelve months ended June 30, 2024 or 2023.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of June 30, 2024. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

12. REVENUE

During the fiscal year ended June 30, 2024 and June 30, 2023, the Company earned revenue of $50,674 and $107,760, respectively. Of this revenue, $17,655 was recognized from rental income, while $33,019 was earned from commissions and other services.

13. SALES AND MARKETING EXPENSES

Advertising expenses amounted to approximately $36,675 and $91,319 as of June 30, 2024, and June 30, 2023, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

14. GENERAL AND ADMINISTRATIVE EXPENSES

During the fiscal years ended June 30, 2024 and 2023, we incurred general and administrative expenses of $7,037,957 and $4,312,499, respectively, consisting of audit and accounting fees related to its re-audit of 2021 and 2022 financial statements, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company offering and compliance expenses.

15. OTHER INCOME (EXPENSE)

During the fiscal year ended June 30, 2024, we incurred interest expense on a convertible note and interest expense on the beneficial conversion feature of $47,565, a loss of $22,145 on an asset from a write off of software which was never put into service and other income of $192.

During the fiscal year ended June 30, 2023 we incurred other income of $612.

16. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the twelve months ended June 30, 2024 and 2023 and, to the best of our knowledge, no legal proceedings are pending or threatened.

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined the following subsequent events are required to be disclosed.

As of the date of the issuance of these financial statements, the Company has engaged in two lease contracts for commercial space rental enabling an increase in rental income of $16,000 per month. The two Leases are detailed below.

●	On September 1, 2024, The Company obtained a signed 6-month lease contract for the use of Parcel 12132 and 12135 Block 7 of commercial space located at Casamora Resort in San Pedro, Belize for $3,000 USD a month rent with utilities not included. Due at commencement of this lease is first month’s rent, last month’s rent, and a security deposit of $3,000. This lease may be renewed for an additional six months if the tenant gives notice 2 months prior to termination date.

●	On September 1, 2024, The Company obtained a signed 6-month lease contract for the use of approximately 2500 square feet of commercial space basement, 5,000 square feet first floor, and 5,000 square feet second floors, and large terrace on the roof located at Casamora Resort in San Pedro, Belize for $13,000 USD a month rent with utilities not included. The first month’s rent is abated, and due at commencement of this lease is the last month’s rent, and a security deposit of $13,000. In the event of a default, the abated rent shall be immediately due. This lease may be renewed for an additional six months if the tenant gives notice 2 months prior to termination date.

●	As of September 30,2024, the Company was approved for a $5,000 000 Line of Credit with an expected closing date in October 2024. The Line of Credit terms are for 12 months at an interest rate of 3.5%. The use of proceeds is for acquisition of Chial Limited and other targeted acquisitions and to complete the development of Awaysis Casamora.

In September 2024, the Company’s Board of Directors and holders of a majority of its outstanding voting securities, approved of a reverse split of up to 1-for-20 of the Company’s issued and outstanding shares of common stock (the “Reverse Split”) and authorized the Company’s Co-CEOs, in their sole discretion, to determine the final ratio and effect the Reverse Split any time before the one year anniversary of the approval date. The Company does not yet have an effective date for the Reverse Split, but expects the Reverse Split to take effect in the second half of its 2025 fiscal year.

Other than as provided above or in the other notes to these financial statements, the Company has determined that there were no other subsequent events that are required to be disclosed.

