Form 10-Q
period 2024-09-30
Awaysis Capital, Inc.
filed 2024-11-19
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 18, 2024, there were 384,286,206 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	September 30, 2024	June 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$234,367	$745,991
Accounts receivable	59,161	4,284
Prepaid expenses	1,750	2,931
Inventory	7,357,103	10,594,936
Total current assets	7,652,381	11,348,142

Non-current assets
Fixed assets, net	4,243,317	853,940
Operating lease right-of-use	243,987	261,564
Other non-current assets	19,500	19,500
Total non-current assets	4,506,804	1,135,004

Total Assets	$12,159,185	$12,483,146

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	128,720	98,200
Other current liabilities	124,815	75,356
Current portion of lease liability	89,261	89,003
Due to related parties	$945,551	$653,417
Convertible note payable – related party	1,100,000	1,100,000
Notes payable	2,600,000	2,600,000
Total current liabilities	4,988,347	4,615,976

Operating lease liabilities	164,720	182,649
Total non-current liabilities	164,720	182,649

Total liabilities	5,153,067	4,798,625

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at September 30, 2024 and June 30, 2024, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at September 30, 2024 and June 30, 2024 were 383,996,054 and 383,958,598, respectively	3,839,961	3,839,586
Common stock subscribed – $0.01 par value subscribed common shares at September 30, 2024 and June 30, 2024 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	17,400,169	17,384,873
Accumulated deficit	(13,300,442)	(12,606,368
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	7,006,118	7,684,521

Total Liabilities and Stockholders Equity	12,159,185	12,483,146

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30	September 30,
	2024	2023

Revenue	$44,119	$6,800

Operating expenses
Sales and marketing	61,916	3,021
General and administrative	649,071	3,535,607
Total operating expenses	710,987	3,538,628

Loss from operations	(666,868)	(3,531,828)

Other expense (income)
Other income	(5,848)
Interest expense	33,054	-
Total other expense	27,206	-

Net loss before income taxes	(694,074)	(3,531,828)
Income taxes

Net Loss	$(694,074)	$(3,531,828)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.01)

Weighted average number of common shares outstanding
(basic and diluted)	352,343,609	251,977,053

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

		Common	Common		Additional		Total
	Common	Stock Par	Stock	Subscription	Paid-in	Accumulated	Shareholders’
	Stock Shares	Value	Subscribed	Receivable	Capital	Deficit	Equity

Balance, June 30, 2024	384,901,598	$3,839,585	$9,430	$(943,000)	$18,484,874	$(12,642,933)	$8,747,956
Retrospective adjustment from adoption of ASU 2020-06					(1,100,000)
Net income adjustment due to adoption of ASU 2020-06						36,565
Adjusted Balance, June 30, 2024	384,901,598	3,839,585	9,430	(943,000)	(17,384,874)	(12,606,368)	7,684,521
Shares issued for professional services	37,456	376	-	-	15,295	-	15,671
Net loss	-	-	-	-	-	(694,074)	(694,074)
Balance, Sept 30, 2024	384,939,054	$3,839,961	$9,430	$(943,000)	$17,400,169	$(13,300,442)	$7,006,118

Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(5,549,457)	$5,883,754
Net loss	-	-	-	-	-	(3,531,828)	(3,531,828)
Balance, Sept 30, 2023	253,170,053	2,522,271	$9,430	$(943,000)	9,844,510	$(9,081,285)	2,351,926

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three months Ended
	September 30, 2024	September 30, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(694,074)	$(3,531,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$13,206	698
Interest expense	33,000	-
Stock based compensation	$15,670	-
Amortization of operating lease right-of-use	$17,577	16,429
Changes in operating assets and liabilities:
(Increase) in accounts receivable	$(54,877)	-
(Increase) in prepaid expenses	$1,181	(9,628)
(Increase) decrease in Inventory	$(63,373)	(96,496)
Increase (decrease) in due to related party	$292,134	3,654,727
Increase (decrease) in accounts payable	$30,520	34,268
Increase (decrease) in other current liability	$16,459	-
Increase (decrease) in accrued expenses	$-	(31,395)
(Decrease) in operating lease liabilities	$(17,671)	(16,145)
Net cash provided (used) by operating activities	$(410,248)	20,630

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(101,376)	-
Sale of fixed assets	$-	1,849
Net cash used in investing activities	$(101,376)	1,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	$-	-

Net (decrease) in cash	$(511,624)	22,479
Cash - beginning of year	$745,991	79
Cash - end of year	$234,367	22,558

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (the “Company”, “we”, “us” or “our’) is a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers.

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

In September 2024, our Board of Directors and holders of a majority of our outstanding voting securities, approved of a reverse split of up to 1-for-20 of our issued and outstanding shares of common stock (the “Reverse Split”) and authorized our Co-CEOs, in their sole discretion, to determine the final ratio and effective date. We have not yet determined the final ratio or the effective date for the Reverse Split, nor will we commence the Reverse Split unless and until we deem it appropriate.

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

Interim Reviewed Financial Statements

The accompanying unaudited interim reviewed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. While we believe that the disclosures presented herein are adequate and not misleading, these interim financial statements should be read in conjunction with the Company’s audited financial statements and the footnotes thereto for the fiscal year ended June 30, 2024 included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and filed on October 11, 2024. Operating results for the interim period presented are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purposes of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The Company will hold payments made by guests to its facilities in advance of reservations in a restricted escrow account until the rescission period expires in accordance with U.S. state regulations.

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

Our financial accounts consist of accounts receivable, prepaid expenses, accounts payable, accounts payable due to related parties and notes payable. The carrying amount of our accounts receivable, prepaid expenses, accounts payable, accounts payable - related party and notes payable – related party approximate their fair values because of the short-term maturities.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Note 8 and 9 below for details of related party transactions in the period presented.

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

As of the quarter ended September 30, 2024, we were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023.

See Note 10 below for details of lessee leases during the three months ended September 30, 2024.

Beneficial Conversion Features

The Company adopted ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2025 on a full retrospective basis. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

As the convertible loan was approved by the Board of Directors of the Company on June 26, 2024, the retrospective impact of this adoption effects the financials for the year ended June 30, 2024. The financial impact is removing the discount on the beneficial conversion feature and the related amortization from the liability and equity section of the financial statements for the three months ended September 30, 2024 and the year ended June 30, 2024.

As of June 30, 2024, the Company accounted for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible.

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

Other Services

In addition to providing vacation rental platform services, the Company provides other services including real estate brokerage and management services. The purpose of these services is to attract and retain homeowners as customers of the Company’s vacation rental platform. As such, the Company enters into an exclusive rental management contract with each homeowners’ associations it controls. Under the real estate brokerage services, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as cost of revenue in the consolidated statements of operations. Under the homeowners’ association management services, the Company provides or would provide common area property management, community governance, and association accounting services to community and homeowner associations in exchange for a management fee and other incrementally billed services. The services represent an individual performance obligation in which the Company has determined it is primarily responsible. Revenue is recognized over time as services are rendered for the management fee and incrementally billed services are recognized at a point in time.

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

Impairment Testing (ASC 330)

Inventory is measured at the lower of cost and net realizable value (NRV) in accordance with applicable accounting standard ASC 330. The cost of inventory includes all costs of purchase, conversion, and other costs incurred in bringing the inventories to their present location and condition. At each reporting date, inventory is reviewed to ensure its carrying amount does not exceed NRV.

Impairment testing includes all categories of inventory, including raw materials, work-in-progress, and finished goods, as reported in the Company’s financial records. Impairment testing of inventory is to ensure the carrying value of inventory does not exceed its recoverable amount. If the NRV is lower than the carrying value, an impairment loss is recognized as part of cost of goods sold.

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

The carrying amounts of financial instruments including cash, accounts payable, and notes payable approximated fair value as of September 30, 2024 due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements

As of September 30, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

The Company adopted ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024 on a full retrospective basis. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

As the convertible loan was approved by the Board on June 26, 2024, the retrospective impact of this adoption effects the financials for the year ended June 30, 2024. The financial impact is removing the discount on the beneficial conversion feature and the related amortization from the liability and equity section of the financial statements for the three months ended September 30, 2024 and the year ended June 30, 2024. This accounted for an increase in the liabilities by $1,063,435 related to the discount on beneficial conversion of $1,100,000 feature and the related amortization of $36,565, an increase to retained earnings beginning balance related to the interest expense from the amortization of the discount on beneficial conversion feature of $36,565, and a decrease to equity of $1,100,000 related to additional paid in capital beneficial conversion feature.

3. CASH

As of September 30, 2024, our cash balance was $234,367 and as of June 30, 2024 our cash balance was $745,991.

4. INVENTORY

As of September 30, 2024, our balance of inventory of real estate under construction was $7,357,103 and as of June 30, 2024 the balance was $10,594,936.

5. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at September 30, 2024 and at June 30, 2024 is as follows:

		September 30,	June 30,
	Useful Lives	2024	2024
Property placed into service	40 years	$4,157,698	$856,491
Building improvements	15 years	101,376	-
Furniture and fixtures	7 years	15,017	15,017
Computer and equipment	5 years	8,782	8,782
Software	3 years	6,536	6,536
Less depreciation and amortization		(46,092)	(32,886)
Total fixed assets, net		$4,243,317	853,940

The Company recorded depreciation and amortization expense of $13,206 for the quarter ended September 30, 2024, and $32,886 for the year ended June 30, 2024, respectively.

6. ACCOUNTS PAYABLE

As of September 30, 2024 and June 30, 2024, the balance of accounts payable was $128,720 and $98,200, respectively, and related primarily to expenses relating to professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

7. OTHER CURRENT LIABILITIES

Other current liabilities consist of a hospitality tax payable, a security deposit liability and accrued expenses related to payroll and interest. The balance of other current liabilities as of September 30, 2024, and June 30, 2024 was $124,815 and $75,356, respectively,

As of June 30, 2024, the balance consisted of accrued interest of $11,000 and payroll for non-related parties of $62,197. As of September 30, 2024 the balance consisted of payroll for non-related parties of $62,197, accrued interest of $44,000, security deposit liabilities of $17,700 and hospitality tax of $918.

8. DUE TO RELATED PARTIES

As of September 30, 2024 and June 30, 2024, the balance due to related parties was $945,551 and $1,753,417, respectively, and related to both costs paid on behalf of the Company and funding to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company and other related party members. The balance due to related parties during the three months ended September 30, 2024, includes all salary and payroll accrual for the Company’s development and administration teams.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne. See details on the convertible bridge loan in Note 9 – Notes Payable And Convertible Note Payable – Related Party.

9. NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE – RELATED PARTY

The Company has notes payable as of September 30, 2024 and June 30, 2024 in the amount of approximately $2,600,000 and $2,600,000, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

Convertible Note Payable – Related Party

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note is due June 19, 2025 unless sooner paid in full or converted in accordance with the terms of conversion at $.30 per share.

As of June 30, 2024, the Company accounted for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible.

As of June 30, 2024 and per ASU 470-20, the excess of the fair value of the convertible note is $2,016,667 and the discount in the amount of $1,100,000 is amortized over a 1-year period with a maturity date of June 19, 2025.

As of June 30, 2024, the net balance of Notes – related party was $36,565. The net balance consists of the principle of the note of $1,100,000 and the discount on the beneficial conversion feature of $(1,100,000). This discount is amortized on a straight-line basis over the life of the note. The current amortization of the discount (recorded as interest expense) is $36,565.

As of July 1, 2024, the Company is required to adopt ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024 on a full retrospective basis. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements. Per the new guidance, the convertible debt can be accounted for as a single liability unit and eliminates the beneficial conversion feature.

As the convertible loan was approved by the Board on June 26, 2024, the retrospective impact of this adoption effects the financials only for the year ended June 30, 2024. The financial impact is removing the discount on the beneficial conversion feature and the related amortization from the liability and equity section of the financial statements for the year ended June 30, 2024. This accounted for an increase in the liabilities by $1,063,435 related to the Discount on beneficial conversion of $1,100,000 feature and the related amortization of $36,565, an increase to retained earnings beginning balance related to the interest expense from the amortization of the discount on beneficial conversion feature of $36,565, and a decrease to equity of $1,100,000 related to additional paid in capital beneficial conversion feature.

After the Adoption of ASU 2020-06, the balance of the convertible note payable is $1,100,000 as of September 30, 2024 and June 30, 2024.

Balance Sheet

	Balance Sheet at June 30, 2024 (Audited)	Adoption of ASU 2020-06 Adjustments	Restated Balance Sheet
Convertible note payable - related party, net of discount	36,565	1,063,435	1,100,000
Total current liabilities	3,552,541	1,063,435	4,615,976

Total liabilities	3,735,190	1,063,435	4,798,625

Additional paid in capital	18,484,873	(1,100,000)	17,384,873
Accumulated deficit	(12,642,933)	36,565	(12,606,368)
Total stockholders equity	8,747,956	(1,063,435)	7,684,521
Total liabilities and stockholders equity	12,483,146	0	12,483,146
Income Statement
Interest Expense	47,565	36,565	11,000
Net loss	(7,093,476)	36,565	(7,056,911)

10. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of September 30, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the

Consolidated Balance Sheets was as follows:

September 30,
2024

Remaining nine months ending June 30, 2025	$66,946
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	280,867
Present value adjustment	(26,887)
Total operating lease liabilities	$253,980

As of September 30, 2024, the total operating lease liability amount of $253,980 consists of current and long-term portion of operating lease liabilities of $89,261 and $164,720 respectively.

Operating lease costs were $21,963 and $87,850.64 for the three months ended September 30, 2024 and the year ended June 30, 2024, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2024:

September 30, 2024

Weighted-average remaining lease term, years	3.1
Weighted-average discount rate, %	7.0%

11. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended September 30, 2024, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the three months ended September 30, 2024.

12. STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2024, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2024 or the year ended June 30, 2024.

Common Stock

As of September 30, 2024, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 383,996,054 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued pending payment therefor.

During the three months ended September 30, 2024, the Company accounted for the issuance of 37,456 common shares in the amount of $15,671. The Company issued all 37,456 shares for payment of professional services.

As of September 30, 2024, the Company has entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000, and has a subscription receivable in the Consolidated Balance Sheet.

During the fiscal year ended June 30, 2024, the Company issued 131,731,545 common shares in the amount of $8,857,679. From this amount, the Company issued 3,589,239 shares for payment of professional services in the amount of $918,349. The Company issued 28,142,306 shares for director equity compensation in the amount of $6,939,330, and paid a discounted director bonus of 100,000,000 shares in the amount of $1,000,000.

No potentially dilutive debt or equity instruments were issued or outstanding during the three months ended September 30, 2024, or for the year ended June 30, 2024.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of September 30, 2024, or for the year ended June 30, 2024.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the three months ended September 30, 2024 or for the year ended June 30, 2024.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of September 30, 2024. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

13. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined the following subsequent event is required to be disclosed:

●	The Company was approved for a $5,000,000 Line of Credit with BOS Investments Inc., an affiliate of Michael Singh, the Company’s Chairman and Co-Chief Executive Officer. The Line of Credit terms are expected to be for 12 months at an interest rate of 3.5%. Furthermore, the use of proceeds is expected to be for the acquisition of Chial Limited and other targeted acquisitions and to complete the development of the Company’s Awaysis Casamora property. On November 15, 2024, Awaysis drew down on an initial tranche under the planned Line of Credit and executed a promissory note of $250,000 USD with BOS Investments Inc., which is expected to be rolled into the definitive documents relating to the full Line of Credit once finalized and executed.

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

Overview

Awaysis Capital, Inc. is a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize both sales and rental revenues, providing attractive returns to owners and exceptional vacation experiences to travelers. Our strategy overlays the quality and consistency of the hotel management system over the Airbnb type rental model.

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

As of September 30, 2024, Awaysis has a total of six units available for rent. Four of these units consist of Company owned villas. The Company maintains a rental agreement with the owners of the other two units, both of which are a part of the Company’s rental pool. Awaysis has also entered into a one-year lease agreement, effective April 1, 2024, on a three bedroom condominium located in the commercial building adjacent to the Casamora Resort Property. This unit has been listed for sale.

As of September 30, 2024, we estimate approximately $3,000,000 in construction cost projections for the remaining portions of the Casamora property. As development progresses, and more units are expected to become rentable, we expect an increase in hospitality revenues.

In September 2024 the Company entered into leases for the renting out of commercial space at Casamora, enabling an increase in rental income of $16,000 per month in the aggregate.

As development progresses, and more units are expected to become rentable, increased hospitality operations are expected over the coming months.

Results of Operations

We commenced activities and started to incur material costs in the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. Our business strategy continued throughout the fiscal year ended June 30, 2024, showing substantial growth in operating expenses in preparation for expected future growth in revenue.

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

Three Months Ended September 30, 2024, as Compared to September 30, 2023

Revenues

We recognized revenue of $44,119 and $6,800 - during the three months ended September 30, 2024, and 2023, respectively. Revenue generated during the three months ended September 30, 2024 consisted of monthly rental income and commissions from short term property rentals. Revenue generated during the three months ended September 30, 2023 also consisted of monthly rental income from property rentals. The increase in revenue from the three months ended September 2023 to 2024 was a result of having units available for rent in 2024 that were not available in the prior year period.

Sales and Marketing Expenses

During the three months ended September 30, 2024 and 2023, we incurred sales and marketing expenses of $61,916 and $3,021, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, and management and administration expenses in support of rental offerings and marketing. The increase in sales and marketing expenses from the three months ended September 30, 2023 to 2024 is due to an increased focus on marketing expenses as construction is completed and units become available for rent.

General and Administrative Expenses

During the three months ended September 30, 2024 and 2023, we incurred general and administrative expenses of $649,071 and $3,535,607, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The decrease in general and administrative expenses from the three months ended September 30, 2023 to 2024 mostly relates to bonuses of over $2.6 million paid during the three months ended September 30, 2023 that were not included during the three months ended September 30, 2024.

Operating Loss

During the three months ended September 30, 2024 and 2023, we recognized operating losses of $(666,868) and $(3,531,828), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives. The decrease in operating loss from the three months ended September 30, 2023 to 2024 was a result of decreased expenses related to salary and payroll bonuses, increased revenue from units being available for rent, and other details as described in this section.

Other Income (Expenses)

During the three months ended September 30, 2024 and 2023, we incurred other income and expense of $27,206 and $0, respectively, consisting of interest expense of $33,054 offset by other income of foreign exchange gains and interest earned of $(5,848)

Net Loss

During the three months ended September 30, 2024 and 2023, we recognized net losses of $(694,074) and $(3,531,828), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and the continued transitioning from being a shell company to an operating company. The decrease in net loss from the three months ended September 30, 2023 to 2024 was a result of decreased expenses related to salary and payroll bonuses, increased revenue from units being available for rent, and other details as described above.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $234,367 and had a positive working capital of $2,664,034, which was mainly from the issuance of shares for real estate inventory and the sale of shares from our private placement of common stock and the June 2024 loan of $1,100,000 to the Company from an affiliate. We have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated cost of development of our first properties to come from a $5 million line of credit commitment we expect to consummate in full in the second fiscal quarter of 2025, and of which on November 15, 2025 we drew drown a first tranche of $250,000. We will need to raise additional cash to satisfy our medium and long-term requirements.

Historically, an affiliate shareholder has advanced funds on our behalf as we have required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders. The shareholder has indicated its intention to continue to do so and most recently loaned $1,100,000 to the Company; provided, however, that such intentions do not represent a binding commitment by the affiliate shareholder and there is no guarantee that it will be able to provide the funding necessary to achieve this objective. To date, the affiliate shareholder has advanced an aggregate of approximately $378,673 on behalf of the Company to cover certain of the Company’s expenses and loaned an additional $1,100,000 for bridge financing. A different entity, which is an affiliate of one of our Co-CEOs, is the lender under our $5 million line of credit commitment.

Raising debt or equity funding for small publicly quoted, penny stock companies is extremely challenging. We can provide no assurance that funding will be available in the amounts it needs or on terms acceptable to it, if at all. If we are not able to secure adequate additional acquisition and construction capital when it becomes needed, we may be required to make reductions in our acquisition strategy, and/or suspend or curtail planned acquisitions and developments. Any of these actions could materially harm our existing and planned business.

Our plan for satisfying our cash requirements and to remain operational beyond the next 12 months or to further expand our asset base is through the generation of rental revenues, sale of shares of our capital stock to third parties, and advances from our affiliate shareholder or other affiliates. While we are seeking to raise up to $10 million through the sale of our common stock or through other offerings of securities, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Since November 23, 2021, we raised an aggregate of $1,918,000 in our private placement, and we can give no assurance that we will be successful in raising the remaining funds being sought, including 943,000 shares of common stock that were subscribed, contractually obligated and committed to be issued but have not yet been issued pending payment therefor. We have also issued shares of our common stock in lieu of cash to cover compensation obligations to our executives. The capital raises from issuances of equity securities or other issuances has resulted in and could result in additional dilution to our shareholders. In addition, to the extent we determine to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three months ended
	September 30,
	2024	2023
Cash used in operating activities	$(410,248)	$20,630
Cash provided by investing activities	(101,376)	1,849
Cash provided by financing activities	-	0
Change in cash	$(511,624)	$22,479

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(410,248) and $20,630 for the three months ended September 30, 2024 and 2023, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general expenses that resulted from the company recently going operational, transferring of inventory assets to assets placed in service as the units become available for rent, and issuance of stock for services provided and payroll.

Cash Flows from Investing Activities

During the three months ended September 30, 2024 and 2023, net cash flow used for investing activities was $(101,376) and $1,849 respectively. This consisted of payments for building improvements related to assets that have been placed in service.

Cash Flows from Financing Activities

For the three months ended September 30, 2024 and 2023, net cash from financing activities was $0 and $0, respectively.

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

As of September 30, 2024, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent failure to timely file certain forms or reports under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s management is seeking to remedy this deficiency.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

In addition to the below, please see the risk factors included in our Annual Report on Form 10-K filed on October 11, 2024.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In August 2024, the Company issued an aggregate of 15,150 shares of its common stock as consideration for services rendered in the fiscal year ended June 30, 2024, that were accounted for in such prior period. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

In September 2024, the Company issued 32,428 shares of its common stock as consideration for services rendered. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

All other unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation (1)

3.3	Certificate of Amendment to its Articles of Incorporation (2)

3.4	By-Laws (1)

10.1	Promissory Note with Harthorne Capital Inc. (3)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the exhibit included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2024.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.

(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K/A filed with the SEC on August 7, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: November 19, 2024	/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 19, 2024	/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

