Form 10-Q
period 2024-12-31
Awaysis Capital, Inc.
filed 2025-02-26
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

As of February 25, 2025, there were 384,292,503 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	December 31, 2024	June 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$34,684	$745,991
Accounts receivable	97,819	4,284
Prepaid expenses	56,702	2,931
Inventory	10,574,177	10,594,936
Due from related parties	9,388	-
Due from booking agents	3,676	-
Total current assets	10,776,446	11,348,142

Non-current assets
Fixed assets, net	5,286,575	853,940
Mortgage note receivable	499,933	-
Operating lease right-of-use asset	226,104	261,564
Other non-current assets	225,998	19,500
Total non-current assets	6,238,610	1,135,004

Total Assets	$17,015,056	$12,483,146

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	233,312	98,200
Other current liabilities	298,366	75,356
Current portion of lease liability	89,792	89,003
Due to related parties	$1,230,253	653,417
Convertible note payable – related party	3,181,365	1,100,000
Line of credit payable – related party	2,859,973	-
Notes payable	2,596,378	2,600,000
Total current liabilities	$10,489,439	$4,615,976

Operating lease liabilities	145,954	182,649
Total non-current liabilities	145,954	182,649

Total liabilities	10,635,393	4,798,625

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at December 31, 2024 and June 30, 2024, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value; issued and outstanding common shares at December 31, 2024 and June 30, 2024 were 384,292,103 and 383,958,598, respectively	3,842,921	3,839,586
Common stock subscribed – $0.01 par value subscribed common shares at December 31, 2024 and June 30, 2024 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	17,584,589	17,384,873
Accumulated deficit	(14,114,277)	(12,606,368)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	6,379,663	7,684,521

Total Liabilities and Stockholders Equity	17,015,056	12,483,146

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31,	December 31,	December 31,	December 31,
	2024	2023	2024	2023

Revenue	$138,526	$27,100	$182,645	$33,900

Operating expenses
Sales and marketing	60,405	25,015	122,321	28,036
General and administrative	857,759	630,365	1,506,831	4,165,972
Total operating expenses	918,164	655,380	1,629,152	4,194,008

Loss from operations	(779,638)	(628,280)	(1,446,507)	(4,160,108)

Other (income) expense
Other (income) expense	1,189	-	(4,660)	-
Interest expense	33,008	-	66,062	-
Total other expense	34,197	-	61,402	-

Net loss before income taxes	(813,835)	(628,280)	(1,507,909)	(4,160,108)
Income taxes

Net Loss	$(813,835)	$(628,280)	$(1,507,909)	$(4,160,108)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.02)

Weighted average number of common shares outstanding
(basic and diluted)	383,961,085	266,494,577	368,153,733	259,314,715

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

		Common	Common		Additional		Total
	Common	Stock Par	Stock	Subscription	Paid-in	Accumulated	Shareholders’
	Stock Shares	Value	Subscribed	Receivable	Capital	Deficit	Equity

Balance, June 30, 2024	384,901,598	$3,839,586	$9,430	$(943,000)	$18,484,873	$(12,642,933)	$8,747,956
Retrospective adjustment from adoption of ASU 2020-06					(1,100,000)		(1,100,000)
Net income adjustment due to adoption of ASU 2020-06						36,565	36,565
Adjusted Balance, June 30, 2024	384,901,598	3,839,586	9,430	(943,000)	17,384,873	(12,606,368)	7,684,521
Shares issued for professional services	37,456	375	-	-	15,296	-	15,671
Net loss	-	-	-	-	-	(694,074)	(694,074)
Balance, September 30, 2024	384,939,054	$3,839,961	$9,430	$(943,000)	$17,400,169	$(13,300,442)	$7,006,118
Shares issued for professional services	296,049	2,960			184,420		187,380
Net loss						(813,835)	(813,835)
Balance, December 31, 2024	385,235,103	$3,842,921	$9,430	$(943,000)	$17,584,589	$(14,114,277)	$6,379,663

Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	9,844,510	$(5,549,457)	$5,883,754
Net loss	-	-	-	-	-	(3,531,828)	(3,531,828)
Balance, Sept 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(9,081,285)	$2,351,926
Shares issued at par $.01	50,000,000	500,000					500,000
Shares issued for professional services	9,982	100			4,428		4,528
Net loss						(628,280)	(628,280)
Balance, December 31, 2023	303,180,035	$3,022,371	$9,430	$(943,000)	$9,848,938	$(9,709,565)	$2,228,174

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months Ended
	December 31, 2024	December 31, 2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,507,909)	$(4,160,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$43,046	1,674
Interest expense	33,000	-
Stock based compensation	$203,051	-
Amortization of operating lease right-of-use	$35,460	33,137
Changes in operating assets and liabilities:
(Increase) in accounts receivable	$(93,535)	-
(Increase) in prepaid expenses	$(53,771)	(16,049)
(Increase) decrease in inventory	$(3,412,798)	(146,554)
(Increase) decrease in other current assets	$(3,676)	-
(Increase) decrease in escrow deposit- real estate	$(206,498)	-
(Increase) decrease in mortgage receivable	$(499,933)	-
Increase (decrease) in due to related party	$567,448	3,801,284
Increase (decrease) in accounts payable	$135,113	56,547
Increase (decrease) in other current liability	$190,010	-
Increase (decrease) in accrued expenses	$-	(31,395)
(Decrease) in operating lease liabilities	$(35,906)	(32,819)
Net cash provided (used) by operating activities	$(4,606,898)	(494,283)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(1,042,125)	-
Sale of fixed assets	$-	1,849
Net cash used in investing activities	$(1,042,125)	1,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party notes payable	$4,941,338	-
Payment of note payable	$(3,622)	-
Net proceeds from sale of equity	-	504,528
Net cash provided by financing activities	$4,937,716	504,528

Net (decrease) in cash	$(711,307)	12,094
Cash - beginning of year	$745,991	79
Cash - end of year	$34,684	12,173

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

Acquisition of Chial Mountain

On December 31, 2024, Awaysis Belize Ltd., a Belize corporation and wholly-owned subsidiary of the Company, or Awaysis Belize, acquired all of the stock and substantially all of the assets of Chial Mountain Ltd., a Belize corporation, or Chial Mountain, pursuant to the terms and conditions of an Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, between Chial Mountain and Awaysis Belize. Simultaneously, Awaysis Capital acquired 100% of the capital stock of Awaysis Belize Ltd.

Pursuant to the terms of the Asset Purchase Agreement, Awaysis Belize acquired all outstanding shares of Chial Mountain and concurrently acquired substantially all of the assets of Chial Mountain on an “as is, where is” basis, including, but not limited to: (i) all tangible and intangible property of Chial Mountain; and (ii) certain real property located in the Cayo District of Belize, aggregating over 63 acres (the “Chial Reserve Assets”). The Chial Reserve Assets include approximately 35 villas consisting of an estimated 59,000 square feet that are expected to be further developed and renovated by the Company as an “Awaysis” branded residential enclave community.

The aggregate estimated purchase price of the Chial Reserve Assets is $5,500,000, subject to potential adjustments, consisting of: (i) $2,400,000 in cash; (ii) a $1,500,000 secured promissory note, dated December 21, 2024, between the Company and Michael Singh, which bears no interest has a maturity date on February 15, 2025, or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note, dated December 20, 2024, between the Company and Michael Singh, which bears interest at a rate of 3.5% per annum and has a maturity date of June 30, 2025.

The senior convertible promissory note is convertible at the option of Mr. Singh into shares of the Company’s Common Stock at a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately prior to Mr. Singh’s delivery of a notice of conversion, as set forth therein.

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

Principles of Consolidation

The consolidated financial statements include accounts of the Company’s wholly-owned subsidiaries Awaysis Capital, LLC, Awaysis Belize LTD, Awaysis Casamora Limited and Awaysis Chial Limited. Additionally, Chial Mountain Ltd., a wholly-owned subsidiary of Awaysis Belize LTD, is included in the consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

As of the quarter ended December 31, 2024, we were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023.

See Note 10 below for details of lessee leases during the six months ended December 31, 2024.

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

Foreign Currency

The Company’s reporting currency is the U.S. dollar. The Company determines the functional currency for each of its foreign subsidiaries by reviewing their operations and currencies used in their primary economic environments. Assets and liabilities for foreign subsidiaries with functional currency other than U.S. dollar are translated into U.S. dollars at the rate of exchange existing at the balance sheet date. Statements of operations amounts are translated at average exchange rates for the period. Translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity. Remeasurement gains and losses are included in other income (expense), net on the consolidated statements of operations. Monetary assets and liabilities are remeasured at the exchange rate on the balance sheet date and nonmonetary assets and liabilities are measured at historical exchange rates.

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

The carrying amounts of financial instruments including cash, accounts payable, and notes payable approximated fair value as of December 31, 2024 due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements

As of December 31, 2024, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

3. CASH

As of December 31, 2024, our cash balance was $34,684 and as of June 30, 2024 our cash balance was $745,991.

4. INVENTORY

As of December 31, 2024, our balance of inventory of real estate under construction was $10,574,177 and as of June 30, 2024 the balance was $10,594,936.

5. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at December 31, 2024 and at June 30, 2024 is as follows:

		December 31,	June 30,
	Useful Lives	2024	2024
Property placed into service	40 years	$4,290,047	$856,491
Building improvements	15 years	504,107	-
Site developments	40 years	408,558	-
Buildings	40 years	77,550	-
Vehicles	5 years	38,125	-
Computer and equipment	5 years	21,517
Furniture and fixtures	7 years	16,067	15,017
Software	3 years	6,536	6,536
Less depreciation and amortization		(75,932)	(32,886)
Total fixed assets, net		$5,286,575	853,940

The Company recorded depreciation and amortization expense of approximately $43,046 for the six months ended December 31, 2024, and $32,886 for the year ended June 30, 2024, respectively.

6. MORTGAGE NOTE RECEIVABLE

As of December 31, 2024 and June 30, 2024, the balance of Mortgage Note Receivable was $499,933 and -0-, respectively. The company currently holds three Mortgage Receivable Notes issued in connection with developer-financed Villas at Chial Mountain Reserve. The Notes are recorded at amortized cost, with interest income recognized using the effective rate method.

Terms of the Notes:

Principal Amounts: $499,933

Interest rates: 7% per annum

Payment Terms: 10 Years. The Notes require monthly payments of principal and interest, commencing on the purchase date and continuing until the balance is fully paid.

Collateral: Title remains with the Company does not pass to buyers until the Note is full paid.

Prepayment: Borrower may prepay the outstanding balance in whole or in part without penalty. Prepayments are applied first to accrued interest and then to the principal balance.

Accounting Treatment

●	Initial Recognition and Measurement: The Note is initially recognized at its fair value, with subsequent measurement performed at amortized cost using the effective interest rate method.

●	Interest Income: Interest is accrued and recognized in the income statement over the term of the Note in accordance with the effective interest rate.

●	Credit Losses: There is no credit losses or allowance since title remain with the company until the Notes are paid in full.

7. ACCOUNTS PAYABLE

As of December 31, 2024 and June 30, 2024, the balance of accounts payable was $233,312 and $98,200, respectively, and related primarily to expenses relating to professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

8. OTHER CURRENT LIABILITIES

Other current liabilities consist of a hospitality tax payable, a security deposit liability, accrued expenses related to payroll and interest, and Chial Reserve Escrow Deposit payables and Chial Reserve homeowners maintenance fees. The balance of other current liabilities as of December 31, 2024, and June 30, 2024 was $298,366 and $75,356, respectively,

As of December 31, 2024 the balance consisted of Chial’s escrow deposit payable of $125,000, accrued interest of $77,000, payroll for non-related parties of $62,197, , security deposit liabilities of $17,700, Chial’s homeowners maintenance fees of $13,531, and hospitality tax of $2,938,. As of June 30, 2024, the balance consisted of payroll for non-related parties of $62,197 and accrued interest of $11,000, security deposit liability of $1,700, and hospitality tax of $459.

9. DUE TO RELATED PARTIES

As of December 31, 2024 and June 30, 2024, the balance due to related parties was $7,271,591 and $1,753,417, respectively, and related to both costs paid on behalf of the Company and funding to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company and other related party members. The balance due to related parties during the six months ended December 31, 2024, includes all salary and payroll accrual for the Company’s development and administration teams.

Between November 15, 2024 and December 20, 2024, the Company borrowed an aggregate of $2,859,973, evidenced by a Secured Promissory Note, dated December 1, 2024 for $3,000,000, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Chairman and Co-CEO. See details on the Line of Credit in Note 10 – Notes Payable and Convertible Note Payable – Related Party.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne. See details on the convertible bridge loan in Note 9 – Notes Payable And Convertible Note Payable – Related Party.

10. NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE – RELATED PARTY

The Company has notes payable as of December 31, 2024 and June 30, 2024 in the amount of approximately $2,596,378 and $2,600,000, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

Line of Credit – Related Party

Between November 15, 2024 and December 20, 2024, the Company borrowed an aggregate of $2,859,973, evidenced by a Secured Promissory Note, dated December 1, 2024, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Chairman and Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of Awaysis Belize LTD, another affiliate of Mr. Singh, and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets.

Interest on the note portion of the loan is 3.5% per annum (subject to late payment penalties), and the principal and interest on the note shall be paid as follows:

1.	$110,000, originally on or before December 20, 2024, which the parties have agreed, shall be deferred until on or before February 15, 2025 or upon available funding.

2.	$2,500,000 on or before February 15, 2025 or upon the uplist to NYSE American; and

3.	The balance of the principal and interest to be paid on or before June 1, 2025.

The note is secured by a first priority lien on substantially all of the assets of Awaysis Belize LTD and contains customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the note. Additional definitive documentation regarding the line of credit has not yet been negotiated or entered into. However, the Company expects the note will be rolled into the definitive documents relating to the full line of credit once finalized and executed.

Convertible Note Payable – Related Party

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note is due June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $.30 per share.

On December 20, 2024, the company executed a convertible note payable to Michael Singh for the purchase of the stocks of Awaysis Belize LTD in the amount of $2,081,365 subject to a true-up of the purchase price

As of June 30, 2024, the Company accounted for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible.

As of June 30, 2024 and per ASU 470-20, the excess of the fair value of the convertible note was $2,016,667 and the discount in the amount of $1,100,000 was amortized over a 1-year period with a maturity date of June 19, 2025.

As of June 30, 2024, the net balance of Notes – related party was $36,565. The net balance consisted of the principle of the note of $1,100,000 and the discount on the beneficial conversion feature of $(1,100,000). This discount was amortized on a straight-line basis over the life of the note. The amortization of the discount (recorded as interest expense) was $36,565.

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

After the adoption of ASU 2020-06, the balance of the convertible note payable is $1,100,000 as of December 31, 2024 and June 30, 2024.

Balance Sheet

	Balance Sheet at	Adoption of
	June 30, 2024	ASU 2020-06	Restated
	(Audited)	Adjustments	Balance Sheet
Convertible note payable - related party, net of discount	36,565	1,063,435	1,100,000
Total current liabilities	3,552,541	1,063,435	4,615,976

Total liabilities	3,735,190	1,063,435	4,798,625

Additional paid in capital	18,484,873	(1,100,000)	17,384,873
Accumulated deficit	(12,642,933)	36,565	(12,606,368)
Total stockholders equity	8,747,956	(1,063,435)	7,684,521
Total liabilities and stockholders equity	12,483,146	0	12,483,146
Income Statement
Interest Expense	47,565	36,565	11,000
Net loss	(7,093,476)	36,565	(7,056,911)

11. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of December 31, 2024, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31,
2024

Remaining six months ending June 30, 2025	$44,630
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	258,551
Present value adjustment	(22,806)
Total operating lease liabilities	$235,745

As of December 31, 2024, the total operating lease liability amount of $235,745 consists of current and long-term portion of operating lease liabilities of $89,792 and $145,954 respectively.

Operating lease costs were $43,925 and $87,851 for the six months ended December 31, 2024 and the year ended June 30, 2024, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2024:

December 31,
2024

Weighted-average remaining lease term, years	2.8
Weighted-average discount rate, %	7.0%

12. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six months ended December 31, 2024, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the six months ended December 31, 2024.

13. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2024, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the six months ended December 31, 2024 or the year ended June 30, 2024.

Common Stock

As of December 31, 2024, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 384,292,103 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued pending payment therefor.

During the three and six months ended December 31, 2024 the company accounted for the issuance of 296,049 common shares in the amount of $187,380 and 333,505 common shares in the amount of $203,051, respectively.

The Company issued all shares for payment of professional services.

As of December 31, 2024, the Company has entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000, and has a subscription receivable in the Consolidated Balance Sheet.

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

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding during the six months ended December 31, 2024, or for the year ended June 30, 2024:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note is due June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $.30 per share.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh for the purchase of the stock of Awaysis Belize LTD in the amount of $2,081,365 subject to a true-up of the purchase price.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of December 31, 2024, or for the year ended June 30, 2024.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the six months ended December 31, 2024 or for the year ended June 30, 2024.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of December 31, 2024. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

14. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined the following subsequent event is required to be disclosed:

On January 30, 2025, Chial Mountain assigned an Agreement, dated December 20, 2024 to Awaysis Belize LTD, granting Awaysis Belize LTD the right until May 28, 2025 to purchase an aggregate of approximately 157 acres of property in the Cayo District of Belize, adjacent to the Chial Reserve Assets for an aggregate purchase price of approximately $408,000. This includes an escrow deposit held by Century 21.

Other than as provided above or in the other notes to these financial statements, the Company has determined that there were no other subsequent events that are required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, filed with the Securities and Exchange Commission on October 11, 2024.

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

At least initially, we are seeking to develop resorts that have not been completed nor have a prior operational history. As such we intend to purchase the real estate and finish the development, then we would sell the finished units to individual buyers and put them in a rental pool that we would manage.

We seek to own, grow and manage a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

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

Our business strategy entails targeting and identifying undervalued assets in emerging markets located in proximity to high demand travel destinations. We intend to focus these efforts on shovel-ready properties and/or other assets that we believe can be used to optimize sales and rental revenues.

Revenues

Our business is expected to encompass a diverse range of activities, including real estate development and sales, hospitality rentals, resort operations, and club management. We anticipate generating revenues from the following primary sources:

•	Real Estate Sales: Selling developed resort inventory, which includes condominiums, single-family homes, and villas, to support our overall growth strategy.
•	Management Services: Providing comprehensive management services for branded resorts through agreements with homeowners’ associations (HOAs), ensuring seamless operations and a high standard of service.
•	Short-Term Rentals: Managing short-term rental operations for both sold and unsold inventory at the resorts we own or manage, offering high-quality accommodations and experiences for vacationers and travelers.

We believe these revenue streams will collectively support our growth strategy and position us as a unique player in the resort and hospitality market.

As of December 31, 2024, our revenue consists primarily of monthly rental income of villas and commission from the rental of real property.

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

Three Months Ended December 31, 2024, as Compared to December 31, 2023

Revenues

We recognized revenue of $138,526 and $27,100 - during the three months ended December 31, 2024, and 2023, respectively. Revenue generated during the three months ended December 31, 2024 consisted of monthly rental income and commissions from short term property rentals. Revenue generated during the three months ended December 31, 2023 also consisted of monthly rental income from property rentals. The increase in revenue from the three months ended December 31, 2023 to 2024 was a result of having units available for rent in 2024 that were not available in the prior year period and the additional rental income from the recent purchase of Chial Reserve.

Sales and Marketing Expenses

During the three months ended December 31, 2024 and 2023, we incurred sales and marketing expenses of $60,405 and $25,015, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, and management and administration expenses in support of rental offerings and marketing. The increase in sales and marketing expenses from the three months ended December 31, 2023 to 2024 is due to an increased focus on marketing expenses as construction is completed and units become available for rent.

General and Administrative Expenses

During the three months ended December 31, 2024 and 2023, we incurred general and administrative expenses of $857,759 and $630,365, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The increase in general and administrative expenses from the three months ended December 31, 2023 to 2024 mostly relates to an increase in professional and SEC fees, insurance and utilities.

Operating Loss

During the three months ended December 31, 2024 and 2023, we recognized operating losses of $(779,638) and $(628,280), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives. The increase in operating loss from the three months ended December 31, 2023 to 2024 was a result of increased expenses related to G&A and Sales and Marketing expenses, offset by increased revenue from units being available for rent, and other details as described in this section.

Other Income (Expenses)

During the three months ended December 31, 2024 and 2023, we incurred net other expense of $34,197 and $0, respectively, consisting of interest expense of $33,008 and a change in foreign exchange of $1,189.

Net Loss

During the three months ended December 31, 2024 and 2023, we recognized net losses of $(813,835) and $(628,280), respectively. These losses were primarily attributable to accounting, marketing, legal, payroll and employee benefits, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and the continued transitioning from being a shell company to an operating company. The increase in net loss from the three months ended December 31, 2023 to 2024 was a result of increased expenses related to G&A and Sales and Marketing expenses offset by increased revenue from units being available for rent, and other details as described above.

Six Months Ended December 31, 2024, as Compared to December 31, 2023

Revenues

During the six months ended December 31, 2024, and 2023, we recognized revenue of $182,645 and $33,900, respectively. Revenue generated during the six months ended December 31, 2024 consisted of monthly rental income and commissions from short term property rentals. Revenue generated during the six months ended December 31, 2023 also consisted of monthly rental income from property rentals. The increase in revenue from the six months ended September 2023 to 2024 was a result of having units available for rent in 2024 that were not available in the prior year period and the addition of Chial Reserve rental income.

Sales and Marketing Expenses

During the six months ended December 31, 2024 and 2023, we incurred sales and marketing expenses of $122,321 and $28,036, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, and management and administration expenses in support of rental offerings and marketing. The increase in sales and marketing expenses from the six months ended December 31, 2023 to 2024 is due to an increased focus on marketing expenses as construction is completed and units become available for rent.

General and Administrative Expenses

During the six months ended December 31, 2024 and 2023, we incurred general and administrative expenses of $1,506,831 and $4,165,972, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The decrease in general and administrative expenses from the six months ended December 31, 2023 to 2024 mostly relates to bonuses of over $2.6 million paid during the six months ended December 31, 2023 that were not included during the six months ended December 31, 2024.

Operating Loss

During the six months ended December 31, 2024 and 2023, we recognized operating losses of $(1,446,507) and $(4,160,108), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives. The decrease in operating loss from the six months ended December 31, 2023 to 2024 was a result of decreased expenses related to salary and payroll bonuses, increased revenue from units being available for rent, and other details as described in this section.

Other Income (Expenses)

During the six months ended December 31, 2024 and 2023, we incurred net other expense of $61,402 and $0, respectively, consisting of interest expense of $66,062 offset by other income of foreign exchange gains and interest earned of $4,660

Net Loss

During the six months ended December 31, 2024 and 2023, we recognized net losses of $(1,507,909) and $(4,160,108), respectively. These losses were primarily attributable to accounting, marketing, legal, payroll and employee benefits, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and the continued transitioning from being a shell company to an operating company. The decrease in net loss from the six months ended December 31, 2023 to 2024 was a result of decreased expenses related to salary and payroll bonuses, increased revenue from units being available for rent, and other details as described above.

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $34,684 and had a positive working capital of $287,007, which was mainly from the issuance of shares for real estate inventory, the sale of shares from our private placement of common stock, and the June 2024 loan of $1,100,000 to the Company from an affiliate. We have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated cost of development of our first properties to come from the $5 million line of credit commitment we expect to consummate in full in the first half of calendar 2025, and of which through the filing date of this Quarterly Report on Form 10-Q we borrowed an aggregate of approximately $3,000,000. We will need to raise additional cash to satisfy our medium and long-term requirements.

Historically, an affiliate shareholder has advanced funds on our behalf as we have required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders. The shareholder has indicated its intention to continue to do so and most recently loaned $1,100,000 to the Company; provided, however, that such intentions do not represent a binding commitment by the affiliate shareholder and there is no guarantee that it will be able to provide the funding necessary to achieve this objective. To date, the affiliate shareholder has advanced an aggregate of approximately $309,501 on behalf of the Company to cover certain of the Company’s expenses and loaned an additional $1,100,000 for bridge financing. A different entity, which is an affiliate of one of our Co-CEOs, is the lender under our $5 million line of credit commitment. The affiliate is also the lender under two promissory notes, in the aggregate principal amount of $3.1 million, we issued as partial payment for the Chial Reserve assets.

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

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Six months ended
	December 31,
	2024	2023
Cash used in operating activities	$(4,606,898)	$(494,283)
Cash provided by investing activities	(1,042,125)	1,849
Cash provided by financing activities	4,937,716	504,528
Change in cash	$(711,307)	$12,094

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(4,606,898) and $(494,283) for the six months ended December 31, 2024 and 2023, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general and administrative expenses that resulted from the company recently going operational, transferring of inventory assets to assets placed in service as the units become available for rent, and issuance of stock for services provided and payroll.

Cash Flows from Investing Activities

During the six months ended December 31, 2024 and 2023, net cash flow used for investing activities was $(1,042,125) and $1,849 respectively. This consisted of payments for building improvements related to assets that have been placed in service and the purchase of Chial Reserve Assets.

Cash Flows from Financing Activities

For the six months ended December 31, 2024 and 2023, net cash from financing activities was $4,937,716 and $504,028, respectively.

This consisted of the line of credit from BOS investments of $2,859,973 and convertible loan related party of $2,081,365 and a payment on a note payable of $3,622.

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

As of December 31, 2024, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2024 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent and continued failure to timely file certain forms or reports under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s management is seeking to remedy this deficiency.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In October and November 2024, the Company issued 296,049 shares of its common stock as consideration for services rendered. These shares include 290,152 shares actually issued and 5,897 shares that are paid and pending issue as of December 31, 2024. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation (1)

3.3	Certificate of Amendment to its Articles of Incorporation (2)

3.4	By-Laws (1)

10.1	Promissory Note with BOS Investment Inc. (3)

10.2	Secured Promissory Note with BOS Investment Inc., dated December 1, 2024 (4)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the exhibit included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 22, 2024.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2022.

(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2024.

(4)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: February 26, 2025	/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: February 26, 2025	/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

