Form 10-K/A
period 2024-06-30
Awaysis Capital, Inc.
filed 2025-04-22
CIK 1021917

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

EXPLANATORY NOTE

Awaysis Capital, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”) in response to comments received from the Securities and Exchange Commission (the “SEC”).

Accordingly, this Amendment is being filed to:

●	Revise Item 1. Business, to update and expand the discussion of the Company’s business, property management, and rental operations;

●	Revise Item 1A. Risk Factors, to include additional risk factors related to the Company’s classified Board of Directors and the impact of inflation on its operations, among other risks;

●	Revise Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, to address the impact of supply chain issues on the Company’s intended operations;

●	Revise Item 11. Executive Compensation, to clarify prior disclosures relating to the Company’s executive officers and to provide additional detail regarding the Company’s compensation arrangements with its officers and directors; and

●	File and update certain exhibits in Item 15. Exhibits and Financial Statement Schedules.

This Amendment does not materially affect any other items in the Form 10-K and otherwise is presented as of the filing date of the Form 10-K, even if the disclosure was amended in other Company filings subsequent to the filing date of the Form 10-K. Because consolidated financial statements are contained in this Amendment, we are including certifications under section 906 of the Sarbanes-Oxley Act of 2002.

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

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

●	We are a development stage company with a limited operating history and have not yet achieved profitability, making it difficult for you to evaluate our business and your investment.

●	Since inception of our new business model, we have not established any material and recurring revenues or operations that will provide financial stability in the long term or achieve profitability, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

●	We have incurred net losses to date, we anticipate that we will continue to incur significant losses for the foreseeable future, and even if we were to generate revenue, we may never achieve or maintain profitability. We had a net loss of $7,093,476 and $4,295,446 for the fiscal years ended June 30, 2024 and 2023, respectively, and as of June 30, 2024 and 2023, we had an accumulated deficit of $12,642,933 and $5,549,457, respectively.

●	We are dependent on management;

●	Failure to properly estimate the risks, time and cost involved in a project or delays in completion may lead to cost overruns and affect our financial conditions and any profitability.

●	The expansion of our operations can have a significant impact on our profitability;

●	Our financial success is dependent on general economic conditions;

●	Our operating results are subject to significant fluctuations;

●	Our proposed objectives are capital intensive and subject to change;

●	There is a limited trading market for our common stock, which could make it difficult for you to liquidate an investment in our common stock, in a timely manner;

●	Our success will partially depend upon the acquisition and re-development of hospitality properties in varying stages of development, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently integrate assets into our existing operations;

●	Investors are reliant on management’s assessment, selection, and development of appropriate properties;

●	We face significant competition that may increase costs;

●	Our profitability may be impacted by delays in the selection, acquisition, and re-development of properties;

●	Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could adversely impact our results of operations.

●	Our properties may be subject to environmental laws and regulations that have the potential to impose liability;

●	We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect our ability to respond to market conditions;

●	We may not succeed in creating a portfolio enclave strategy;

●	Our properties may be subject to liabilities or other problems;

●	The failure to successfully execute and integrate properties that support our planned business model could adversely affect our growth rate and consequently our revenues and results of operations;

●	There are significant risks associated with “value-add” and properties in need of re-positioning;

●	Uninsured losses relating to real property may adversely affect our performance;

●	Competition for investment assets may increase costs and reduce returns;

●	Environmental regulations and issues, certain of which we may have no control over, may adversely impact our business;

●	Real estate may develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem;

●	Terrorist attacks or other acts of violence or war may adversely affect our industry, operations, and profitability;

●	We will be subject to risks related to the geographic locations of the properties we develop and manage;

●	There may be several conflicts of interest that arise as we implement our business plan;

●	The market price and trading volume of our common stock may be volatile, which may adversely affect its market price;

●	Your interest in us may be diluted if we issue additional shares of common stock.

●	The sale of our common stock may cause its market price to drop significantly, regardless of the Company’s performance.

●	We cannot assure you that our common stock will become listed on a national securities exchange and the failure to do so may adversely affect your ability to dispose of our common stock in a timely fashion.

●	Our common stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

●	Certain of our executive officers and directors, through their direct and indirect ownership of common stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

●	Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult

●	Investments in our common stock may provide you with limited rights, and we do not expect to pay cash dividends in the short term.

PART I

Item 1. Business.

The Company

Awaysis Capital, Inc. (the “Company”, “we”, “us” or “our”) is a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize sales, management, and rental revenues for our company, while providing the potential for attractive returns to owners and exceptional vacation experiences to travelers.

Increased global trends towards “work from home” opportunities have impacted both residency and travel. We believe that more people are seeking comfortable and convenient places to travel, visit, and live for extended durations. We seek to capitalize on these trends by transforming resort properties in desirable locations into convenient enclaves that facilitate this type of travel or residency. We define an enclave as a gated community that has all the amenities that will allow a person to live, work and play without having to leave the community.

At least initially, we are seeking to develop resorts that have not been completed nor have a significant prior operational history. As such, we intend to purchase the real estate underlying the planned community and finish the development, then we would either sell the finished individual units to buyers in which they can then, in their discretion from time to time, put into a rental pool that we would manage, or we would retain ownership of the finished individual units and put them in the rental pool that we would manage. In addition, we would own and manage the common areas of each community, including any areas devoted to restaurants/bars, pools, retail, spas and fitness centers, some of which we may determine to outsource to third parties at prevailing market rates. We do not have a limit on the number of units or other parts or amenities of a particular community that we will sell, lease or retain, nor do we have a percentage limit to the amount of rental revenues generated by the units we do retain, and in such cases, will be a result of market forces from time to time. Any rental revenue we generate for a particular unit owned by a third party will be split between us and the owner of the unit, pursuant to the agreement between us, or will be entirely retained by us in the event the unit is owned by us.

All owners of units are given the option to rent out their units. To the extent an owner of a unit wishes to rent the unit to generate income, we will have an exclusive rental agreement with the individual owners or, where applicable, the homeowners association, which specifies the commission split for rental revenues. Each month, we intend to reconcile bookings and commission allocations. Any rental income due to owners is segregated, escrowed, and subsequently distributed to them in accordance with the terms of the rental agreement.

We seek to own, grow and manage a stable, cash generating, diversified portfolio of single-family and luxury resort/residence properties in the Caribbean, Europe, South America, and the United States.

We intend to offer for sale, or as short or long term rentals, the finished units in any and all jurisdictions that permit such offers. To date, we are making such offers through our website at www.awaysisgroup.com, on-line multiple listing services, and other licensed direct booking channels. We are not presently aware of any jurisdictional limits on the offer of these properties in the jurisdictions we are targeting to offer our investors for sale or rent. While our current properties are located in Belize, the offer and sale of these properties, as well as the related management arrangements, may take place both in Belize and in the United States, subject to compliance with applicable laws and regulations in each jurisdiction.

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

Recent Developments

Line of Credit

Between November 15, 2024 and December 20, 2024, the Company borrowed an aggregate of $3,000,000, evidenced by a Secured Promissory Note, dated December 1, 2024, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Chairman and Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize from Chial Mountain Ltd., another affiliate of Mr. Singh, and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets.

Interest on the note portion of the loan is 3.5% per annum (subject to late payment penalties). On April 22, 2025, the parties entered into an amendment to the secured promissory note, to provide that principal and interest shall be due on June 1, 2025.

The note is secured by a first priority lien on substantially all of the assets of the Company and contains customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the note. Additional definitive documentation regarding the line of credit has not yet been negotiated or entered into. However, the Company expects the note will be rolled into the definitive documents relating to the full line of credit once finalized and executed.

Acquisition of Chial Mountain

On December 31, 2024, Awaysis Belize Ltd., a Belize corporation and wholly-owned subsidiary of the Company, or Awaysis Belize, acquired all of the stock and substantially all of the assets of Chial Mountain Ltd., a Belize corporation, or Chial Mountain, pursuant to the terms and conditions of an Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, between Chial Mountain and Awaysis Belize. The agreement and the secured promissory note described below were amended on April 14, 2025.

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

The aggregate estimated purchase price of the Chial Reserve Assets is $5,500,000, subject to potential adjustments, consisting of: (i) $2,400,000 in cash paid at closing; (ii) a $1,500,000 (as adjusted based on an appraisal of the property to be performed by the parties) secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of July 15, 2025, or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note, dated December 20, 2024, between the Company and Michael Singh, which bears interest at a rate of 3.5% per annum and has a maturity date of June 30, 2025.

The notes are secured by first priority liens on substantially all of the assets of the Company and contain customary events of default, which entitle Mr. Singh, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest to the extent applicable.

The senior convertible promissory note is convertible at the option of Mr. Singh into shares of the Company’s Common Stock at a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately prior to Mr. Singh’s delivery of a notice of conversion, as set forth therein.

On January 30, 2025, Chial Mountain assigned an Agreement, dated December 5, 2024 to Awaysis Belize, granting Awaysis Belize the right until May 28, 2025 to purchase an aggregate of approximately 157 acres of property in the Cayo District of Belize, adjacent to the Chial Reserve Assets for an aggregate purchase price of approximately $408,000.

Awaysis Casamora Assets

On June 30, 2022, we closed on the acquisition of certain real estate assets in San Pedro, Belize (the “Awaysis Casamora Assets”), pursuant to a series of Agreements of Purchase and Sale, all dated April 15, 2022. The total consideration paid by us for the properties subject to the agreements was at the appraisal value of $11.4 million (excluding transaction costs and fees) and was settled in a combination of a Purchase Money Mortgage of $2.6 million at 0% interest rate, payable on demand, a Purchase Money Mortgage of $280,000 at 0% interest rate that was paid on August 8, 2022 and 56.8 million shares of the Company’s Common Stock based on a per share price equal to the market price on the date of appraisal of $0.150.

As the first acquisition by the Company in Belize and an important milestone, the Company is rebranding the Awaysis Casamora Assets, so it is easily identifiable as an Awaysis property and align seamlessly with its strategy of creating a network of Awaysis residential enclave communities.

The Awaysis Casamora Assets are located in San Pedro, Belize, minutes away from the town core, is a 2.5 acres site with 300 feet of beach frontage overlooking the reef that is less than a mile offshore. The property is expected to feature 30 renovated 1-, 2- & 3- bedroom private suites, a wellness spa and fitness facility, gourmet dining restaurant, executive remote work center, private roof top lounge, and lap pool. Along the water edge, there is planned a beach bar and waterfront esplanade.

As of the April 15, 2025, there are 4 distinct features to the property:

●	The main 4-story condominium complex that sits atop 20,995 square feet of prime oceanfront land having a frontage of 100 feet on the beach reserve and Caribbean Sea and comprises twenty individually stratified 2-bedroom, 2-bathroom ocean view condo suites, of which twelve units are available for re-sale. The condo suites average 1,400 square feet plus an additional 250 square feet of outdoor balcony space that can be used as a lounge area and patio. Each condo suite has an unobstructed ocean view and overlooks the lap pool. We expect the total remaining construction costs to complete development of this portion of the Awaysis Casamora Assets to be approximately $2,500,000.

●	A 10,000 square foot amenities building immediately adjacent to the condominium complex which includes the fitness center, wellness spa on the ground floor, Pilates/Yoga studios and an executive remote working space with a balcony on the first floor, and a dining area and lounge on the rooftop. We have entered into a short-term lease with a lessor at $13,000/month for 6 months with an extension for another 6 months. As a result, we commenced generating revenue while we complete construction on the main residential units. We have completed construction of this portion of the property.

●	Two 2-story waterfront villas with manicured gardens on 13,590 square feet of additional prime oceanfront land having another frontage of 100 feet on the beach reserve and Caribbean Sea. The north villa contains four 1-bedroom, 1-bathroom furnished units, each with 675 square feet of interior space plus additional balcony/porch exterior space. The south villa contains two 1-bedroom, 1-bathroom furnished units, each with 675 square feet of interior space plus additional balcony/porch exterior space on the ground floor and one 3-bedroom, 3-bathroom unit with 1,350 square feet of interior space plus additional balcony/porch exterior space on the top floor. We have projected to have these renovated for placement in the rental pool in the first quarter of calendar 2025. We expect the total remaining construction costs to complete development of this portion of the Awaysis Casamora Assets to be approximately $515,000.

●	A 3-story building on the street side of the property. Due to its location on the main commercial street in San Pedro, walking distance to the main town center, we believe that it has the potential for residential use either as a primary residence or as rental property with commercial potential. The ground floor consists of 1,250 square feet of interior space; and can be custom built as a bar, restaurant, or retail space once fully renovated. The deck offers approximately 450 additional square footage for customers to use as a lounge area or outdoor bar. The first floor open area consists of 1,250 square feet of interior space that can be converted into one large 3-bedroom unit or two units. The Penthouse unit consists of 3 bedrooms, 2 full bathrooms, a full kitchen, breakfast bar, 6 seat dining area, and living area. The Penthouse is fully air conditioned and comes fully furnished. Additionally, the Penthouse includes a private balcony to the master suite, and a larger balcony with street and sea views. We have leased the 3-2 unit on the first floor for $1,700 USD per month. Additionally, the lessee on the main amenities building has agreed to lease this unit at $2,500 per month effective May 2025. The same tenant is leasing the first floor and unfinished second floor for $3,000 per month. We have completed construction of this portion of the property.

All villas, suites and units may be occupied by the owner or may be contributed to the rental pool on a profit split basis, making it a flexible option for those that either wish to occupy part-time, or that wish to earn positive income from their ownership with no management responsibility.

Development Strategy

The twelve 2-bedroom, 2-bathroom ocean view condo suites in the 4-story condominium complex that are available for re-sale are fully gutted as of April 2025 and the grey works are currently underway with over 60% already completed. The intention is to finish one model unit on the first floor to showcase the full experience of indoor space and outdoor balcony space to aid in the pre-sales.

For unit rentals in San Pedro generally, the average daily rate for a 2-bedroom, 2-bathroom condo suites with a view of the ocean in San Pedro is on average approximately $650 per night with an occupancy rate of 69% adjusted for seasonality. We expect that our villas will be rented out at similar rates and with similar occupancy rates.

We believe that currently there is no inventory of unobstructed ocean view condo suites in San Pedro that already have fully stratified titles and over 60% of gray works completed. Mostly the inventory in San Pedro is pre-construction or simply based off of renderings only.

We have commenced refurbishments on both of the waterfront villas, including renovations of the balconies, a roof replacement and a full renovation of the 3-bedroom, 3-bathroom unit on the top floor of the south villa, that are all underway. One of the units on the ground floor of the south villa is currently being used as the sales and management office where onsite staff can manage construction and maintenance personnel for the entire development project.

The north villa units are all rent-ready as-is with some minor refurbishments. The average daily rental rate for 1-bedroom, 1-bathroom villas with an ocean view in San Pedro is on average approximately $175 per night and for 3-bedroom, 3-bathroom villas, $550 per night, with an occupancy rate of 69% adjusted for seasonality.

We are also refurbishing the 3-story building, with the ground floor being left available for either a commercial tenant or residential tenant to be secured to determine the finishing of that unit. Similarly, the first floor is being left available for either a 3-bedroom residential tenant or a 1-bedroom residential tenant to determine the finishing of that unit(s).

The penthouse is already rent-ready as is with some minor refurbishments.

We expect the total remaining construction costs to complete development of the Awaysis Casamora Assets to be approximately $3.0 million, and estimate completion, assuming availability of funds, to occur in the second half of 2025.

As of September 30, 2024, Awaysis has six units available for rent. Four of these units consist of Company-owned villas. The Company maintains a rental agreement with the owners of the other two units, both of which are a part of the Company’s rental pool. We anticipate renovating these units. Awaysis has also entered into a one-year lease agreement, effective April 1, 2024, on a three-bedroom condominium located in the commercial building adjacent to the resort property. This unit has been listed for sale.

Infrastructure

Through the filing date of this Annual Report, the following has been accomplished:

●	All infrastructure has been installed, in particular the road network, water, power and internet, with municipal grid connections, subject to some electrical testing and further upgrading to be determined if required.

●	Building permits for the construction of the entire project has already been issued and will need to be extended in June 2025.

●	All building structural engineering reports have been completed for the condominium complex and determination for the requirements for the other buildings is still being assessed and budgeted for even if found to be unnecessary.
●	The project has had full environmental clearance.

●	Hotel licenses are currently in the process to be obtained.

●	All project liability insurance is already obtained.

●	The amenities building is completed and rented.

●	The three story mixed use building is completed and rented.

●	The gates at the entrance have been installed.

●	The marketing and development plans have been completed.

●	Glass and rails have been ordered and awaiting delivery.

Chial Reserve Assets

As the second acquisition by the Company in Belize, the Company expects to rebrand the Chial Reserve Assets, so it is easily identifiable as an Awaysis Property and align seamlessly with its strategy of creating a countrywide network of Awaysis residential enclave communities.

The Chial Reserve Assets are a gated community and resort development located in the Macal River Valley, Cayo District, Belize. The property includes approximately 35 villas consisting of an estimated 59,000 square feet and spans approximately 63 acres of pristine rainforest terrain, offering a harmonious blend of natural beauty and modern amenities. The addition of the Chial Reserve Assets provides a luxurious yet sustainable living experience to our customers and a revenue opportunity to the Awaysis portfolio, integrating modern conveniences with the natural splendor of Belize’s rainforest.

The completed portion of the property consists of:

●	Eight completed two-bedroom villas, each with private pools, expansive decks, high ceilings, and floor-to-ceiling windows offering panoramic rainforest views. Each villa includes two full bathrooms with indoor/outdoor showers, fully equipped gourmet kitchens, air conditioning, high-speed Wi-Fi, and private carports. The completed villas are available for purchase, with options for owners to participate in a rental program.
●	Existing amenities also include a fully constructed restaurant and café, along with maintenance and operations facilities.

All villas and units may be occupied by the owner or may be contributed to the rental pool on a profit split basis, making it a flexible option for those that either wish to occupy part-time, or that wish to earn positive income from their ownership with no management responsibility.

Development Strategy

As of January 2025, the Company has sold five villa units, with two units paid in full and three under a developer mortgage. Three completed units remain available for sale, with a current rental occupancy rate of approximately 75% based on the latest data. Our remaining villas are expected to be further developed and renovated through 2026.

To enhance the property’s appeal and long-term value, the Company is constructing a Spa and Wellness Center, to feature luxury treatment rooms, a beauty salon, sauna, and Jacuzzi, all designed to promote holistic rejuvenation and wellness experiences for guests and residents.

Additionally, the Company is developing a new on-site restaurant and marketplace, expected to emphasize locally sourced, organic ingredients, with a focus on elevating Belizean cuisine to fine-dining standards.

Both the Spa and Wellness Center and the restaurant are anticipated to open by the end of 2025.

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

As of November 23, 2021, Michael A. Littman ATTY, Defined Benefit Plan, MAL as trustee, an affiliate of Michael A. Littman, the then secretary and a director of the Company and the owner of 98,108,000 shares of the Company’s Common Stock representing approximately 99.2% of the Company’s issued and outstanding Common Stock, sold 98,008,000 shares to Harthorne Capital Inc., a Delaware corporation (“Harthorne”), for aggregate consideration of $500,000, or approximately $0.0051 per share. This transaction was deemed a change of control, and effective as of November 23, 2021, (a) Calvin D. Smiley, Sr., the Company’s Chief Executive Officer and President, resigned from all officer and employment positions with the Company and its subsidiaries, (b) Michael A. Littman resigned from all officer and employment positions with the Company and its subsidiaries, (c) Michael Singh was appointed Chief Executive Officer, (d) Dr. Andrew Trumbach was appointed President, Chief Financial Officer, Secretary and Treasurer and (e) Lisa Marie Iannitelli was appointed Executive Vice President, Director-Investor Relations.

Contemporaneously, the size of the Board of Directors of the Company was increased from three directors to six directors. Michael Singh was appointed as Chairman of the Board and Dr. Andrew Trumbach and Lisa Marie Iannitelli were each appointed as a director, filling the vacancies on the Board resulting from the increase to the size of the Board.

Effective as of January 7, 2022, Messrs. Littman, Smiley and Green each resigned as directors of the Company. Subsequently, Tyler A Trumbach, Dr. Claude Stuart and Dr. Narendra Kini were appointed to the Board to fill the vacancies resulting from such January 7, 2022 resignations.

In February 2022, the Board of Directors of the Company determined to pursue a business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations.

On May 18, 2022, we changed our name from JV Group, Inc. to Awaysis Capital, Inc. In connection with this name change, we changed our ticker symbol from “ASZP” to “AWCA” and effective May 25, 2022, we were quoted on the OTC Pink under our new symbol.

In September 2024, our Board of Directors and holders of a majority of our outstanding voting securities, approved of a reverse split of up to 1-for-20 of our issued and outstanding shares of Common Stock (the “Reverse Split”) and authorized our Co-CEOs, in their sole discretion, to determine the final ratio and effect the Reverse Split any time before the one year anniversary of the approval date. We do not yet have an effective date for the Reverse Split, but expect the Reverse Split to take effect in the second half of our 2025 fiscal year ending June 30, 2025.

Our principal executive offices are located at 3400 Lakeside Drive, Suite 100, Miramar, Florida 33027. Our main telephone number is (855) 795-3311. Our website is www.awaysisgroup.com. The information contained on, or that can be accessed through, our website is not incorporated by reference and is not a part of this Annual Report.

Our Business

Our business is expected to encompass a diverse range of activities, including real estate development and sales, hospitality rentals, resort operations, and club management. We anticipate generating revenues from the following primary sources:

●	Real Estate Sales: Selling developed resort inventory, which includes condominiums, single-family homes, and villas, to support our overall growth strategy.

●	Management Services: Providing comprehensive management services for branded resorts through agreements with homeowners’ associations (HOAs), ensuring seamless operations and a high standard of service.

●	Short-Term Rentals: Managing short-term rental operations for both sold and unsold inventory at the resorts we own or manage, offering high-quality accommodations and experiences for vacationers and travelers.

We believe these revenue streams will collectively support our growth strategy and position us as a unique player in the resort and hospitality market.

As development of the Awaysis Casamora Assets progresses, and more units are expected to become rentable, increased hospitality operations are expected over the coming months.

In September 2024, the Company entered into leases for the renting out of commercial space, enabling an increase in rental income of $16,000 per month in the aggregate. Additionally, as of May 2025, we are leasing a three bedroom, two bath unit for $2,500 per month

Development Activities

We commenced developing resorts in Belize and intend to expand into other emerging resort markets as funds allow, including building additional phases at existing resorts, including re-acquiring inventory from owners in default and in the open market and sourcing other real estate assets from third parties.

Our development activities involving the acquisition of real estate are expected to be followed by construction or renovation to create integrated resorts under the “Awaysis” banner and brand. These development activities, and the related management of construction activities, are expected to be performed by us as developers and under a cost plus construction contract with R&B Construction Company Limited or other construction companies. The development and construction of the resorts require a large upfront investment of capital and can take several years to complete in the case of a ground-up or partially completed project.

On August 10, 2023, we executed a non-binding letter of intent with W2 Enterprises S.R.L. Subject to the terms and conditions of a definitive purchase agreement we expect that we will enter into among the parties, we intend to acquire approximately thirty-eight units consisting of an estimated 44,527 sq. ft. located in Cabarete, Dominican Republic, for an aggregate purchase price of approximately $1,500,000 payable in a combination of cash and shares of our Common Stock (the “La Bocca Acquisition”). Although the letter of intent has expired, we are continuing to negotiate the terms of the La Bocca Acquisition. However, there can be no assurance that the acquisition will be consummated. If we are unable to reach an agreement with the seller within the next three months, we believe it is unlikely that the acquisition will proceed.

On January 4, 2024, we executed a non-binding letter of intent with Boca Chica Resorts Limited, to potentially acquire approximately 126 units consisting of an estimated 286,312 sq. ft. located in San Pedro, Belize, for an aggregate purchase price of approximately $42,000,000 payable in a combination of cash and shares of our Common Stock. Since the date of the letter of intent, through due diligence, we identified significant concerns regarding liabilities and the financial viability of the project, and independently, the property was foreclosed upon and a bank took possession of the property. As a result, we terminated the letter of intent and considered acquiring the property out of a foreclosure auction process, while we continued to evaluate the due diligence findings and determine if we can adequately address the risks that we have identified. Since then, we submitted a bid but it was not successful, and we are no longer pursuing this property.

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

Rental of Available Inventory

We intend to rent unsold inventory at our resorts as well as to rent inventory that is sold on behalf of the owners if the owners elect to avail themselves of these services. By using our websites and other direct booking channels to rent available inventory, we intend to be able to reach potential new customers and introduce them to our resorts. Inventory rentals would allow us to utilize otherwise unoccupied inventory to generate additional revenues and provision of ancillary services. We expect that we will earn a fee from rentals of third-party inventory. Additionally, we intend to provide ancillary offerings including food and beverage, retail, and spa offerings at our planned resorts.

Competition

The resort and hotel industry are highly competitive and comprised of several national and regional companies that develop, finance and operate resorts and hotels.

Our business will compete with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises, and other accommodation alternatives, such as condominium and single-family home rentals. We also intend to compete with home and apartment sharing services that operate websites that market available privately-owned residential properties that can be rented on a nightly, weekly, or monthly basis. In certain markets, we may compete with timeshare operators, and it is possible that other potential competitors may develop properties near our resort locations once acquired, developed, and marketed.

Our business will also compete with the virtually thousands of other hotels, resorts and timeshare operators vying for vacation travelers, in all cases based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar business and development objectives to us.

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

Supply Chains

While we have not experienced material supply chain disruptions or issues since we commenced construction on Awaysis Casamora, in general supply chain disruptions and the cost of materials, parts and labor have progressively increased, and may continue to do so over the long-term. Our construction projects, including renovations and/or maintenance, are a routine and necessary part of our business. We may incur costs for these projects or routine maintenance at our properties that exceeds our original estimates due to increased costs for materials or labor or other costs that we do not anticipate. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

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

Real Estate Development Regulation

Our planned real estate development activities are regulated under a number of different statutes in the jurisdictions we intend to operate, including Belize. We would generally be subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In Belize, these include the equivalent to the U.S. Americans with Disabilities Act and the Accessibility Guidelines promulgated thereunder. In addition, we may be subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

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

Failure to properly estimate the risks, time and cost involved in a project or delays in completion may lead to cost overruns and affect our financial conditions and any profitability.

When determining the price to construct and develop its projects, we generally adopt a cost-plus pricing model after taking into account factors including, the nature, scale, complexity and location of the relevant project, as well as the estimated material, labor and equipment cost. As such, whether we are able to achieve our target profitability in any project is significantly dependent on our ability to accurately estimate and control these costs. The actual time taken and cost involved in implementing the construction and development of our project may be adversely affected by a number of factors, such as shortage or cost escalation of materials and labor, adverse weather conditions, accidents, and any other unforeseen problems and circumstances. As of the aforesaid factors may give rise to delays in completion of works or cost overruns, which in turn result in a lower profit margin or even a loss for a project, thereby materially and adversely affecting our financial condition, profitability or liquidity.

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

Our common stock is currently traded on the OTC Pink market. Because there is a limited public market for our common stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our common stock will ever develop. There is limited trading in our common stock, and we cannot assure you that an active public market for our common stock will ever develop. The lack of an active public trading market means that you may not be able to sell your shares of common stock when you want, thereby increasing your market risk. Until our common stock is listed on a national securities exchange, which we can provide no assurance, we expect that it will continue to be quoted on the OTC Pink. An investor may find it difficult to obtain accurate quotations as to the market value of the common stock and the trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for our common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Between November 15, 2024, and December 20, 2024, we borrowed an aggregate of $3,000,000 under a Secured Promissory Note dated December 1, 2024, as part of a planned committed line of credit with BOS Investment Inc., with the ability to borrow up to $5,000,000. BOS Investment Inc. is an affiliate of Michael Singh, the Company’s Chairman and Co-CEO. A portion of the loan proceeds was used for the acquisition of an additional operating property in Belize from Chial Mountain, another affiliate of Mr. Singh. The Company’s entry into this loan arrangement and line of credit presents a conflict of interest, as Mr. Singh is affiliated with both the lender and the borrower. This dual affiliation could require him to take actions on behalf of the lender that are adverse to the Company’s interests, which could materially adversely affect our business.

On December 31, 2024, Awaysis Belize, acquired all of the stock and substantially all of the assets of Chial Mountain. The estimated aggregate purchase price was $5,500,000, subject to potential adjustments, consisting of: (i) $2,400,000 in cash; (ii) a $1,500,000 secured promissory note (as adjusted based on an appraisal of the property to be performed by the parties) dated December 21, 2024, as amended on April 14, 2025, between the Company and Mr. Singh, bearing no interest and maturing on the earlier of July 15, 2025, or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024, between the Company and Michael Singh, bearing interest at 3.5% per annum and maturing on June 30, 2025.

To comply with certain legal formalities in Belize, Mr. Singh and Andrew Trumbach, the Company’s Co-CEO and Chief Financial Officer, initially formed and were the sole owners of Awaysis Belize, before transferring 100% of their ownership to the Company for nominal consideration.

Although these assets were purchased based on arm’s-length appraisals, inherent conflicts remain due to certain officers and/or directors acting in dual roles as both representatives of the seller and the buyer, or borrower and lender, in the same transaction.

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

We intend to apply for our Common Stock to be listed on the NYSE American and have retained an investment banking firm to assist in this process and to assist in raising capital. We have also commenced discussions with representatives of the NYSE American in connection with our application. We do not have a specific timetable for such listing, although we anticipate it will commence during the calendar year ending December 31, 2024. We can give no assurance that such investment bank will be successful in raising the capital we will need to list on the NYSE American or that the NYSE American will accept our application for listing which has not yet been submitted. NYSE American has numerous requirements that an applicant must satisfy to list their common stock on the exchange, including total number of stockholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to satisfy such applicable initial listing criteria could prevent us from listing our Common Stock on NYSE American. In the event we are unable to uplist our Common Stock, our Common Stock will continue to be quoted on the OTC Pink, which is generally considered less liquid and more volatile than the NYSE American or other national securities exchange. Our inability to uplist our Common Stock could make it more difficult for you to trade our Common Stock, could prevent our Common Stock trading on a frequent and liquid basis and could result in the value of our Common Stock being less than it would be if we were able to successfully uplist. We may never satisfy the initial listing standards of NYSE American or any other exchange and cannot assure you when or if we will satisfy such applicable listing standards, or that we will be able to maintain such a listing of our Common Stock.

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

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors; although as of the date of this Amendment No.1 to Annual Report on Form 10-K, our board of directors has not yet approved the designations of any of our directors as a particular class of directors, but intends to do so prior to the next annual meeting of stockholder of the Company. Although the Company believes this provision could provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing members of management.

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

Results of Operations - Fiscal Years Ended June 30, 2024 and June 30, 2023

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of June 30, 2024, and have concluded that, as of June 30, 2024, our internal control over financial reporting was effective.

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

Structure and Operation of the Board

Our Articles of Incorporation, as amended, provides for the Board of Directors to be divided into three classes serving staggered terms; although as of the date of this amended Annual Report on Form 10-K, the Board has not yet approved the designations of any of our directors as a particular class of directors, but intends to do so prior to our next annual meeting of stockholders.

According to our Articles, at each annual meeting of stockholders, directors elected to succeed those directors whose terms expire are elected for a three-year term of office. All directors elected to our classified Board of Directors will serve until the election and qualification of their respective successors or their earlier resignation or removal. The Board of Directors is authorized to create new directorships and to fill such positions so created and is permitted to specify the class to which any such new position is assigned. The person filling such position would serve for the term applicable to that class. The Board of Directors (or its remaining members, even if less than a quorum) is also empowered to fill vacancies on the Board of Directors occurring for any reason for the remainder of the term of the class of directors in which the vacancy occurred. Members of the Board of Directors may be removed, with or without cause, by the affirmative vote of a majority of the outstanding voting stock. These provisions are likely to increase the time required for stockholders to change the composition of the Board of Directors. For example, in general, at least two annual meetings will be necessary for stockholders to effect a change in a majority of the members of the Board of Directors. The provision for a classified board could prevent a party who acquires control of a majority of our outstanding Common Stock from obtaining control of our Board of Directors until our second annual meeting of stockholders following the date the acquirer obtains the controlling stock interest. The classified board provision could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us and could increase the likelihood that incumbent directors will retain their positions.

Committees of the Board of Directors

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

Name and Principal		Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation	Total
Position	Year(1)	($)	($)	($)		($)	($)	($)	($)

Michael Singh(2)	2024	750,000	750,000	500,000	(3)	-	-	-	2,000,000
Co-CEO & Chairman	2023	750,000	750,000	500,000	(4)	(5)	-	-	2,000,000

Dr. Andrew Trumbach(6)	2024	750,000	750,000	500,000	(7)	-	-	-	2,000,000
Co-CEO and Chief Financial Officer	2023	750,000	750,000	500,000	(8)	(5)	-	-	2,0500,000

Lisa-Marie Iannitelli	2024	-	-	-		-	-	-	-
Executive Vice President	2023	-	-	-		-	-	-	-

Tyler Trumbach(9)	2024	200,000	200,000	-		-	-	-	400,000
Chief Legal Counsel	2023	200,000	200,000	-		-	-	-	400,000

Amir Vasquez(10)	2024	-	-	-		-	-	-	-
Former CFO	2023	118,750	-	-		-	-	-	118,750

(1) “2024” represents the fiscal year ended June 30, 2024, and “2023” represents the fiscal year ended June 30, 2023.

(2) Mr. Singh’s salary for the 2023 and 2024 fiscal years has been earned and paid subsequent to June 30, 2024 in lieu of cash through the issuance of Common Stock of the Company. For 2023, Mr. Singh was issued an aggregate of 4,152,794 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.1202 and $0.4080. For 2024, Mr. Singh was issued an aggregate of 4,661,293 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.2640 and $1.1920. See “Executive Employment Agreements – Michael Singh” below.

(3) On April 1, 2024, Mr. Singh was issued 50,000,000 restricted shares of our common stock equal in value to $500,000 and at an assumed per share value of par value, as a bonus for work performed for the fiscal year ended June 30, 2022.

(4) On February 13, 2023, pursuant to his employment agreement, Mr. Singh was issued 50,000,000 restricted shares of our common stock equal in value to $500,000 and at an assumed per share value of par value, which vested 50% on the date of grant and 50% on December 1, 2023.

(5) The executive was granted options to purchase 11,250,000 shares of Common Stock on February 13, 2023. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

(6) Dr. Trumbach’s salary for the 2023 and 2024 fiscal years has been earned and paid subsequent to June 30, 2024 in lieu of cash through the issuance of Common Stock of the Company. For 2023, Dr. Trumbach was issued an aggregate of 4,152,794 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.1202 and $0.4080. For 2024, Dr. Trumbach was issued an aggregate of 4,661,293 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.2640 and $1.1920. See “Executive Employment Agreements – Dr. Andrew Trumbach” below.

(7) On December 5, 2023, Dr. Trumbach was issued 50,000,000 restricted shares of our common stock equal in value to $500,000 and at an assumed per share value of par value, as a bonus for work performed for the fiscal year ended June 30, 2022.

(8) On February 13, 2023, pursuant to his employment agreement, Dr. Trumbach was issued 50,000,000 restricted shares of our common stock equal in value to $500,000 and at an assumed per share value of par value, which vested 50% on the date of grant and 50% on December 1, 2023.

(9) Mr. Trumbach’s salary for the 2023 and 2024 fiscal years has been earned and paid subsequent to June 30, 2024 in lieu of cash through the issuance of Common Stock of the Company. For 2023, Mr. Trumbach was issued an aggregate of 1,536,095 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.1202 and $0.4080. For 2024, Mr. Trumbach was issued an aggregate of 1,232,174 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.2640 and $1.1920. See “Executive Employment Agreements – Tyler Trumbach, Esq.” below.

(10) Mr. Vasquez resigned from CFO in or around September 2023.

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

Mr. Singh was granted (a) restricted shares of Company Common Stock pursuant to the Singh Agreement and a Restricted Stock Agreement dated February 13, 2023 equal in value to $500,000 and at an assumed per share value of par value, or 50,000,000 shares (the “Singh Restricted Stock”), which Singh Restricted Stock vested 50% on the date of grant and 50% on December 1, 2023, and (b) options to purchase an aggregate of 11,250,000 shares of the Company’s Common Stock pursuant to a Stock Option Agreement, at an exercise price per share equal to the fair market value of the Company’s Common Stock on the date of grant, and which vested upon grant. He will also be entitled to participate in the Company’s incentive plans from time to time.

Additionally, Mr. Singh may earn an annual bonus of up to 100%-400% of Singh Base Salary, payable based on objectives and performance in the previous fiscal year. For the fiscal year ended June 30, 2022, Mr. Singh was granted an annual bonus of 50,000,000 shares of our Common Stock equal in value to $500,000 and at an assumed per share value of par value, which was issued on April 1, 2024.

On September 16, 2024, Mr. Singh was also issued an aggregate of 14,071,153 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid salary and bonuses aggregating $3,469,665 from September 1, 2022 through June 30, 2024.

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

On June 29, 2024, the Company and Mr. Singh entered into an amendment to the Singh Agreement. The amendment provides that Mr. Singh shall serve as Co-Chief Executive Officer of the Company. In addition to being a Co-Chief Executive Officer, Mr. Singh remains as Chairman of the Board of Directors.

Andrew Trumbach

Pursuant to Dr. Trumbach’s employment agreement (the “Trumbach Agreement”) with the Company, Dr. Trumbach will receive an annual base salary of $750,000 (the “Trumbach Base Salary”), retroactive to December 1, 2021 which was the approximate date he commenced his employment relationship with the Company. The Trumbach Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Dr. Trumbach’s performance and that of the Company. The Trumbach Base Salary may be paid in shares of the Company’s Common Stock or cash depending on cash availability and as agreed to by the Company and Employee.

Dr. Trumbach was granted (a) restricted shares of Company Common Stock pursuant to the Trumbach Agreement and a Restricted Stock Agreement dated February 13, 2023 equal in value to $500,000 and at an assumed per share value of par value, or 50,000,000 shares (the “Trumbach Restricted Stock”), which Trumbach Restricted Stock vested 50% on the date of grant and 50% on December 1, 2023, and (b) options to purchase an aggregate of 11,250,000 shares of the Company’s Common Stock pursuant to a Stock Option Agreement, at an exercise price per share equal to the fair market value of the Company’s Common Stock on the date of grant, and which vested upon grant. He will also be entitled to participate in the Company’s incentive plans from time to time.

Additionally, Dr. Trumbach may earn an annual bonus of up to 100%-400% of Trumbach Base Salary, payable in cash or stock based on objectives and performance in the previous fiscal year. For the fiscal year ended June 30, 2022, Dr. Trumbach was granted an annual bonus of 50,000,000 shares of our Common Stock equal in value to $500,000 and at an assumed per share value of par value, which was issued on December 5, 2023.

On September 16, 2024, Dr. Trumbach was also issued an aggregate of 14,071,153 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid salary and bonuses aggregating $3,469,665 from September 1, 2022 through June 30, 2024.

Dr. Trumbach is also entitled to customary benefits and vacation, and is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Trumbach Agreement.

The Trumbach Agreement may be terminated by the Company at any time without prior notice for “Cause”, as defined in the Trumbach Agreement. Upon termination for Cause, Dr. Trumbach will be provided with any unpaid, earned Trumbach Base Salary up to the date of termination.

The Trumbach Agreement may be terminated at any time without Cause, and provided that Dr. Trumbach executes a general release, the Company shall pay to Dr. Trumbach an amount equal to 12-months’ Trumbach Base Salary (the “Trumbach Severance”) plus accrued unused vacation; provided that the Company shall not be required to pay the Trumbach Severance in the event the Company elects to enforce the Trumbach Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Trumbach Agreement.

Dr. Trumbach can terminate the Trumbach Agreement and his employment at any time for any reason on 30 days prior written notice. In case of “Good Reason,” as defined in the Trumbach Agreement, the Company shall pay to Dr. Trumbach the Trumbach Severance plus accrued unused vacation; provided that the Company shall not be required to pay the Trumbach Severance in the event the Company elects to enforce the Trumbach Agreement’s non-competition provisions and pay salary post-termination pursuant to the terms of the Trumbach Agreement.

If Dr. Trumbach dies while employed under this Agreement, the Trumbach Agreement shall terminate immediately and the Company shall pay to his estate, any earned Trumbach Base Salary and accrued vacation, if any, that is unpaid up to the date of his death. The Company may terminate the Trumbach Agreement as a result of any mental or physical disability or illness which results in (a) Dr. Trumbach being unable to substantially perform his duties for a continuous period of 150 days or for periods aggregating 180 days within any period of 365 days or (b) Dr. Trumbach being subject to a permanent or indefinite inability to perform essential functions based on the opinion of a qualified medical provider chosen by the Company. Such termination will be effective on the date designated by the Company, and the Employee will be paid his annual Trumbach Base Salary, accrued vacation, if any, and certain benefits as set out in the Trumbach Agreement through the date of termination.

On June 29, 2024, the Company and Dr. Trumbach entered into an amendment to the Trumbach Agreement. The amendment provides that Dr. Trumbach shall serve as Co-Chief Executive Officer of the Company. In addition to being a Co-Chief Executive Officer, Dr. Trumbach will also remain as the Company’s Chief Financial Officer but will relinquish his title of President.

Tyler Trumbach, Esq.

On July 25, 2022, we entered into an Employment Agreement with Tyler Trumbach, the Company’s Chief Legal Counsel and a director.

Pursuant to the Employment Agreement, Mr. Trumbach will receive an annual base salary of $200,000 (the “Tyler Trumbach Base Salary”), payable in shares of Common Stock of the Company or cash, depending on cash availability. The Tyler Trumbach Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Trumbach’ s performance and that of the Company. Additionally, Mr. Trumbach may earn an annual bonus of up to 200% of Tyler Trumbach Base Salary, payable in cash or stock based on performance in the previous fiscal year, and based on the achievement of objectives agreed to with the Company’s Chief Executive Office and/or President for each fiscal year. On September 16, 2024, Mr. Trumbach was issued an aggregate of 3,529,127 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid cash salary and bonuses aggregating $895,512 from September 1, 2022 through June 30, 2024.

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

Mr. Trumbach will be entitled to participate in the Company’s incentive plans and shall initially be granted options to purchase 1,500,000 shares of the Company’s Common Stock, which have not yet been issued.

Limits on Liability and Indemnification

We provide directors and officers insurance for our current directors and officers.

Our certificate of incorporation eliminates the personal liability of our directors to the fullest extent permitted by law. The certificate of incorporation further provides that the Company will indemnify its directors to the fullest extent permitted by law.

Director Compensation

We do not yet have a standard, approved annual compensation arrangement for our non-employee directors, although we expect to approve such an arrangement prior to the end of the Company’s fiscal year ending June 30, 2025. Compensation was paid to our non-employee directors in the aggregate amount of $48,000 and $-0- during the fiscal years ended June 30, 2023 and 2022. In consideration for their board service, we may also choose to compensate our outside directors in the form of options for each year for their continued service. We also reimburse our directors reasonable out -of -pocket expenses incurred in attending board meetings and in carrying out their board duties.

The following table summarizes cash and equity-based compensation information for our outside directors, for the fiscal year ended June 30, 2024:

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

Between November 15, 2024 and December 20, 2024, the Company borrowed an aggregate of $3,000,000, evidenced by a Secured Promissory Note, dated December 1, 2024 and as amended on April 22, 2025, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Chairman and Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize from Chial Mountain, another affiliate of Mr. Singh, and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets.

Interest on the note portion of the loan is 3.5% per annum (subject to late payment penalties), and the principal and interest on the note shall be paid on June 1, 2025, or the Company’s up-listing to the NYSE American.

The note is secured by a first priority lien on substantially all of the assets of the Company and contain customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the notes. Additional definitive documentation regarding the line of credit has not yet been negotiated or entered into; however the Company expects the note will be rolled into the definitive documents relating to the full line of credit once finalized and executed.

On December 31, 2024, Awaysis Belize Ltd., a Belize corporation and wholly-owned subsidiary of the Company, acquired all of the stock and substantially all of the assets of Chial Mountain Ltd., a Belize corporation, pursuant to an Agreement of Purchase and Sale dated December 31, 2024, and effective December 20, 2024. The agreement was amended on April 14, 2025. Under this agreement, as amended, Awaysis Belize, acquired all outstanding shares of Chial Mountain and substantially all its assets on an “as is, where is” basis, including: (i) all tangible and intangible property of Chial Mountain; and (ii) certain real property located in the Cayo District of Belize, totaling over 63 acres (the “Chial Reserve Assets”). The Chial Reserve Assets include approximately 35 villas, comprising an estimated 59,000 square feet, which the Company plans to further develop and renovate as part of its “Awaysis” branded residential enclave community.

The aggregate estimated purchase price was $5,500,000, subject to potential adjustments, consisting of: (i) $2,400,000 in cash; (ii) a $1,500,000 secured promissory note (as adjusted based on an appraisal of the property to be performed by the parties) dated December 21, 2024, as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and matures on the earlier of July 15, 2025, or the Company’s up-listing to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024, between the Company and Mr. Singh, which bears interest at a rate of 3.5% per annum and matures on June 30, 2025.

The notes are secured by first priority liens on substantially all of the Company’s assets and include customary default provisions, which entitle Mr. Singh, among other rights, to accelerate repayment of the unpaid principal and any accrued interest.

The senior convertible promissory note grants Mr. Singh the option to convert the note into shares of the Company’s Common Stock at a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately preceding his delivery of a conversion notice.

On January 30, 2025, Chial Mountain assigned an Agreement, dated December 5, 2024 to Awaysis Belize, granting Awaysis Belize the right until May 28, 2025 to purchase an aggregate of approximately 157 acres of property in the Cayo District of Belize, adjacent to the Chial Reserve Assets for an aggregate purchase price of approximately $408,000.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit
Number	Description of Document

3.1**	Articles of Incorporation
3.2**	Certificate of Amendment of Certificate of Incorporation
3.3**	Certificate of Amendment to Articles of Incorporation
3.4**	By-Laws
4.1**	Description of Registrant’s Securities
10.1*	2022 Omnibus Performance Award Plan (1)
10.2	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Curah Capital Corporation (2)
10.3	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Agorapyth X Corporation (2)
10.4	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Abraxas Corporation (2)
10.5*	Employment Agreement with Tyler Trumbach (3)
10.6*	Employment Agreement with Michael Singh (4)
10.7*	Employment Agreement with Andrew Trumbach (4)
10.8*	Restricted Stock Agreement with Michael Singh (4)
10.9*	Restricted Stock Agreement with Andrew Trumbach (4)
10.10*	Stock Option Agreement with Michael Singh (4)
10.11*	Stock Option Agreement with Andrew Trumbach (4)
10.12*	First Amendment to Employment Agreement with Michael Singh (5)
10.13*	First Amendment to Employment Agreement with Andrew Trumbach (5)
10.14	Demand Promissory Note dated June 30, 2022 with Curah Capital Corporation (6)
10.15	Demand Promissory Note dated June 30, 2022 with Abraxas Corporation (6)
10.16	Promissory Note with Harthorne Capital Inc. (7)
10.17	Promissory Note with BOS Investment Inc. dated November 15, 2024 (8)
10.18	Secured Promissory Note with BOS Investment Inc., dated December 1, 2024 (9)
10.19	Cost-Plus Construction Contract, dated November 30, 2022, between R&B Construction Company Limited, and Awaysis Belize Ltd. (11)
10.20	Commercial Lease (Casino) dated September 1, 2024, by and between Awaysis Casamora Limited and American Services and Technology LLC (11)
10.21	Commercial Lease (Administration) dated September 1, 2024, by and between Awaysis Casamora Limited and American Services and Technology LLC (11)
10.22	Form of Rental Pool Management Agreement (11)
10.23	Form of Rental Program Management Agreement (11)
10.24	Form of Short-Term Rental Agreement (11)
10.25**	Form of Residential Lease for Single Family Home and Duplex
10.25	Agreement of Purchase and Sale, entered into on December 31, 2024 (10)
10.26	Stock Purchase and Sale Agreement, entered into on December 31, 2024 (10)
10.27	Secured Promissory Note with Michael Singh, entered into on December 31, 2024 (10)
10.28	Senior Convertible Promissory Note with Michael Singh, entered into on December 31, 2024 (10)
10.29	Agreement, dated December 5, 2024, between Ewigi Liabi Ltd. and Chial Mountain Ltd. (11)
10.30	Assignment of Land Purchase Contract, dated January 30, 2025 (11)
10.31	Amendment to Agreement of Purchase and Sale and First Secured Promissory Note, executed April 14, 2025 (12)
10.32**	Amendment to Agreement to Secured Promissory Note
14.1	Code of Business Conduct and Ethics (7)
21.1	Subsidiaries of the Registrant (7)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Indicates Management contract or compensatory plan or arrangement

** Filed herewith

(1)	Incorporated by reference from Appendix B of the Information Statement on Schedule 14C filed with the SEC on March 4, 2022.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022.

(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.

(4)	Incorporated by reference from the exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

(5)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024.

(6)	Incorporated by reference from the exhibit included in the Company’s Annual Report for the fiscal year ended June 30, 2022.

(7)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K/A filed with the SEC on August 7, 2024.

(8)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2024.

(9)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024.

(10)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025.

(11)	Incorporated by reference from the exhibit included in the Company’s Amendment No. 2 to Registration Statement on Form S-1 (Registration No.: 333-275922) filed with the SEC on January 31, 2025.

(12)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2025.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWAYSIS CAPITAL, INC.

/s/ Michael Singh
Michael Singh
Chairman and Co-Chief Executive Officer

Dated: April 22, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Singh	Chairman and Co-CEO	April 22, 2025
Michael Singh	(Co-Principal Executive Officer)

/s/ Andrew Trumbach	Co-CEO and Chief Financial Officer and Director	April 22, 2025
Andrew Trumbach	(Co-Principal Executive Officer and Financial and Accounting Officer)

/s/ Lisa-Marie Iannitelli	Executive Vice President and Director	April 22, 2025
Lisa-Marie Iannitelli

/s/ Claude Stuart	Director	April 22, 2025
Claude Stuart

/s/ Narendra Kini	Director	April 22, 2025
Narendra Kini

/s/ Tyler Trumbach	Chief Legal Counsel and Director	April 22, 2025
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

Moore Belize LLP (PCAOB ID 6999)

Belize City Belize CA

October 11, 2024

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Balance Sheet

(Audited)

	June 30, 2024	June 30, 2023
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$745,991	$79
Accounts receivable	4,284	-
Prepaid expenses	2,931	17,201
Inventory	10,594,936	11,323,226
Total current assets	11,348,142	11,340,506

Non-current assets
Fixed assets, net	853,940	49,028
Escrow Deposit - Real Estate	5,000	-
Security deposit	14,500	14,500
Operating lease right-of-use	261,564	328,976
Total non-current assets	1,135,004	392,504

Total Assets	$12,483,146	$11,733,010

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	98,200	44,859
Other current liabilities	75,356	118,860
Current portion of lease liability	89,003	-
Due to related party	653,417	2,834,323
Convertible note payable - related party, net of discount	36,565	-
Notes payable	2,600,000	2,600,000
Total current liabilities	3,552,541	5,598,042

Operating lease liabilities	182,649	251,214
Total non-current liabilities	182,649	251,214

Total liabilities	3,735,190	5,849,256

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at June 30, 2024 and June 30, 2023, respectively	-	-
Common stock - 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at June 30, 2024 and June 30, 2023 were 383,958,598 and 252,227,035, respectively	3,839,586	2,522,271
Common stock subscribed - $0.01 par value subscribed common shares at June 30, 2024 and June 30, 2023 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	18,484,873	9,844,510
Accumulated deficit	(12,642,933)	(5,549,457)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	8,747,956	5,883,754

Total liabilities and stockholders’ equity	12,483,146	11,733,010

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

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (formerly known as JV Group, Inc.), a Delaware corporation, (“Awaysis”, “JV Group”, “the Company”, “we”, “us” or “our’) is a public operating company with its common stock quoted on OTC Pink. We are a vacation rental company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize revenues, providing attractive returns to investors and exceptional vacation experiences to travellers.

Company History

JV Group was formed in Delaware on September 29, 2008 under the name ASPI, Inc.

On May 18, 2022, we changed our name from JV Group, Inc. to Awaysis Capital, Inc. In connection with this name change, we changed our ticker symbol from “ASZP” to “AWCA” and effective May 25, 2022, the Company’s common stock was quoted on OTC Pink under the new symbol.

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

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 - Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 - Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial accounts consist of prepaid expenses, accounts payable, accounts payable due to related parties and note payable. The carrying amount of our prepaid expenses, accounts payable, accounts payable - related party and note payable - related party approximate their fair values because of the short-term maturities.

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

Stock Based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation - Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

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

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to Awaysis Capital, Inc by Harthorne Capital, Inc, an affiliate of the Company. As of June 30, 2024, and 2023, the net balance of Notes - related party was $36,565 and $0, respectively. The net balance consists of the principle of the note of $1,100,000 and the discount on the beneficial conversion feature of $(1,100,000). This Discount is amortized on a straight-line basis over the life of the note. The current amortization of the discount is $36,565.

10. NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLE - RELATED PARTY

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

Convertible Note Payable - Related Party

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

As of June 30, 2024, and 2023, the net balance of Notes - related party was $36,565 and $0, respectively. The net balance consists of the principle of the note of $1,100,000 and the discount on the beneficial conversion feature of $(1,100,000)..This Discount is amortized on a straight-line basis over the life of the note. The current amortization of the discount (recorded as interest expense) is $36,565.

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

