Form 10-Q
period 2025-03-31
Awaysis Capital, Inc.
filed 2025-05-30
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 29, 2025, there were 385,053,643 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	March 31, 2025	June 30, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$133,829	$745,991
Accounts receivable	128,598	4,284
Prepaid expenses	1,750	2,931
Inventory	10,716,644	10,594,936
Due from related parties	55,405	-
Mortgage notes receivable	511,284	-
Escrow deposits – real estate	211,498	-
Total current assets	11,759,008	11,348,142

Non-current assets
Fixed assets, net	5,250,851	853,940
Operating lease right-of-use asset	207,911	261,564
Other non-current assets	14,500	19,500
Total non-current assets	5,473,262	1,135,004

Total Assets	$17,232,270	$12,483,146

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	296,024	98,200
Other current liabilities	533,170	75,356
Current portion of lease liability	90,190	89,003
Due to related parties	$1,556,138	653,417
Convertible note payable – related party	3,181,365	1,100,000
Line of credit payable – related party	2,987,785	-
Notes payable	2,596,378	2,600,000
Total current liabilities	$11,241,050	$4,615,976

Operating lease liabilities	127,010	182,649
Total non-current liabilities	127,010	182,649

Total liabilities	11,368,060	4,798,625

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at March 31, 2025 and June 30, 2024, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value; issued and outstanding common shares at March 31, 2025 and June 30, 2024 were 384,673,281 and 383,958,598, respectively	3,846,733	3,839,586
Common stock subscribed – $0.01 par value subscribed common shares at March 31, 2025 and June 30, 2024 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	17,639,289	17,384,873
Accumulated deficit	(14,688,242)	(12,606,368)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	5,864,210	7,684,521

Total Liabilities and Stockholders’ Equity	17,232,270	12,483,146

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024
Revenue	$92,808	$8,148	$275,453	$42,048

Operating expenses
Sales and marketing	26,340	4,295	148,661	32,331
General and administrative	614,179	2,232,743	2,121,010	6,398,714
Total operating expenses	640,519	2,237,038	2,269,671	6,431,045

Loss from operations	(547,711)	(2,228,890)	(1,994,218)	(6,388,997)

Other (income) expense
Other (income) expense	-	-	(4,660)	-
Interest expense	26,254	-	92,316	-
Total other expense	26,254	-	87,656	-

Net loss before income taxes	(573,965)	(2,228,890)	(2,081,874)	(6,388,997)
Income taxes

Net Loss	$(573,965)	$(2,228,890)	$(2,081,874)	$(6,388,997)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding
(basic and diluted)	384,104,200	301,987,035	373,393,204	133,157,743

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

		Common	Common		Additional		Total
	Common Stock Shares	Stock Par Value	Stock Subscribed	Subscription Receivable	Paid-in Capital	Accumulated Deficit	Shareholders’ Equity

Balance, June 30, 2024	384,901,598	$3,839,586	$9,430	$(943,000)	$18,484,873	$(12,642,933)	$8,747,956
Retrospective adjustment from adoption of ASU 2020-06	-	-	-	-	(1,100,000)	-	(1,100,000)
Net income adjustment due to adoption of ASU 2020-06	-	-	-	-	-	36,565	36,565
Adjusted Balance, June 30, 2024	384,901,598	3,839,586	9,430	(943,000)	17,384,873	(12,606,368)	$7,684,521
Shares issued for professional services	37,456	375	-	-	15,296	-	15,671
Net loss	-	-	-	-	-	(694,074)	(694,074)
Balance, September 30, 2024	384,939,054	$3,839,961	$9,430	$(943,000)	$17,400,169	$(13,300,442)	$7,006,118
Shares issued for professional services	296,049	2,960			184,420		187,380
Net loss	-	-	-	-	-	(813,835)	(813,835)
Balance, December 31, 2024	385,235,103	$3,842,921	$9,430	$(943,000)	$17,584,589	$(14,114,277)	$6,379,663
Shares issued	381,178	3,812	-	-	54,700	-	58,512
Net loss	-	-	-	-	-	(573,965)	(573,965)
Balance, March 31, 2025	385,616,281	$3,846,733	$9,430	$(943,000)	$17,639,289	$(14,688,242)	$5,864,210

Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	9,844,510	$(5,549,457)	$5,883,754
Net loss	-	-	-	-	-	(3,531,828)	(3,531,828)
Balance, Sept 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(9,081,285)	$2,351,926
Shares issued at par $0.01	50,000,000	500,000	-	-	-	-	500,000
Shares issued for professional services	9,982	100	-	-	4,428	-	4,528
Net loss	-	-	-	-	-	(628,280)	(628,280)
Balance, December 31, 2023	303,180,035	$3,022,371	$9,430	$(943,000)	$9,848,938	$(9,709,565)	$2,228,174
Shares issued for professional services at par $0.01	50,000,000	500,000	-	-	-	-	500,000
Net loss	-	-	-	-	-	(2,228,890)	(2,228,890)
Balance, March 31, 2024	353,180,035	$3,522,371	$9,430	$(943,000)	$9,848,938	$(11,938,455)	$499,284

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31, 2025	March 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,081,874)	$(6,388,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$80,157	2,649
Interest expense	33,000	-
Stock based compensation	$261,563	1,004,528
Amortization of operating lease right-of-use	$53,653	50,130
Changes in operating assets and liabilities:
(Increase) in accounts receivable	$(124,314)	(118)
(Increase) in prepaid expenses	$1,181	(5,842)
(Increase) decrease in inventory	$(3,556,651)	(89,721)
(Increase) decrease in escrow deposit- real estate	$(206,498)	(5,000)
(Increase) decrease in mortgage receivable	$(511,284)	-
Increase (decrease) in due to related party	$847,315	5,436,368
Increase (decrease) in accounts payable	$197,825	86,351
Increase (decrease) in other current liability	$424,815	(29,695)
(Decrease) in operating lease liabilities	$(54,453)	(49,778)
Net cash provided (used) by operating activities	$(4,635,565)	10,875)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in fixed assets	$(1,042,125)	-
Sale of fixed assets	$-	1,849
Net cash used in investing activities	$(1,042,125)	1,849

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in related party notes payable	$5,069,150	-
Payment of note payable	$(3,622)	-
Net cash provided by financing activities	$5,065,528	-

Net (decrease) in cash	$(612,162)	12,724
Cash - beginning of year	$745,991	79
Cash - end of year	$133,829	12,803

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

The aggregate estimated purchase price of the Chial Reserve Assets is $5,500,000, subject to potential adjustments, consisting of: (i) $2,400,000 in cash; (ii) a $1,500,000 (as adjusted based on an appraisal of the property to be performed by the parties) secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest has a maturity date on the earlier of July 15, 2025, or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note, dated December 20, 2024, between the Company and Michael Singh, which bears interest at a rate of 3.5% per annum and has a maturity date of June 30, 2025.

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

As of the quarter ended March 31, 2025, we were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023.

See Note 10 below for details of lessee leases during the nine months ended March 31, 2025.

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

The carrying amounts of financial instruments including cash, accounts payable, and notes payable approximated fair value as of March 31, 2025 due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements

As of March 31, 2025, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements.

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

3. CASH

As of March 31, 2025, our cash balance was $133,829 and as of June 30, 2024 our cash balance was $745,991.

4. ACCOUNTS RECEIVABLE

As of March 31, 2025 and June 30, 2024, the balance of accounts receivable was $128,598 and $4,284, respectively, and related primarily to rents owed by tenants.

5. INVENTORY

As of March 31, 2025, our balance of inventory of real estate under construction was $10,716,644 and as of June 30, 2024 the balance was $10,594,936.

6. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at March 31, 2025 and at June 30, 2024 is as follows:

		March 31,	June 30,
	Useful Lives	2025	2024
Property placed into service	40 years	$4,770,905	$856,491
Building improvements	15 years	102,186	-
Site developments	40 years	408,558	-
Vehicles	5 years	38,125	-
Computer and equipment	5 years	21,517
Furniture and fixtures	7 years	16,067	15,017
Software	3 years	6,536	6,536
Less depreciation and amortization		(113,043)	(32,886)
Total fixed assets, net		$5,250,851	853,940

The Company recorded depreciation and amortization expense of approximately $80,157 for the nine months ended March 31, 2025, and $32,886 for the year ended June 30, 2024, respectively.

7. MORTGAGE NOTES RECEIVABLE

As of March 31, 2025 and June 30, 2024, the balance of Mortgage Notes Receivable was $511,284 and -0-, respectively. The company currently holds three Mortgage Receivable Notes issued in connection with developer-financed Villas at Chial Mountain Reserve. The Notes are recorded at amortized cost, with interest income recognized using the effective rate method. These notes are due on demand and as such are classified as current assets.

Terms of the Notes:

Principal Amounts: $499,933

Interest rates: 7% per annum

Payment Terms: 10 Years. The Notes require monthly payments of principal and interest, commencing on the purchase date and continuing until the balance is fully paid.

Collateral: Title remains with the Company and does not pass to buyers until the Note is full paid.

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

8. ACCOUNTS PAYABLE

As of March 31, 2025 and June 30, 2024, the balance of accounts payable was $296,024 and $98,200, respectively, and related primarily to expenses relating to professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

9. OTHER CURRENT LIABILITIES

Other current liabilities consist of a hospitality tax payable, a security deposit liability, accrued expenses related to payroll and interest, and Chial Reserve Escrow Deposit payables and Chial Reserve homeowners’ maintenance fees. The balance of other current liabilities as of March 31, 2025, and June 30, 2024 was $533,170 and $75,356, respectively,

As of March 31, 2025 the balance consisted of Chial’s escrow deposit payable of $250,000 related to a deposit made in connection with the sale and purchase agreement of a villa and surrounding property, accrued interest of $136,250, payroll for non-related parties of $115,911, security deposit liabilities of $17,700, Chial’s homeowners maintenance fees of $7,527, hospitality tax of $1,863, and business tax payable of $3,946. As of June 30, 2024, the balance consisted of payroll for non-related parties of $62,197 and accrued interest of $11,000, security deposit liability of $1,700, and hospitality tax of $459.

10. DUE TO RELATED PARTIES

As of March 31, 2025 and June 30, 2024, the balance due to related parties was $7,725,288 and $1,753,417, respectively, and related to both costs paid on behalf of the Company and funding to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company and other related party members. The balance due to related parties during the nine months ended March 31, 2025, also includes all salary and payroll accrual for the Company’s development and administration teams.

11. CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note is due June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share.

On December 20, 2024, the Company executed a convertible note payable to Michael Singh for the purchase of the stocks of Awaysis Belize LTD in the amount of $2,081,365, subject to a true-up of the purchase price

As of June 30, 2024, the Company accounted for convertible notes payable in accordance with ASC 470-20. A beneficial conversion feature is a non-detachable conversion feature that is “in the money” at the commitment date, which requires recognition of interest expense for underlying debt instruments and a deemed dividend for underlying equity instruments. A conversion option is in the money if the effective conversion price is lower than the commitment date fair value of a share into which it is convertible.

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

After the adoption of ASU 2020-06, the balance of the convertible note payable is $1,100,000 as of March 31, 2025 and June 30, 2024.

Balance Sheet
	Balance Sheet at	Adoption of
	June 30, 2024	ASU 2020-06	Restated
	(Audited)	Adjustments	Balance Sheet
Convertible note payable - related party, net of discount	36,565	1,063,435	1,100,000
Total current liabilities	3,552,541	1,063,435	4,615,976

Total liabilities	3,735,190	1,063,435	4,798,625

Additional paid in capital	18,484,873	(1,100,000)	17,384,873
Accumulated deficit	(12,642,933)	36,565	(12,606,368)
Total stockholders’ equity	8,747,956	(1,063,435)	7,684,521
Total liabilities and stockholders’ equity	12,483,146	0	12,483,146
Income Statement
Interest Expense	47,565	36,565	11,000
Net loss	(7,093,476)	36,565	(7,056,911)

12. LINE OF CREDIT PAYABLE – RELATED PARTY

Between November 15, 2024 and March 31, 2025, the Company borrowed an aggregate of $2,987,785, evidenced by a Secured Promissory Note, dated December 1, 2024, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Chairman and Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of Awaysis Belize LTD, another affiliate of Mr. Singh, and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets.

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

13. NOTES PAYABLE

The Company has notes payable as of March 31, 2025 and June 30, 2024 in the amount of approximately $2,596,378 and $2,600,000, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was in the amount of $280,000. This second note was fully paid on August 8, 2022.

14. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of March 31, 2025, the Company did not have any additional material operating leases that were entered into, but not yet commenced.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

March 31,
2025

Remaining three months ending June 30, 2025	$22,315
2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	236,236
Present value adjustment	(19,037)
Total operating lease liabilities	$217,199

As of March 31, 2025, the total operating lease liability amount of $217,199 consists of current and long-term portion of operating lease liabilities of $90,190 and $127,010, respectively.

Operating lease costs were $65,888 and $87,851 for the nine months ended March 31, 2025 and the year ended June 30, 2024, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2025:

March 31,
2025

Weighted-average remaining lease term, years	2.6
Weighted-average discount rate, %	7.0%

15. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine months ended March 31, 2025, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the nine months ended March 31, 2025.

16. STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2025, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the nine months ended March 31, 2025 or the year ended June 30, 2024.

Common Stock

As of March 31, 2025, we were authorized to issue 1,000,000,000 shares of common stock with a par value per share of $0.01, of which 384,673,281 shares of common stock were issued and outstanding.

During the three and nine months ended March 31, 2025, the Company accounted for the issuance of 381,178 common shares in the amount of $58,512 and 714,683 common shares in the amount of $261,563, respectively.

As of March 31, 2025, the Company has entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000, and has a subscription receivable in the Consolidated Balance Sheet.

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

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding during the nine months ended March 31, 2025, or for the year ended June 30, 2024:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note is due June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh for the purchase of the stock of Awaysis Belize LTD in the amount of $2,081,365 subject to a true-up of the purchase price.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of March 31, 2025, or for the year ended June 30, 2024.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the nine months ended March 31, 2025 or for the year ended June 30, 2024.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of March 31, 2025. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

17. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2025, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined the following subsequent event is required to be disclosed:

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes.

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

As of March 31, 2025, our revenue consists primarily of monthly rental income of villas and commission from the rental of real property.

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

Three Months Ended March 31, 2025, as Compared to March 31, 2024

Revenues

We recognized revenue of $92,808 and $8,148 during the three months ended March 31, 2025 and 2024, respectively. Revenue generated during the three months ended March 31, 2025 consisted of monthly rental income and commissions from short term property rentals. Revenue generated during the three months ended March 31, 2024 also consisted of monthly rental income from property rentals. The increase in revenue from the three months ended March 31, 2024 to 2025 was a result of having units available for rent in 2025 that were not available in the prior year period and the additional rental income from the recent purchase of Chial Reserve.

Sales and Marketing Expenses

During the three months ended March 31, 2025 and 2024, we incurred sales and marketing expenses of $26,340 and $4,295, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, and management and administration expenses in support of rental offerings and marketing. The increase in sales and marketing expenses from the three months ended March 31, 2024 to 2025 is due to an increased focus on marketing expenses as units become available for rent.

General and Administrative Expenses

During the three months ended March 31, 2025 and 2024, we incurred general and administrative expenses of $614,179 and $2,232,743, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The decrease in general and administrative expenses from the three months ended March 31, 2024 to 2025 mostly relates to a salary bonus granted as of March 31, 2024, offset by increased expenses related to professional fees.

Operating Loss

During the three months ended March 31, 2025 and 2024, we recognized operating losses of $(547,711) and $(2,228,890), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives. The decrease in operating loss from the three months ended March 31, 2024 to 2025 was a result of increased revenue from units being available for rent, and a salary bonus accounted for in prior year not yet assessed for current year, offset by increased expenses related to professional fees and Sales and Marketing expenses, and other details as described in this section.

Other Income (Expenses)

During the three months ended March 31, 2025 and 2024, we incurred net other expense of $26,254 and $0, respectively, consisting of interest expense of $26,254,

Net Loss

During the three months ended March 31, 2025 and 2024, we recognized net losses of $(573,965) and $(2,228,890), respectively. These losses were primarily attributable to accounting, marketing, legal, payroll and employee benefits, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and the continued transitioning from being a shell company to an operating company. The decrease in net loss from the three months ended March 31, 2024 to 2025 was a result of increased revenue from units being available for rent, and a salary bonus accounted for in prior year not yet assessed for current year, offset by increased expenses related to professional fees and Sales and Marketing expenses, and other details as described in this section.

Nine months Ended March 31, 2025, as Compared to March 31, 2024

Revenues

During the nine months ended March 31, 2025 and 2024, we recognized revenue of $275,453 and $42,048, respectively. Revenue generated during the nine months ended March 31, 2025 consisted of monthly rental income and commissions from short term property rentals. Revenue generated during the nine months ended March 31, 2024 also consisted of monthly rental income from property rentals. The increase in revenue from the nine months ended September 2024 to 2025 was a result of having units available for rent in 2025 that were not available in the prior year period and the addition of Chial Reserve rental income.

Sales and Marketing Expenses

During the nine months ended March 31, 2025 and 2024, we incurred sales and marketing expenses of $148,661 and $32,331, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses, and management and administration expenses in support of rental offerings and marketing. The increase in sales and marketing expenses from the nine months ended March 31, 2024 to 2025 is due to an increased focus on marketing expenses as construction is completed and units become available for rent.

General and Administrative Expenses

During the nine months ended March 31, 2025 and 2024, we incurred general and administrative expenses of $2,121,010 and $6,398,714, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The decrease in general and administrative expenses from the nine months ended March 31, 2024 to 2025 mostly relates to bonuses of over $2.6 million paid during the nine months ended March 31, 2024 that were not included during the nine months ended March 31, 2025.

Operating Loss

During the nine months ended March 31, 2025 and 2024, we recognized operating losses of $(1,994,218) and $(6,388,997), respectively. These losses were primarily attributable to the Company transitioning from being a shell company to an operating company under its current management and brand along with the deployment of its sales, marketing, and acquisition initiatives. The decrease in operating loss from the nine months ended March 31, 2024 to 2025 was a result of increased revenue from units being available for rent, and a salary bonus accounted for in prior year not yet assessed for current year, offset by increased expenses related to professional fees and Sales and Marketing expenses, and other details as described in this section.

Other Income (Expenses)

During the nine months ended March 31, 2025 and 2024, we incurred net other expense of $87,656 and $0, respectively, consisting of interest expense of $92,316 offset by other income of foreign exchange gains and interest earned of $4,660

Net Loss

During the nine months ended March 31, 2025 and 2024, we recognized net losses of $(2,081,874) and $(6,388,997), respectively. These losses were primarily attributable to accounting, marketing, legal, payroll and employee benefits, filing fees and transfer agent fees to sustaining the corporate existence of the Company and public company related expenses, and the continued transitioning from being a shell company to an operating company. The decrease in net loss from the nine months ended March 31, 2024 to 2025 was a result of increased revenue from units being available for rent, and a salary bonus accounted for in prior year not yet assessed for current year, offset by increased expenses related to professional fees and Sales and Marketing expenses, and other details as described in this section.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $133,829 and had a positive working capital of $517,958, which was mainly from the issuance of shares for real estate inventory, the sale of shares from our private placement of common stock, and loans and lines of credit totaling approximately $6,169,000 to the Company from an affiliate. We have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months, and expect the anticipated additional cost of development of our first properties to come from the $5 million line of credit commitment, and of which through the filing date of this Quarterly Report on Form 10-Q we borrowed an aggregate of approximately $3,000,000. We will need to raise additional cash to satisfy our medium and long-term requirements.

Historically, an affiliate shareholder has advanced funds on our behalf as we have required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders. The shareholder has indicated its intention to continue to do so and on June 24, 2024 loaned $1,100,000 to the Company; provided, however, that such intentions do not represent a binding commitment by the affiliate shareholder and there is no guarantee that it will be able to provide the funding necessary to achieve this objective. To date, the affiliate shareholder has advanced an aggregate of approximately $205,810 on behalf of the Company to cover certain of the Company’s expenses and loaned an additional $1,100,000 for bridge financing. A different entity, which is an affiliate of one of our Co-CEOs, is the lender under our $5 million line of credit commitment. The affiliate is also the lender under two promissory notes, in the aggregate principal amount of $3.1 million, we issued as partial payment for the Chial Reserve assets. Additionally, our Co-CEO and CFO recently loaned $150,000 to us for working capital, which was evidenced by a convertible promissory note.

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

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Nine months ended
	March 31,
	2025	2024
Cash used in operating activities	$(4,635,565)	$10,875
Cash provided by investing activities	$(1,042,125)	$1,849
Cash provided by financing activities	$5,065,528	$-
Change in cash	$(612,162)	$12,724

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(4,635,565) and $10,875 for the nine months ended March 31, 2025 and 2024, respectively. The net cash used in operations primarily consisted of the selling, marketing, and general and administrative expenses that resulted from the company recently going operational, transferring of inventory assets to assets placed in service as the units become available for rent, and issuance of stock for services provided and payroll.

Cash Flows from Investing Activities

During the nine months ended March 31, 2025 and 2024, net cash flow used for investing activities was $(1,042,125) and $1,849 respectively. This consisted of payments for building improvements related to assets that have been placed in service and the purchase of Chial Reserve Assets.

Cash Flows from Financing Activities

For the nine months ended March 31, 2025 and 2024, net cash from financing activities was $5,065,528 and $0, respectively.

This consisted of the line of credit from BOS investments of $2,987,784 and convertible loan related party of $2,081,365 and a payment on a note payable of $3,622.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company needs to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Co-Chief Executive Officers and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of March 31, 2025, the Co-Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Co-Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2025 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the Company’s recent and continued failure to timely file certain forms or reports under the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company’s management is seeking to remedy this deficiency.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 or our previously filed Quarterly Reports on Form 10-Q.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In January and March 2025, the Company issued an aggregate of 370,451 shares of its common stock to investors in private placement transactions. In addition, the Company agreed to issue 10,727 shares of its common stock as payment for professional services, which have not been issued as of the date of this Quarterly Report on Form 10-Q. The Company believes that the foregoing issuances are exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a)(2) thereof and/or Rule 506(b) of Regulation D promulgated thereunder, as transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended March 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation (1)

3.3	Certificate of Amendment to its Articles of Incorporation (1)

3.4	By-Laws (1)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the exhibit included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 22, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: May 30, 2025	/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 30, 2025	/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

