Form 10-K
period 2025-06-30
Awaysis Capital, Inc.
filed 2025-11-14
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2025

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ____ to _____

Commission file number: 000-214772

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

The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of December 31, 2024, the registrant’s most recently completed second fiscal quarter, was approximately $18,317,582.

As of November 5, 2025, there were 384,931,394 shares of common stock, par value $0.01 per share, outstanding.

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

●	Risks that there may be significant costs and expenses associated with liabilities related to the development of its business that were either unknown or are greater than those anticipated at the time of the acquisition of its assets;

●	Risks that Awaysis may not be successful in integrating new properties into all aspects of our business and operations or that the integration will take longer than anticipated;

●	The operational risks as a result of acquiring undeveloped or underdeveloped assets and real estate and integration of those assets into our business; risks related to disruption of management’s attention from Awaysis’ ongoing business operations due to its efforts to identify, acquire, develop and manage new resort properties into Awaysis;

●	Any adverse effect of an acquired asset on Awaysis’ reputation, relationships, operating results and business generally;

●	Any lingering impact of the COVID-19 pandemic on Awaysis’ business, operating results, and financial condition, or on global economic conditions;

●	Risks related to Awaysis’ indebtedness, especially in light of the significant amount of indebtedness we expect to incur to complete the acquisition and development of hospitality and resort properties;

●	Inherent business risks, market trends and competition within the resort and hospitality industries;

●	Compliance with and changes to United States, Belize and global laws and regulations, including those related to anti-corruption and privacy;

●	Risks related to Awaysis’ planned acquisitions, joint ventures, and other partnerships;

●	Awaysis’ dependence on third-party development activities; the performance of Awaysis’ information technology systems and its ability to maintain data security;

●	Regulatory proceedings or litigation; adequacy of our workforce to meet Awaysis’ business and operation needs;

●	Awaysis’ ability to attract and retain key executives and employees with skills and capacity to meet our needs; and

●	Natural disasters or adverse geo-political conditions. Any one or more of the foregoing factors could adversely impact Awaysis’ operations, revenue, operating profits and margins, financial condition or credit rating.

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

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

Risks Relating to our Business and Finances

●	We are a development stage company with a limited operating history and have not yet achieved profitability, making it difficult for you to evaluate our business and your investment.

●	We have only recently established any material and recurring revenues or operations, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

●	We have incurred net losses of $2,724,941 and $7,056,911 for the fiscal years ended June 30, 2025 and 2024, respectively, and we anticipate that we will continue to incur significant losses for the foreseeable future, and even as we commence generating material and recurring revenue, we may never achieve or maintain profitability. We had an accumulated deficit of $15,331,309 and $12,606,368 as of June 30, 2025 and 2024, respectively.

●	We are dependent on management. Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on our future performance.

●	Failure to properly estimate the risks, time and cost involved in a project or delays in completion may lead to cost overruns and affect our financial conditions and any profitability.

●	We are subject to significant accounts payable and other current liabilities.

●	We may not have sufficient liquidity to repay certain outstanding promissory notes at maturity, which could result in the loss of properties and related assets securing those notes.

●	The expansion of our operations can have a significant impact on our profitability.

●	Our financial success is dependent on general economic conditions.

●	Our operating results are subject to significant fluctuation based on seasonality and other factors.

Risks Relating to our Properties

●	Our success will partially depend upon the acquisition and re-development of hospitality properties in varying stages of development, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently integrate assets into our existing operations.

●	Investors are reliant on management’s assessment, selection, and development of appropriate properties.

●	Our profitability may be impacted by delays in the selection, acquisition and development of properties.

●	Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

●	Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could adversely impact our results of operations.

●	We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect our ability to respond to market conditions.

●	We may not succeed in creating a portfolio enclave strategy.

●	Our properties may be subject to liabilities or other problems.

●	The failure to successfully execute and integrate properties that support our planned business model could adversely affect our growth rate and consequently our revenues and results of operations.

●	There are significant risks associated with “value-add” and properties in need of re-positioning.

●	Uninsured losses relating to real property may adversely affect our performance.

●	Competition for real property to grow our business may increase costs and reduce returns.

●	Environmental regulations and issues, certain of which we may have no control over, may potentially impose liability and adversely impact our business.

●	Real estate may develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

●	Terrorist attacks or other acts of violence or war may adversely affect our industry, operations, and profitability.

●	Our international operations subject us to additional costs and risks, which could adversely affect our business, financial condition, and results of operations.

●	We will be subject to risks related to the geographic locations of the properties we develop and manage.

●	We are subject to significant government regulations, which could adversely affect our business, financial condition, and results of operations.

●	Weather events, natural disasters and other events beyond our control could adversely affect our business.

●	There may be several conflicts of interest that arise as we implement our business plan.

●	The units we offer may be subject to regulatory scrutiny under federal or state securities laws.

Risks Related to Being a Public Company

●	We will incur increased costs as a result of operating as a public company listed on NYSE American, and our management will devote substantial and increased time to comply with our public company responsibilities and corporate governance practices.

●	Our management team has limited experience managing a public company and no experience managing a public company listed on a national securities exchange.

●	We have been unable to maintain effective disclosure controls and procedures, which could result in our stock price and investor confidence being materially and adversely affected.

Risks Relating to our Common Stock

●	There is a limited trading market for our Common Stock, which could make it difficult for you to liquidate an investment in our Common Stock, in a timely manner.

●	The market price and trading volume of our Common Stock may be volatile, which may adversely affect its market price.

●	Your interest in us may be diluted if we issue additional shares of Common Stock.

●	The sale of our Common Stock may cause its market price to drop significantly, regardless of the Company’s performance.

●	We may not be able to satisfy listing requirements of the NYSE American or obtain or maintain a listing of our Common Stock on the NYSE American.

●	Our Common Stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

●	We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements. Although permitted, the absence of a majority of independent directors, an independent compensation committee, and an independent nominating committee may adversely impact investor confidence and reduce oversight of management decisions. Investors should carefully consider that our corporate governance structure may provide less protection than that afforded to stockholders of companies with independent boards.

●	Certain of our executive officers and directors, through their direct and indirect ownership of Common Stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

●	Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

●	Investments in our Common Stock may provide you with limited rights, and we do not expect to pay cash dividends in the short term.

●	We qualify as a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

PART I

Item 1. Business.

The Company

Awaysis Capital, Inc. (the “Company”, “we”, “us” or “our”) is real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing bookings and rentals, of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities in the Caribbean, Europe, South America and the United States, that will optimize sales, hospitality, and management revenues for our company, while providing the potential for home owners to retain our services to manage any bookings of their units for third-party short or long term stays, and provide exceptional vacation experiences to travelers.

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

At least initially, we are seeking to develop resorts that have not been completed nor have a significant prior operational history. As such, we intend to purchase the real estate underlying the planned community and finish the development, then, depending on the property, we would either sell the finished individual units to buyers, or we would retain ownership of the finished individual units and market them for short or long term hotel/resort stays. Individual units sold to third-party buyers can then be used by them for their personal use or in their sole discretion from time to time, book for third party short or long term stays, either managed by us or through other arrangements in compliance with local law. In addition, we would own and manage the common areas of each community, including any areas devoted to restaurants/bars, pools, retail, spas and fitness centers, some of which we may determine to outsource to third parties at prevailing market rates. We do not have a limit on the number of units or other parts or amenities of a particular community that we will sell, lease or retain, nor do we have a percentage limit to the amount of revenues generated by the units we do retain, and in such cases, will be a result of market forces from time to time. Any revenue we generate from a particular unit owned by a third party who opts to retain us to manage bookings of their unit will be split between us and the individual owner of the unit, pursuant to a separate agreement between us.

All third party owners of units have the option to rent out their units, subject to local laws, such as laws of Belize that require that all such bookings are processed through an entity with a Belize hotel license. To the extent an owner of a unit wishes to retain us to manage bookings of their unit, we will have an exclusive agreement for the term of the agreement with the individual owners or, where applicable, the homeowners association, which specifies our fees. Each month, we intend to reconcile bookings and fee allocations for each individual owner. Any bookings income due to an owner is segregated and subsequently distributed to them in accordance with the terms of their particular agreement.

We intend to offer for sale, or as short or long term bookings, the finished units in any and all jurisdictions that permit such offers. To date, we are making such offers through our website at www.awaysisgroup.com, on-line multiple listing services, and other licensed direct booking channels. We are not presently aware of any jurisdictional limits on the offer of these properties in the jurisdictions we are targeting to offer our investors for sale or rent. While our current properties are located in Belize, the offer and sale of these properties, as well as the related management arrangements, may take place both in Belize and in the United States, subject to compliance with applicable laws and regulations in each jurisdiction.

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

Additionally, we are a licensed hotel operator in Belize and maintain compliance with applicable laws and regulations administered by the Belize Tourism Board and other relevant governmental authorities. Our operations are subject to the requirements of the Belize Hotels and Tourist Accommodation Act and related regulations, which govern the licensing, classification, and operation of hospitality establishments throughout the country.

Recent Developments

Line of Credit

Between November 15, 2024 and December 20, 2024, the Company borrowed an aggregate of $3,000,000, evidenced by a Secured Promissory Note, dated December 1, 2024, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize from Chial Mountain Ltd., another affiliate of Mr. Singh, and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets.

Interest on the note portion of the loan is 3.5% per annum (subject to late payment penalties). On April 22, 2025, the parties entered into an amendment to the secured promissory note, to provide that principal and interest shall be due on June 1, 2025. On June 30, 2025, the parties subsequently amended the secured promissory note to extend the maturity date to August 31, 2025. On August 30, 2025, Mr. Singh and BOS granted the Company a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the secured promissory note. On October 28, 2025, the Company and BOS further amended the secured promissory note to extend the maturity date to November 30, 2025.

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

We currently intend to repay this note using a portion of the net proceeds from a future offering, cash generated from operations, or proceeds from potential asset sales, if necessary. We are actively evaluating our liquidity position and to ensure we are able to meet our obligations as they come due. Although we are engaging in negotiations with our lender, there can be no assurance that we will have sufficient funds available at the time of maturity, that we will be able to secure future funds on terms acceptable to us, or that if we do not have sufficient funds at maturity, we could further extend the maturity date.

Related Party Loan

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the Loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the Note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to the maturity date, at an exercise price per share of $0.16. The maturity date of the note was extended to November 30, 2025

Appointment of Temporary Chairman

On August 30, 2025, the Board unanimously voted to temporarily remove Mr. Singh as Chairman of the Board pending completion of the new appraisal of the Chial Reserve Assets. The Board unanimously appointed Dr. Narendra Kini to serve as temporary Chairman of the Board during this interim period.

Reverse Stock Split

In September of 2024, our Board of Directors and holders of a majority of our outstanding voting securities, approved a reverse split of up to 1-for-20 of our issued and outstanding shares of Common Stock (the “Reverse Split”) and authorized our Co-CEOs, in their sole discretion, to determine the final ratio and effect the Reverse Split any time before the one year anniversary of the approval date. We do not yet have an effective date for the Reverse Split, but have determined and set a split ratio of 1-for-20. On August 28, 2025, our Board and the holders of a majority of our outstanding voting securities approved an extension to effect the Reverse Split from the one year anniversary of the original approval date to December 31, 2025. We expect the Reverse Split to take effect in our fiscal quarter ending December 31, 2025.

Properties

Awaysis Casamora Assets

On June 30, 2022, we closed on the acquisition of certain real estate assets in San Pedro, Belize (the “Awaysis Casamora Assets”), pursuant to a series of Agreements of Purchase and Sale, dated April 15, 2022. The total consideration paid by us for the properties subject to the agreements was at the appraisal value of $11.4 million (excluding transaction costs and fees) and was settled in a combination of a Purchase Money Mortgage of $2.6 million at 0% interest rate, payable on demand, a Purchase Money Mortgage of $280,000 at 0% interest rate that was paid on August 8, 2022 and 56.8 million shares of the Company’s Common Stock based on a per share price equal to the market price on the date of appraisal of $0.150.

As the first acquisition by the Company in Belize and an important milestone, the Company is rebranding the Awaysis Casamora Assets, so it is easily identifiable as an Awaysis property and align seamlessly with its strategy of creating a network of Awaysis residential enclave communities.

The Awaysis Casamora Assets are located in San Pedro, Belize, minutes away from the town core, and is a 2.5 acres site with 300 feet of beach frontage overlooking the reef that is less than a mile offshore. The property is expected to feature 30 renovated 1-, 2- & 3- bedroom private suites, a wellness spa and fitness facility, gourmet dining restaurant, executive remote work center, private roof top lounge, and lap pool. Along the water edge, there is planned a beach bar and waterfront esplanade.

There are 4 distinct features to the property:

●	The main 4-story condominium complex that sits atop 20,995 square feet of prime oceanfront land having a frontage of 100 feet on the beach reserve and Caribbean Sea and comprises twenty individually stratified 2-bedroom, 2-bathroom ocean view condo suites, of which twelve units are available for re-sale. The condo suites average 1,400 square feet plus an additional 250 square feet of outdoor balcony space that can be used as a lounge area and patio. Each condo suite has an unobstructed ocean view and overlooks the lap pool. We expect the total remaining construction costs to complete development of this portion of the Awaysis Casamora Assets to be approximately $2,500,000.

●	A 10,000 square foot amenities building immediately adjacent to the condominium complex which includes the fitness center, wellness spa on the ground floor, Pilates/Yoga studios and an executive remote working space with a balcony on the first floor, and a dining area and lounge on the rooftop. This property has been fully renovated and the company has entered a short-term lease with a lessor at $13,000 USD per month for 6 months with an extension for another 6 months.

●	Two 2-story waterfront villas with manicured gardens on 13,590 square feet of additional prime oceanfront land having another frontage of 100 feet on the beach reserve and Caribbean Sea. The north villa contains four 1-bedroom, 1-bathroom furnished units, each with 675 square feet of interior space plus additional balcony/porch exterior space. The south villa contains two 1-bedroom, 1-bathroom furnished units, each with 675 square feet of interior space plus additional balcony/porch exterior space on the ground floor and one 3-bedroom, 3-bathroom unit with 1,350 square feet of interior space plus additional balcony/porch exterior space on the top floor. We have projected to have these renovated by the end of calendar year 2025. We expect the total remaining construction costs to complete development of this portion of the Awaysis Casamora Assets to be approximately $515,000.

●	A 3-story building on the street side of the property. We have completed the construction of this property. Due to its location on the main commercial street in San Pedro, walking distance to the main town center, we believe that it has the potential for residential use either as a primary residence or as rental property with commercial potential. The ground floor consists of 1,250 square feet of interior space that has been fully renovated as offices. The second floor open area consists of 1,250 square feet of finished interior space that can be converted into one large 3-bedroom unit or two units. The Penthouse unit consists of 3 bedrooms, 2 full bathrooms, a full kitchen, breakfast bar, 6 seat dining area, and living area. The Penthouse is fully air conditioned and comes fully furnished. Additionally, the Penthouse includes a private balcony to the master suite, and a larger balcony with street and sea views. We have leased the Penthouse unit on the third floor for $2,500 USD per month. The same tenant has leased the first floor and unfinished second floor for $3,000 USD per month.

All villas, suites and units may be occupied by the owner or they may contract with us to manage short or long term bookings of the units for a fee, making it a flexible option for those that either wish to occupy part-time, or that wish to rent their unit without management responsibility.

Development Strategy

The twelve 2-bedroom, 2-bathroom ocean view condo suites in the 4-story condominium complex that are available for re-sale are fully gutted as of the date of this Annual Report on Form 10-K and the grey works are currently underway with over 60% already completed. The intention is to finish one model unit on the first floor to showcase the full experience of indoor space and outdoor balcony space to aid in the pre-sales.

For unit rentals in San Pedro generally, the average daily rate for a 2-bedroom, 2-bathroom condo suites with a view of the ocean in San Pedro is on average approximately $650 per night with an occupancy rate of 69% adjusted for seasonality. We expect that our villas will be rented out at similar rates and with similar occupancy rates.

We believe that currently there is no inventory of unobstructed ocean view condo suites in San Pedro that have fully stratified titles. Furthermore, since most of the inventory in San Pedro is offered for sale on a speculative pre-development basis, we believe our strategy of selling or renting units that are already in development or developed will attract potential buyers and renters over these other alternatives.

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

We expect the total remaining construction costs to complete development of the Awaysis Casamora Assets to be approximately $3,015,000, and estimate completion, assuming availability of funds, to occur in the second half of calendar year 2026.

As of September 15, 2025, Awaysis has six units available for same or for short or long term booking, of which four are Company-owned. The Company has entered into an agreement with each of the owners of the other two units, to manage short or long term bookings on their behalf for a fee. We anticipate renovating these units. Awaysis has also entered into a lease agreement, effective April 1, 2024 and which is now on a month to month basis, on a three-bedroom condominium located in the commercial building adjacent to the resort property. This unit has been listed for sale.

Infrastructure

Through the date of this Annual Report on Form 10-K, the following has been accomplished:

●	All infrastructure has been installed, in particular the road network, water, power and internet, with municipal grid connections, subject to some electrical testing and further upgrading to be determined if required.

●	Building permits for the construction of the entire project have already been issued.

●	All building structural engineering reports have been completed for the condominium complex and determination for the requirements for the other buildings is still being assessed and budgeted for even if found to be unnecessary.

●	The project has had full environmental clearance.

●	Hotel licenses have been obtained.

●	All project liability insurance is already obtained.

●	The amenities building is completed and rented.

●	The three story mixed use building is completed and rented.

●	The gates at the entrance have been installed.

●	The marketing and development plans have been completed.

●	Glass and rails have been ordered and awaiting delivery.

Chial Mountain

On December 31, 2024, Awaysis Belize Ltd., a Belize corporation and wholly-owned subsidiary of the Company, or Awaysis Belize, acquired all of the stock and substantially all of the assets of Chial Mountain Ltd., a Belize corporation, or Chial Mountain, pursuant to the terms and conditions of an Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, between Chial Mountain and Awaysis Belize. The agreement and the secured promissory note described below were amended on April 14, 2025. In order to comply with several legal formalities of Belize, Mr. Singh and Dr. Trumbach directly formed and were 100% owners of Awaysis Belize before transferring 100% of their ownership to the Company for nominal consideration.

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

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up-listing of the Company to the NYSE American.

The notes are secured by first priority liens on substantially all of the assets of the Company and contain customary events of default, which entitle Mr. Singh , among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest to the extent applicable.

The senior convertible promissory note is convertible at the option of Mr. Singh into shares of the Company’s Common Stock at a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately prior to Mr. Singh’s delivery of a notice of conversion, as set forth therein.

On January 30, 2025, Chial Mountain assigned an Agreement, dated December 5, 2024 to Awaysis Belize, granting Awaysis Belize the right until May 28, 2025 to purchase an aggregate of approximately 157 acres of property in the Cayo District of Belize, adjacent to the Chial Reserve Assets for an aggregate purchase price of approximately $408,000. Both parties agreed to extend the option period and to split the purchase of the remaining property into two separate agreements, one for a 50 acre parcel that was exercised for a $250,000 amount due to the seller that closed on June 30, 2025, and the second for a 107 acre parcel that the Company expects to consummate on or before December 31, 2025.

On August 30, 2025, the Company’s Board of Directors met to discuss the Company’s review of the third-party appraisal and the valuation of the non-fixed assets of the Chial Reserve Assets. During the course of its review, the Company identified numerous material inconsistencies and errors in the methodologies underlying both evaluations. Following discussion, the Board unanimously approved: (i) commissioning a new third-party appraisal of the real property portion of the Chial Reserve Assets, and (ii) commissioning a new valuation of the non-fixed assets, with both appraisers to be selected from a list provided by Mr. Singh, and ultimately chosen by the Board.

On October 28, 2025, the Company and Chial Mountain entered into an Amendment to Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, as amended, to extend the contract period to the new valuation and appraisal of the Chial Reserve Assets and to provide for the negotiation of an adjustment to the purchase price in light of such appraisal, to be set forth in a post-closing agreement to be executed within thirty (30) days following completion of the new appraisal. The Parties further agreed that either party may dispute the results of the new appraisal within fifteen (15) days of receipt, with the original deadline to execute the agreement being subject to automatic extension to the next feasible date, which shall not constitute a default.

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

All villas and units may be occupied by the owner or may be contributed to the Company’s rental program on a profit split basis, making it a flexible option for those that either wish to occupy part-time, or that wish to earn positive income from their ownership with no management responsibility.

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

Both the Spa and Wellness Center and the restaurant are anticipated to open by the end of calendar year 2025.

History

The Company was formed in Delaware on September 29, 2008, under the name ASPI, Inc. (“ASPI”).

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

Contemporaneously, the size of the Board of Directors of the Company was increased from three directors to six directors. Michael Singh was appointed as the initial Chairman of the Board and Dr. Andrew Trumbach and Lisa Marie Iannitelli were each appointed as a director, filling the vacancies on the Board resulting from the increase to the size of the Board.

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

On May 18, 2022, we changed our name from JV Group, Inc. to Awaysis Capital, Inc. In connection with this name change, we changed our ticker symbol from “ASZP” to “AWCA” and effective May 25, 2022, we were quoted on OTCID under our new symbol.

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

Our Business

Our business is expected to encompass a diverse range of activities, including development and management of residential / resort communities, sales, hospitality, resort operations, and club management. We anticipate generating revenues from the following primary sources:

●	Real Estate Sales: Selling developed residential units on resort property, which may include condominiums, single-family homes, and villas, to support our overall growth strategy.

●	Management Services: Providing comprehensive management and operational services for branded resorts we own and/or through agreements with homeowners’ associations (HOAs), ensuring seamless operations and a high standard of service.

●	Bookings: Managing short-term and long-term bookings for unsold units at the resorts we own or manage, as well as for units sold to third parties who retain the Company or one of its affiliates to provide such services for a fee, offering high-quality accommodations and experiences for vacationers and travelers.

We believe these revenue streams will collectively support our growth strategy and position us as a unique player in the resort and hospitality market.

As development of the Awaysis Casamora Assets progresses, and more units are expected to become available, increased hospitality operations are expected over the coming months.

In September 2024, the Company entered into leases for the temporary renting out of the two commercial spaces that do not fit into the Company’s overall plans for the Casamora resort, generating revenue of $16,000 per month in the aggregate. Additionally, as of May 2025, the Company is leasing a three bedroom, two bath unit for $2,500 per month.

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

Marketing and Sales Activities

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale globally, to the extent local law permits. We intend to offer owner financing up to 50% of the price of the units. In its current form, the offering of owner financing allows a buyer to pay a minimum of 50% of the purchase price at closing. The remaining balance is to be paid off by giving a mortgage to Awaysis that is registered on title at an interest rate that is slightly higher than commercially available interest rates and amortized over five, ten or twenty-five years where the buyer agrees to make monthly payments to Awaysis until the term is complete and the balance is paid in full. To the extent we are retained by unit owners to manage bookings of their units, and for units we own, we intend to market for short or long term bookings on travel and booking sites such as Travelocity, Bookings.com and Airbnb, in addition to our website.

Resort Management Activities

Resort Management

For each of our resort properties, we intend for Awaysis Capital, LLC, our wholly owned management company subsidiary, to enter into a management agreement. The management company is expected to ensure that the resorts are well-maintained and financially stable, and the services provided are expected to include day-to-day operations of the resort, maintenance of the resort, preparation of reports, budgets and projections and employee training and oversight. The management agreements are expected to provide for a cost-plus management fee, which means we would generally earn a fee over and above the cost to operate the applicable resort. As a result, the management fees we expect to earn would be predictable, unlike traditional revenue-based hotel management fees, and our management fees generally would be unaffected by changes in rates or occupancy. We also expect to be reimbursed for the costs incurred to perform our management services, principally related to personnel providing on-site services.

Short and Long Term Bookings

We intend to offer short-term and long-term booking options for unsold units at our resorts as well as to manage short and long term bookings of units sold to third parties for a fee if the owners elect to avail themselves of these services. By using our websites and other direct booking channels, we intend to be able to reach potential new customers and introduce them to our resorts. These options would allow us to generate revenues through the management fees and from the provision of ancillary services at the resorts to the customers, such as food and beverage, retail, and spa offerings at our resorts.

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

Our business will also compete with the virtually thousands of other hotels, resorts and timeshare operators vying for vacation travelers’, in all cases based principally on location, quality of accommodations, price, service levels and amenities, financing terms, quality of service, terms of property use, reservation systems, flexibility, as well as brand name recognition and reputation. We also compete for property acquisitions and partnerships with entities that have similar business and development objectives to us.

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

Seasonality and Cyclicality

We expect to experience seasonality in the short- and long-term bookings segment of our planned business, with stronger revenue generation during traditional vacation periods for those expected locations. Our business of selling units may be moderately cyclical as the demand for vacation units for sale is affected by the availability and cost of financing for purchasers, as well as general economic conditions and the relative health of the travel industry.

Supply Chains

While we have not experienced material supply chain disruptions or issues since we commenced construction on Awaysis Casamora, in general supply chain disruptions and the cost of materials, parts and labor have progressively increased and may continue to do so over the long-term. Our construction projects, including renovations and/or maintenance, are a routine and necessary part of our business. We may incur costs for these projects or routine maintenance at our properties that exceeds our original estimates due to increased costs for materials or labor or other costs that we do not anticipate. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

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

Human Capital

Currently, we have 21 employees, including our executives. We presently do not have pension, health, annuity or, insurance; however, we intend to adopt some or all of such employee benefits in the future. There are presently no personal benefits available to any officers, directors, or employees. Our employees are all based in the United States, at our office located in Miramar, Florida. These employees oversee day-to-day operations of the Company. As required, we also engage consultants to provide services to the Company both in the U.S. and Belize, including real estate, regulatory, legal and corporate services. We are subject to labor laws and regulations that apply to our locations in the U.S. and Belize. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. We have no unionized employees.

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

We have only recently established any material and recurring revenues or operations, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.

Investors are subject to all the risks incident to the creation and development of a new business and each investor should be prepared to withstand a complete loss of his, her or its investment. Furthermore, the accompanying financial statements have been prepared assuming that we will continue as a going concern. We have not emerged from the development stage and may be unable to raise further equity. Additionally, we have only recently commenced generated material and recurring revenues, have sustained losses and have accumulated a significant deficit since our inception. As of June 30, 2025, we had cash of approximately $220,909 and total current liabilities of approximately $12,010,682. These factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Even if we successfully develop and market our business plan, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease operations and cause you to lose all of your investment. Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.

We have incurred net losses to date, we anticipate that we will continue to incur significant losses for the foreseeable future, and even as we commence generating material and recurring revenue, we may never achieve or maintain profitability.

During the fiscal years ended June 30, 2025, and 2024, we recognized a net loss of $2,724,941 and $7,056,911, respectively. We had an accumulated deficit as of June 30, 2025, and 2024 of $15,331,309 and $12,606,368, respectively. We expect to incur significant losses for the foreseeable future as we continue to implement our business plan and acquire, develop and operate a range of hospitality properties. In the future, acquisition and development of such additional properties, together with anticipated general and administrative expenses, will likely result in the Company incurring further significant losses.

To become profitable, we must successfully implement our proposed business plan and strategies, either alone or in conjunction with possible collaborators. We may never have any significant recurring revenues or become profitable.

We are dependent on management. Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on our future performance.

Our business is and will continue to be significantly dependent on our management team, including Michael Singh and Andrew Trumbach, our Co-CEOs. Our success depends upon the continued service of these directors and officers. The loss of any member of our management team could have a materially adverse effect on our business, financial condition and results of operations.

Our ability to attract, engage, develop and retain qualified and experienced employees at all levels, including in executive and other key strategic positions, is essential for us to meet our objectives. Competition among potential employers might result in increased salaries, benefits or other employee-related costs, or in our failure to recruit and retain employees which could have a materially adverse impact on our business operations, financial condition and results of operations.

Additionally, any failure to adequately plan for and manage succession of key management roles or the failure of key employees to successfully transition into new roles could have a material adverse effect on our business and results of operations. While we have employment arrangements with certain key executives, these do not guarantee the services of these executives will continue to be available to us.

Failure to properly estimate the risks, time and cost involved in a project or delays in completion may lead to cost overruns and affect our financial conditions and any profitability.

When determining the price to construct and develop its projects, we generally adopt a cost-plus pricing model after taking into account factors including, the nature, scale, complexity and location of the relevant project, as well as the estimated material, labor and equipment cost. As such, whether we are able to achieve our target profitability in any project is significantly dependent on our ability to accurately estimate and control these costs. The actual time taken and cost involved in implementing the construction and development of our project may be adversely affected by a number of factors, such as shortage or cost escalation of materials and labor, adverse weather conditions, accidents, and any other unforeseen problems and circumstances. As of the aforesaid factors may give rise to delays in completion of works or cost overruns, which in turn result in a lower profit margin or even a loss for a project, thereby materially and adversely affecting our financial condition, profitability or liquidity

Failure to properly estimate the risks, time and cost involved in a project or delays in completion may lead to cost overruns and affect our financial conditions and any profitability.

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

We are subject to significant accounts payable and other current liabilities.

We have accounts payable and accrued liabilities of approximately $655,994 million as of June 30, 2025. We also incur indebtedness from time to time to fund operations or acquire assets, such as recent loans from certain of our affiliates totaling in excess of $4.5 million. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We have not historically generated sufficient cash flow from operations to enable us to repay indebtedness and to fund other liquidity needs. Such indebtedness could affect our operations in several ways, including the following:

●	a significant portion of our cash flows could be required to be used to service such indebtedness.

●	a high level of indebtedness could increase our vulnerability to general adverse economic and industry conditions.

●	any covenants contained in the agreements governing such outstanding indebtedness could limit our ability to borrow additional funds, dispose of assets, pay dividends and make certain payments.

●	a high level of indebtedness may place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, our competitors may be able to take advantage of opportunities that our indebtedness may prevent us from pursuing.

●	debt covenants may affect our flexibility in planning for, and reacting to, changes in the economy and in our industry, if any; and

●	any ability to convert or exchange such indebtedness for equity in the Company can cause substantial dilution to existing stockholders of the Company.

We may not have sufficient liquidity to repay certain outstanding promissory notes at maturity, which could result in the loss of properties and related assets securing those notes.

We have issued promissory notes to Michael Singh, our Co-CEO and his affiliate that are set to mature on November 30, 2025, with an aggregate outstanding principal balance of $4.5 million. If we are unable to repay these notes at maturity or extend the maturity date, our Co-CEO and his affiliate may have the right to accelerate the obligations and foreclose on the collateral securing such notes, which may include the properties we have acquired using the proceeds of these loans. In such event, we could lose control of strategic properties that are critical to our business operations.

Additionally, it is uncertain whether any foreclosure or transfer of ownership would take into account the improvements we have made to such properties since acquisition, or whether we would be entitled to any reimbursement for capital expenditures or development costs. The loss of these properties and the potential impairment of related investments could have a material adverse effect on our business, financial condition, and prospects.

The expansion of our operations can have a significant impact on our profitability.

We intend on expanding our business through the acquisition, development, maintenance, and operation of residential/resort properties. Any expansion of operations that we may undertake will entail risks, such actions may involve specific operational and management activities which may negatively impact our profitability. Consequently, investors must assume the risk that (i) such expansion may ultimately involve expenditures of funds beyond the resources available to us at that time, and (ii) management of such expanded operations may divert management’s attention and resources away from our existing operations, all of which may have a material adverse effect on our present and prospective business activities.

Our financial success is dependent on general economic conditions.

Our financial success may be sensitive to adverse changes in general economic conditions in the United States, Belize and any other jurisdiction in which our resort properties are or may be located, such as recession, inflation, unemployment, geopolitical situations, and interest rates. Such changing conditions could reduce demand in the marketplace for our hospitality and resort services. We have no control over these changes.

Our operating results are subject to significant fluctuation based on seasonality and other factors.

Our operating results may fluctuate significantly from period to period as a result of a variety of factors, including purchasing patterns of customers, competitive pricing, debt service and principal reduction payments, and general economic conditions. Additionally, we expect to experience seasonality in the segments of our business that rely on short-term and long-term bookings, with stronger revenue generation during traditional vacation periods for those expected locations. The portion of our business of selling units may be moderately cyclical as the demand for vacation units for sale is affected by the availability and cost of financing for purchasers, as well as general economic conditions and the relative health of the travel industry. Our operating results may vary on a quarterly basis and may fluctuate significantly in the future. Other factors may affect our operating results, some of which are beyond the control of management. Accordingly, we believe that quarter-to-quarter comparisons of our operating results may not necessarily be meaningful, and investors should not place undue reliance on the results of any particular quarter as an indication of our future performance.

Risks Relating to our Properties

Our success will partially depend upon acquiring and redevelopment of hospitality properties in varying stages of development, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently develop or integrate new hospitality operations and properties into our existing operations.

We intend to acquire hospitality operations and properties in varying stages of development which we would then re-develop, operate, maintain and manage. The acquisition of such properties entails various risks, including the risks that they may not perform as expected, that we may be unable to integrate new hospitality operations and properties quickly and efficiently into our existing operations and that the cost estimates for the development of a property may prove inaccurate.

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

Our profitability may be impacted by delays in the selection, acquisition and development of properties.

We may encounter delays in the identification, acquisition and development of properties that could adversely affect our profitability. We may experience delays in identifying properties that satisfy ideal purchase parameters.

Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions and uncertainties such as those resulting from the current and future conditions in the global financial markets. For instance, rising interest rates could impact our net income. Recent supply chain constraints have led to higher inflation, which, if sustained, could have a negative impact on our resort development and operations. Furthermore, it could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could adversely impact our results of operations. If inflation or other factors were to significantly increase our business costs, our ability to grow our business could be negatively affected. Current capital market conditions, including the impact of inflation, have increased borrowing rates (even as they have come down to some extent) and can be expected to increase our cost of capital and also affect our ability to raise capital on favorable terms, or at all, in order to fund our operations.

Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could adversely impact our results of operations.

Supply chain disruptions and the cost of materials, parts and labor have progressively increased and may continue to do so over the long-term. Our construction projects, including renovations and/or maintenance are a routine and necessary part of our business. We may incur costs for these projects or routine maintenance at our properties that exceeds our original estimates due to increased costs for materials or labor or other costs that we do not anticipate. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect our ability to respond to market conditions.

Although we expect to develop, operate, manage and hold the various properties we acquire as part of our business plan, there may be times when it would be appropriate to instead sell or otherwise divest one or more properties. Our ability to dispose of properties on advantageous terms depends on factors, some of which are beyond our control, including competition from other sellers and the availability of attractive financing for potential buyers of the properties acquired. We cannot predict the various market conditions affecting real estate and hospitality properties which will exist at any particular time in the future. Due to the uncertainty of market conditions, which may affect the future disposition of the properties acquired, we cannot assure our shareholders that we will be able to sell such properties at a profit in the future. Furthermore, we may be required to expend funds to correct defects or to make improvements to our hospitality properties if we otherwise would want to dispose of a property but the market to do so is not positive. Funds may not be available to correct such defects or to make such improvements. In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not succeed in creating a vacation-remote work enclave strategy.

We believe that the acquisition of hospitality properties for redevelopment will be critical to our ability to enter new emerging markets and build local market density. This strategy is expected to contribute to our ability to grow revenues and increase profitability over time. In order to build on this concept of creating vacation-remote work enclave communities, we must be able to identify and maintain a pipeline of locally managed vacation homes and condominiums in new and emerging markets. We have had initial success in identifying existing shovel ready resorts and vacation properties by giving developers and owners an exit strategy and providing market and developmental expertise to reposition the acquired assets to maximize revenues, but that may not continue. Our ability to maintain this momentum depends in part on our ability to provide a unique and consistent experience to both owners of individual units and guests, which has not been proven due to our early stage of operations.

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

Our targeting of financially distressed properties (and, in some cases, raw land) to develop into Awaysis-branded resort communities is expected to result in our owning properties which are partially leased or completely vacant and thus not generating positive cash flow (or any cash flow). Similarly, under-performing and value-add properties that we are targeting may experience unanticipated delays in, or increases of the cost to improve or reposition those properties that may be beyond our control. There is no assurance we will be successful in stabilizing such properties given the significant number of factors beyond our control, including general or local economic conditions and local market demand that may come into play, which could materially adversely affect our results of operations and financial condition.

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

Competition for real property to grow our business may increase costs and reduce returns.

We will experience significant competition for hospitality assets and projects from individuals, corporations, banks, insurance company investment accounts, as well as hotel and resort operators, real estate limited partnerships, real estate investment funds, commercial developers, pension plans, institutional and foreign investors and entities engaged in real estate investment activities, among others. We will compete against other potential purchasers, managers, and developers of resort-style properties. We believe that competition for these properties will increase for the properties of the type we seek to develop. Many of these competing entities have greater financial and other resources allowing them to compete more effectively. This competition may result in us paying higher prices to acquire potential resort and hospitality properties than we otherwise would, making it more difficult to identify and close on the acquisition of desirable properties. We may be unable to acquire properties that we believe meet our business objectives from time to time.

In addition, our resorts may be located close to resorts that are owned by competitors. These competing resorts may be better located and more suitable for our target demographics than our resorts, resulting in a competitive advantage for these other resorts. We may face similar competition from other resorts that may be developed in the future. This competition may limit our ability to sell units and/or manage such units, increase our costs of securing such purchasers or customers, and limit our ability to charge higher prices or fees and/or require us to make capital improvements we otherwise might not make to our resorts. As a result, we may suffer reduced cash flow with a decrease in share price and/or the ability to provide dividends.

Environmental regulations and issues, certain of which we may have no control over, may potentially impose liability and adversely impact our business.

Federal, state, and local laws and regulations impose environmental controls, disclosure rules and zoning restrictions which directly impact the management, development, use, and/or sale of real estate. Such laws and regulations tend to discourage sales and leasing activities and mortgage lending with respect to some properties, and may therefore adversely affect us specifically, and the real estate industry in general. Failure to uncover and adequately protect against environmental issues may subject us to liability as the buyer of such property. Environmental laws and regulations impose liability on current or previous real property owners or operators for the cost of investigating, cleaning up or removing contamination caused by hazardous or toxic substances at the property.

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

Our international operations subject us to additional costs and risks, which could adversely affect our business, financial condition, and results of operations.

We expect that, initially, all of the resorts we develop, operate and manage will be outside of the United States. Our growth strategy depends, in part, on continued international operations.

International sales and operations are subject to a number of risks, including the following:

●	greater difficulty in enforcing contracts and managing collections in countries where our recourse may be more limited, as well as longer collection periods;

●	higher costs of doing business internationally, including costs incurred in establishing and maintaining office space and equipment for international operations;

●	differing labor regulations;

●	challenges inherent to efficiently recruiting and retaining talented and capable employees in foreign countries and maintaining company culture and employee programs;

●	fluctuations in exchange rates between the U.S. dollar and foreign currencies in markets where we do business;

●	management communication and integration problems resulting from language and cultural differences and geographic dispersion;

●	costs associated with language localization of our operations;

●	risks associated with trade restrictions and foreign legal requirements, including any importation, certification, and localization of our operations that may be required in foreign countries;

●	greater risk of unexpected changes in regulatory requirements, tariffs and tax laws, trade laws, export quotas, customs duties, treaties, and other trade restrictions;

●	costs of compliance with foreign laws and regulations and the risks and costs of non-compliance with such laws and regulations, including, but not limited to data privacy, data protection, and data security regulations;

●	risks relating to the implementation of exchange controls, including restrictions promulgated by the OFAC, and other similar trade protection regulations and measures;

●	heightened risk of unfair or corrupt business practices in certain geographies and of improper or fraudulent sales arrangements that may impact our financial condition and result in restatements of, or irregularities in, financial statements;

●	the uncertainty of protection for intellectual property rights in some countries;

●	exposure to regional or global public health crises, and travel restrictions and other measures undertaken by governments in response to such crises;

●	general economic and political conditions in these foreign markets, including political and economic instability in certain regions;

●	foreign exchange controls or tax regulations that might prevent us from repatriating cash earned outside the United States;

●	risks associated with securing and complying with debt agreements relative to such foreign operations; and

●	double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the United States or the foreign jurisdictions in which we operate.

These and other factors could harm our ability to generate revenue outside of the United States and, consequently, adversely affect our business, financial condition, and results of operations.

We will be subject to risks related to the geographic locations of the properties we develop and manage.

If the hospitality markets or general economic conditions in the geographic areas in which we intend to operate declines, we may be delayed in completing development of our properties or revenues generated from these resort properties in these areas could decline. Any of these events could materially adversely affect our business, financial condition or results of operations.

We are subject to significant government regulations, which could adversely affect our business, financial condition, and results of operations.

We are subject to a number of U.S. federal and state and, with respect to our non-U.S. operations, foreign, laws and regulations that involve matters central to our business. These laws and regulations may involve privacy, data protection, security, rights of publicity, content regulation, intellectual property, competition, consumer protection, credit card processing, taxation, anti-bribery, anti-money laundering and corruption, economic or other trade prohibitions or sanctions or securities law compliance or other subjects. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted and applied in a manner that is inconsistent from country to country or state to state and inconsistent with our current policies and practices and in ways that could harm our business. In addition, the application and interpretation of these laws and regulations often are uncertain. The costs of complying with these laws and regulations are high and likely to increase in the future, particularly as the degree of regulation increases, our business grows, and our geographic scope expands. Further, the impact of these laws and regulations may disproportionately affect our business in comparison to our peers in the hospitality industry that have greater resources. Any failure on our part to comply with these laws and regulations may subject us to significant liabilities or penalties, or otherwise adversely affect our business, financial condition or operating results.

We are also subject to U.S. federal and state and foreign laws and regulations regarding privacy and data protection, including with respect to the storage, sharing, use, processing, transfer, disclosure, and protection of personal data. The potential effects of new and evolving legislation relating to privacy, data security, and data protection are far-reaching, create the potential for a patchwork of overlapping but different laws, and may require us to modify practices and policies, incur substantial costs and expenses in an effort to comply, or restrict our operations.

We take a variety of technical and organizational security measures and other measures designed to protect our data, including data pertaining to our employees, customers, service providers and consumers. Despite measures we put in place, we may be unable to anticipate or prevent unauthorized access to such data.

Non-compliance with any applicable laws and regulations could result in penalties or significant legal liability. Further, even the perception of such noncompliance may result in reputational damage, and our business may be seriously harmed. Although we take reasonable efforts to comply with all applicable laws and regulations, there can be no assurance that we will not be subject to regulatory action, including fines, in the event of an incident. We could be adversely affected if legislation or regulations are expanded to require changes in our business practices or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect our business, results of operations or financial condition.

Weather events, natural disasters and other events beyond our control could adversely affect our business.

Our business and operations could be materially and adversely affected in the event of earthquakes, floods, fires, inclement weather, other weather events, telecommunications failures, blackouts, or other power losses, break-ins, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, public health crises, pandemics or endemics, or other catastrophic events. Our business would be especially adversely impacted if such events were to occur during peak vacation or travel periods.

While we generally consider potential risks related to weather as part of our operations strategy, we do not have a specific business continuity or disaster recovery plans in place. Even if we were to adopt such a plan, it may not adequately protect us from serious disasters and adverse impacts, including our ability or the ability of any of our resorts to remain operational during such events. In addition, climate change events could have an impact on critical infrastructure in the jurisdictions in which we operate or intend to operate, which has the potential to disrupt our business. During weather events we may be unable to maintain full operations in the affected area.

Further, if floods, fire, inclement weather including extreme rain, wind, heat, or cold, or accidents due to human error were to occur and cause damage to our properties, or if our operations were interrupted by telecommunications failures, blackouts, acts of terrorism, wars and other armed conflicts, political or geopolitical crises, or public health crises, our results of operations would suffer.

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

Between November 15, 2024, and December 20, 2024, we borrowed an aggregate of $3,000,000 under a Secured Promissory Note dated December 1, 2024, as amended, as part of a planned committed line of credit with BOS Investment Inc., with the ability to borrow up to $5,000,000 in total. BOS Investment Inc. is an affiliate of Michael Singh, the Company’s Co-CEO. A portion of the loan proceeds was used for the acquisition of our Chial resort property from another affiliate of Mr. Singh. The Company’s entry into this loan arrangement and line of credit presents a conflict of interest, as Mr. Singh is affiliated with both the lender and the borrower. This dual affiliation could require him to take actions on behalf of the lender that are adverse to the Company’s interests, which could materially adversely affect our business.

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up-listing of the Company to the NYSE American.

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the Loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the Note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to the maturity date, at an exercise price per share of $0.16. The maturity date of the note was extended to November 30, 2025.

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

The units we offer may be subject to regulatory scrutiny under federal or state securities laws.

We intend from time to time to sell individual units in our resort properties to third parties. These unit holders will be offered the right to retain us to manage those units for short or long-term stays by tourists, in which case we will receive a fee from the unit holder for any bookings we manage. We believe, based on applicable law and related guidance, including the SEC’s framework under SEC Release No. 33-5347 and relevant case law, that the offer and sale of these units do not constitute an offer or sale of a “security” under the Securities Act of 1933, as amended, and therefore does not require registration or an exemption.

However, the determination of whether an interest constitutes an “investment contract” and therefore a security depends on facts and circumstances, including how the offering is structured and marketed and how unit purchasers view the opportunity. Additionally, there remains some degree of regulatory uncertainty, particularly with respect to real estate offerings that include optional rental or income-generating features. Therefore, the SEC, a state regulator, or a court, could ultimately take a contrary view and determine that the units we offer should be treated as securities. If such a determination were made, we could be required to register the offering of such units under the Securities Act or applicable state securities laws, offer rescission rights to purchasers, pay fines or penalties, or otherwise become subject to enforcement or litigation. Any of these outcomes could have a material adverse effect on our business, reputation, and financial condition.

Risks Related to Being a Public Company

We will incur increased costs as a result of operating as a public company listed on NYSE American, and our management will devote substantial and increased time to comply with our public company responsibilities and corporate governance practices.

If we are listed on NYSE American, we will incur significant additional legal, accounting and other expenses that we have not incurred as a public company with shares quoted on OTCID. As a public company listed on a national securities exchange, we will be subject to the additional responsibilities and obligations imposed by the NYSE American in addition to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and NYSE American, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Our management and other personnel will need to devote an increased and substantial amount of time to these public company requirements. Moreover, we expect these new rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

The rules and regulations applicable to public companies listed on a national securities exchange will make it more expensive for us to obtain and maintain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of its board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

Our management team has little experience managing a public company and no experience managing a public company listed on a national securities exchange.

Most of the members of our management team have limited to no experience managing a publicly traded company that is listed on a national securities exchange, interacting with public company investors and complying with the increasingly complex laws pertaining to listed public companies. Our management team has not worked together at prior companies that were publicly traded, and the team may not successfully or efficiently manage their new roles and responsibilities.

We have been unable to maintain effective disclosure controls and procedures, which could result in our stock price and investor confidence being materially and adversely affected.

We are required to maintain disclosure controls and procedures that are effective. To date, we have identified ineffective disclosure controls and procedures, mainly relating to the failure to timely file certain reports under the Securities Act of 1933 and the Securities Exchange Act of 1934. The past and current failure of controls or absence of adequate controls could result in a material adverse effect on our business and financial results, resulting in downwards pressure on our stock price and decreasing investor confidence and possibly the delisting of our Common Stock.

Risks Relating to our Common Stock

There is a limited trading market for our Common Stock, which could make it difficult for you to liquidate an investment in our Common Stock, in a timely manner.

Our Common Stock is currently quoted on OTCID. Because there is a limited public market for our Common Stock, you may not be able to liquidate your investment when you want. We cannot assure you that an active trading market for our Common Stock will ever develop, even after our Common Stock commences trading on NYSE American, which is a condition to closing a related offering. The lack of an active public trading market means that you may not be able to sell your shares of Common Stock when you want, thereby increasing your market risk. Until our Common Stock is listed on NYSE American or another national securities exchange, which we can provide no assurance, we expect that it will continue to be quoted on OTCID. An investor may find it difficult to obtain accurate quotations as to the market value of the Common Stock and the trading of our Common Stock may be extremely sporadic. For example, several days may pass before any shares may be traded. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

In general, shareholders do not have pre-emptive rights to any Common Stock issued by us in the future. Therefore, shareholders may experience dilution of their equity investment if we issue additional shares of Common Stock in the future, including shares issuable under equity incentive plans, or if we issue securities that are convertible into shares of our Common Stock, which we intend to do.

We may not be able to satisfy listing requirements of the NYSE American or obtain or maintain a listing of our Common Stock on the NYSE American.

We intend to apply to list our Common Stock on the NYSE American. If our Common Stock is listed on the NYSE American, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the NYSE American listing requirements, our Common Stock may be delisted. If we fail to meet any of the NYSE American’s listing standards, our Common Stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from the NYSE American may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. The delisting of our Common Stock could significantly impair our ability to raise capital and the value of your investment.

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

We are a “controlled company” within the meaning of the NYSE American listing standards and, as a result, qualify for, and intend to rely on, exemptions from certain corporate governance requirements which would not provide you the same protections afforded to stockholders of companies that are subject to such requirements.

As of the date of this Annual Report on Form 10-K, Harthorne Capital, Inc., which is owned by certain of our executive officers and directors, along with Mr. Singh and Dr. Trumbach, collectively beneficially owns shares of our Common Stock equal to approximately 85% of our outstanding shares of Common Stock, and as a result, control a majority of the voting power of the Company. As a result, we are a “controlled company” within the meaning of the corporate governance standards of the NYSE American. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements. We have elected to rely on certain of these exemptions and as a result, we are not required to have: (i) a Board of Directors consisting of a majority of independent directors, (ii) a compensation committee consisting entirely of independent directors, and (iii) a nominating/corporate governance committee that is composed entirely of independent directors. We may also rely on the other exemptions so long as we qualify as a “controlled company.” Although permitted, the absence of a majority of independent directors, an independent compensation committee, and an independent nominating committee may adversely impact investor confidence and reduce oversight of management decisions. Investors should carefully consider that our corporate governance structure may provide less protection than that afforded to stockholders of companies with independent boards.

Certain of our executive officers and directors, through their direct and indirect ownership of Common Stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.

Harthorne Capital, Inc., which is owned by certain of our executive officers and directors, along with Mr. Singh and Dr. Trumbach, collectively beneficially owns shares of our Common Stock equal to approximately 85% of our outstanding shares of Common Stock. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. Additionally, such ownership concentration and leadership positions give Mr. Singh and Dr. Trumbach the power to control, or substantial influence over, employment decisions, including compensation arrangements for themselves. Furthermore, this concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s Common Stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company. In addition, stock ownership of insiders and management, at high levels of ownership, may induce executive decisions inconsistent with growth-oriented risk-taking.

Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.

Provisions in the Company’s certificate of incorporation and bylaws may delay or prevent an acquisition or a change in management. These provisions include a classified board of directors; although as of the date of the Annual Report on Form 10-K, our Board has not yet approved the designations of any of our directors as a particular class of directors. Although the Company believes this provision could provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with the Company’s board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by the Company’s stockholders to replace or remove then current management by making it more difficult for stockholders to replace members of the board of directors, which is responsible for appointing members of management.

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

We qualify as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Common Stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) its annual revenues exceeded $100 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Since 2022, we have been primarily focused on launching our real estate management and hospitality business. We have 21 employees and currently use third-party vendors and service providers for other activities.

We use a third-party sub-contractor to manage all Information Technology (IT) issues, including protection against, detection, and response to cyberattacks.

The measures that are being taken to ensure proper protection include:

●	All computers are protected using a cloud-powered endpoint security solution that helps enterprises prevent, detect, investigate, and respond to advanced threats on their networks. It offers endpoint protection, endpoint detection and response, mobile threat defence, and integrated vulnerability management. It also provides, among other things, malware and spyware detection and remediation, rootkit detection and remediation and network vulnerability detection.

●	All Company e-mails are protected by a cloud-based email filtering service designed to protect the Company against advanced threats related to email and collaboration tools.

●	Periodically, all users on the Company’s computer network are required to perform multi-factor authentication.

●	The Company uses a cloud-based identity and access management service that enables access to external resources.

●	Backup is performed using a secure, automatic cloud-based backup and restore service.

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

Our Chief Financial Officer is responsible for assessing and managing cybersecurity risks, through his oversight of our IT service provider that manages our IT. Our CFO has a Doctorate Degree in Information Technology Management and has specific cybersecurity expertise. The Company has an Information Technology Policy that, among other things, governs and provides cybersecurity policies and processes, including defining safety measures to protect the Company’s confidentiality, integrity and availability of data and other intellectual properties, as well as to define the manner in which information is stored, saved and routed in the Company’s network. Additionally, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight, especially as the Company moves towards commercialization of its first product.

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

Item 2. Properties.

Our principal executive office is located at 3400 Lakeside Drive, Suite 100, Miramar, Florida, pursuant to a 62-month lease that commenced at or around September 1, 2022. This facility, consisting of 2,349 square feet, is expected to provide the space and infrastructure necessary to accommodate our present operations, based on our current business plan. The annual rent for the first lease year was approximately $86,000, with subsequent lease years subject to escalation clauses.

As of September 30, 2023, we have been the owner of the Awaysis Casamora Assets. We also acquired Chial Mountain Limited assets on December 19, 2024. Both properties are under development but have started hospitality operations

Item 3. Legal Proceedings.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no “established trading market” for our shares of Common Stock. Since May 25, 2022, our Common Stock has been quoted on OTCID under the ticker symbol “AWCA”. There can be no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. Prior to May 25, 2022, our Common Stock was quoted on OTCID under the symbol “ASZP”.

The following table shows the high and low bid prices of our Common Stock for the periods indicated. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Quarter Ended	High	Low

June 30, 2025	$0.4050	$0.0800
March 31, 2025	$0.7300	$0.1500
December 31, 2024	$0.7400	$0.2000
September 30, 2024	$1.1800	$0.2521

June 30, 2024	$1.5500	$0.7500
March 31, 2024	$0.9090	$0.1799
December 31, 2023	$0.4500	$0.1570
September 30, 2023	$0.5100	$0.1075

As of June 30, 2025, there were approximately 330 holders of record of our common stock, and the last reported closing sales price of our common stock on that date was $0.41.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of June 30, 2025.

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

Unregistered Sale of Securities

During the past three years, the Company made the following issuances of its unregistered securities, none of which involved any underwriter, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

Private Offering

Between May 25, 2022, and March 31, 2023, the Company sold, in a private offering of up to $25 million of the Company’s Common Stock, at a price per share of $1.00 (the “Private Offering”), an aggregate of 975,000 shares of Common Stock with a total subscription price of $975,000.

All purchases made in connection with the Private Offering were pursuant to Subscription Agreements & Investor Suitability Questionnaires as between the Company and each of the investors which provided, in part that the investors were accredited investors.

Each of the individual transactions underlying the Private Offering are further set forth below.

On May 25, 2022, the Company sold 500,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On May 26, 2022, the Company sold 50,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On May 27, 2022, the Company sold 25,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On May 31, 2022, the Company sold 25,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On June 28, 2022, the Company sold 25,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On July 19, 2022, the Company sold 25,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On August 30, 2022, the Company sold 75,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On February 17, 2023, the Company sold 150,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On March 9, 2023, the Company sold 75,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

On March 31, 2023, the Company sold 25,000 shares of its common stock to an investor who participated in the Private Offering. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Rule 506(b) under Regulation D of the Securities Act, as transactions by an issuer not involving any public offering.

Awaysis Casamora Assets

As of June 30, 2022, as partial consideration for the Company’s acquisition of the Awaysis Casamora Assets, the Company was obligated to issue to affiliates of the respective sellers of such assets an aggregate of 56.8 million shares of its Common Stock based on a per share price equal to the market price on the date of appraisal of $0.150. The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering, and/or Regulation S of the Securities Act as an offering and sale to non-U.S. residents.

Services Rendered

On July 15, 2022, the Company issued an aggregate of 172,850 shares of the Company’s Common Stock to various consultants as consideration for services rendered and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On July 28, 2022, the Company issued an aggregate of 107,484 shares of the Company’s Common Stock to various advisors and consultants as consideration for services rendered and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On September 16, 2022, the Company issued 333,333 shares of its Common Stock to an affiliate of Tyler Trumbach as consideration for legal services rendered and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On December 1, 2022, the Company issued an aggregate of 6,913 shares of its Common Stock to an advisor as consideration for services rendered and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On December 2, 2022, the Company issued an aggregate of 1,250 shares of its Common Stock as consideration for services rendered by a third party service provider and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On December 15, 2022, the Company issued an aggregate of 43,478 shares of its Common Stock as consideration for services rendered by a third-party service provider and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On January 1, 2023, the Company issued an aggregate of 1,923 shares of its Common Stock as consideration for services rendered by a third-party service provider and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On February 1, 2023, the Company issued an aggregate of 1,923 shares of its Common Stock to an advisor as consideration for services rendered and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On February 13, 2023, the Company issued to each of Michael Singh and Dr. Andrew Trumbach: (i) an aggregate of 50,000,000 restricted shares of its Common Stock, and (ii) options to purchase an aggregate of 11,250,000 shares of its commons stock, as consideration for services rendered by affiliates of the Company. The transactions were exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as transactions by an issuer not involving any public offering and were subject to restrictions on transferability.

On February 14, 2023, the Company issued an aggregate of 70,588 shares of its Common Stock to an affiliate of Dr. Narendra Kini as consideration for services rendered and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

In December 2023, the Company issued an aggregate of 9,982 shares of its Common Stock as consideration for services rendered by a third-party service provider and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

On December 5, 2023, the Company issued to Dr. Andrew Trumbach an aggregate of 50,000,000 restricted shares of its Common Stock as consideration for services rendered. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On April 1, 2024, the Company issued to Michael Singh an aggregate of 50,000,000 restricted shares of its Common Stock as consideration for services rendered. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

In June 2024, the Company approved the issuance of, and in September 2024 the Company issued, an aggregate of 31,706,358 shares of restricted Common Stock in lieu of cash compensation to Mr. Singh, Dr. Trumbach, Mr. Trumbach and a consultant, at an average price per share of between $0.247 to $.362. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

Chial Mountain

On December 31, 2024, as partial consideration for Awaysis Belize’s acquisition of all of the stock and substantially all of the assets of Chial Mountain, the Company entered into a $1,600,000 senior convertible promissory note with Michael Singh, as amended, dated December 20, 2024, bearing interest at 3.5% per annum and maturing on August 31, 2025 (the Company has been granted a waiver of the maturity date and is working with the lender in good faith to negotiate subsequent amendments to the maturity date). The Company believes this transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering.

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

Considering these risks and uncertainties and especially given the nature of our existing and proposed business, there can be no assurance that the forward-looking statements contained in this section and elsewhere in this Annual Report on Form 10-K will in fact occur. Potential investors should not place undue reliance on any forward-looking statements. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We are a real estate management and hospitality company focused on acquisition, redevelopment, sales, and managing bookings and rentals, of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued operating and shovel ready residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities in the Caribbean, Europe, South America and the United States, that will optimize sales, hospitality, and management revenues for our company, while providing the potential for home owners to retain our services to manage any bookings of their units for third-party short or long term stays, and provide exceptional vacation experiences to travelers’.

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

At least initially, we are seeking to develop resorts that have not been completed nor have a significant prior operational history. As such, we intend to purchase the real estate underlying the planned community and finish the development, then, depending on the property, we would either sell the finished individual units to buyers, or we would retain ownership of the finished individual units and market them for short- or long-term hotel/resort stays. Individual units sold to third-party buyers can then be used by them for their personal use or in their sole discretion from time to time, book for third party short- or long-term stays, either managed by us or through other arrangements in compliance with local law. In addition, we would own and manage the common areas of each community, including any areas devoted to restaurants/bars, pools, retail, spas and fitness centers, some of which we may determine to outsource to third parties at prevailing market rates. We do not have a limit on the number of units or other parts or amenities of a particular community that we will sell, lease or retain, nor do we have a percentage limit to the amount of revenues generated by the units we do retain, and in such cases, will be a result of market forces from time to time. Any revenue we generate from a particular unit owned by a third party who opts to retain us to manage bookings of their unit will be split between us and the individual owner of the unit, pursuant to a separate agreement between us.

All third-party owners of units have the option to rent out their units, subject to local laws, such as laws of Belize that require that all such bookings are processed through an entity with a Belize hotel license. To the extent an owner of a unit wishes to retain us to manage bookings of their unit, we will have an exclusive agreement for the term of the agreement with the individual owners or, where applicable, the homeowners association, which specifies our fees. Each month, we intend to reconcile bookings and fee allocations for each individual owner. Any bookings income due to an owner is segregated and subsequently distributed to them in accordance with the terms of their particular agreement.

We intend to offer for sale, or as short- or long-term bookings, the finished units in any and all jurisdictions that permit such offers. To date, we are making such offers through our website at www.awaysisgroup.com, on-line multiple listing services, and other licensed direct booking channels. We are not presently aware of any jurisdictional limits on the offer of these properties in the jurisdictions we are targeting to offer our investors for sale or rent. While our current properties are in Belize, the offer and sale of these properties, as well as the related management arrangements, may take place both in Belize and in the United States, subject to compliance with applicable laws and regulations in each jurisdiction.

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

Additionally, we are a licensed hotel operator in Belize and maintain compliance with applicable laws and regulations administered by the Belize Tourism Board and other relevant governmental authorities. Our operations are subject to the requirements of the Belize Hotels and Tourist Accommodation Act and related regulations, which govern the licensing, classification, and operation of hospitality establishments throughout the country.

Revenues

Our business is expected to encompass a diverse range of activities, including development and management of residential/resort communities, sales, hospitality, resort operations, and club management. We anticipate generating revenues from the following primary sources:

●	Real Estate Sales: Selling developed residential units on resort property, which may include condominiums, single-family homes, and villas, to support our overall growth strategy.

●	Management Services: Providing comprehensive management and operational services for branded resorts we own and/or through agreements with homeowners’ associations (HOAs), ensuring seamless operations and a high standard of service.

●	Bookings: Managing short-term and long-term bookings for unsold units at the resorts we own or manage, as well as for units sold to third parties who retain the Company or one of its affiliates to provide such services for a fee, offering high-quality accommodations and experiences for vacationers and travelers.

We believe these revenue streams will collectively support our growth strategy and position us as a unique player in the resort and hospitality market.

As of June 30, 2025, our revenue consists primarily of monthly booking income of villas, management fee income, rental income and commission income from the sale of real property.

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

Results of Operations - Fiscal Years Ended June 30, 2025, and June 30, 2024

We commenced activities and started to incur material costs in the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. Our business strategy continued throughout the fiscal year ended June 30, 2025, showing substantial growth in operating expenses in preparation for expected future growth in revenue.

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

Revenues

We recognized total revenue of $441,059 and $50,674, during the fiscal years ended June 30, 2025, and 2024, respectively. Revenue generated during fiscal year 2025 consists primarily of monthly booking income of villas, management fee income, rental income, and commission income from the sale of real property. Revenue generated during fiscal year 2024 consisted of booking income, monthly rental income and commissions from property rentals. The increase in revenue from fiscal year 2024 to fiscal year 2025 was a result of increased booking and rental revenues, management fee income related to the completion of two buildings at Casamora and the acquisition of Chial Mountain Limited.

Sales and Marketing Expenses

During the fiscal years ended June 30, 2025 and 2024, we incurred sales and marketing expenses of $189,339 and $36,675, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The increase in sales and marketing expenses from fiscal year 2024 to fiscal year 2025 relates to increased marketing expenses and press releases, to generate interest in our properties and investment opportunities.

General and Administrative Expenses

During the fiscal years ended June 30, 2025 and 2024, we incurred general and administrative expenses of $2,951,243 and $7,037,957, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The decrease in general and administrative expenses from fiscal year 2024 to 2025 was a result of a salary bonus being accrued in fiscal year 2024 in the amount of $4,400,000.

Operating Loss

During the fiscal years ended June 30, 2025, and 2024, we recognized operating losses of $(2,699,523) and $(7,023,958), respectively. These losses were primarily attributable to increased marketing expense, operating expenses related to the Company scaling its hospitality operations under the Awaysis brand and preparing for a registered offering of securities. The decrease in operating loss from fiscal year 2024 to fiscal year 2025 was a result of increased revenue income with the addition of Chial Mountain properties and a decrease in salary expense due to a salary bonus of $4,400,000 accrued in fiscal year 2024.

Other (Income) Expenses

During the fiscal years ended June 30, 2025, and 2024, we incurred other (income) and expense of $25,418 and $32,953, respectively, consisting of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

Net Loss

During the fiscal year ended June 30, 2025, and 2024, we recognized net losses of $(2,724,941) and $(7,056,911), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustain the corporate existence of the Company and public company-related expenses, and the continued transition from being a shell company to an operating company. The decrease in net loss from fiscal year 2024 to fiscal year 2025 was a result of increased revenue income with the addition of Chial Mountain Limited and a decrease in salary expense due to a salary bonus of $4,400,000 accrued for in fiscal year 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had cash of $220,909 and had a positive working capital of $152,933, which was mainly from the increase in receivables due to mortgage receivable and inventory construction costs, and the addition of convertible notes and line of credit with BOS Investments, Inc. We have sufficient cash or commitments for funding to satisfy our basic operations for at least 12 months and expect the anticipated cost of development of our first properties to come from pre-sales, investors subscriptions, advances or loans from our principal shareholders and not cash-on-hand. We will need to raise additional cash to satisfy our long-term requirements.

Historically, an affiliate shareholder has advanced funds on our behalf as we have required the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders. The shareholder has indicated its intention to continue to do so and has loaned $1,100,000 to the Company; provided, however, that such intentions do not represent a binding commitment by the affiliate shareholder and there is no guarantee that it will be able to provide all the funding necessary to achieve this objective. As of June 30, 2025, this affiliate shareholder has advanced and received a net of approximately $43,434 on behalf of the Company to cover certain of the Company’s expenses and loaned $1,100,000 for bridge financing.

Between December 20, 2024, and June 30, 2025, the Company borrowed an aggregate of $3,240,939, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets.

If we are unable to obtain additional advances from our affiliate shareholder, we anticipate facing major challenges in raising the necessary funding to affect our business plan. Raising debt or equity funding for small publicly quoted penny stock companies is extremely challenging. We can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all. If we are not able to secure adequate additional working capital when it becomes needed, it may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned acquisitions and developments. Any of these actions could materially harm our planned business.

Our plan for satisfying our cash requirements for the next 12 months and beyond or to further expand our asset base is through the generation of rental revenues, sale of shares of our capital stock to third parties and advances from our affiliate shareholder. While we are seeking to raise up to $10 million through the sale of our common stock or through other offerings of securities, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. Through June 30, 2025, we have raised an aggregate of $14,568,000 in our 325 million private placement offering and can give no assurance that we will be successful in raising the remaining funds being sought. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, to the extent we are determined to incur indebtedness, our incurrence of debt could result in debt service obligations and operating and financing covenants that would restrict our operations.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Year ended June 30,
	2025	2024
Cash used in operating activities	$(4,808,550)	$503,108

Cash provided by investing activities	(1,042,124)	(857,196)
Cash provided by financing activities	5,325,592	1,100,000
Change in cash	$(525,082)	$745,912

Cash Flows from Operating Activities

We generated negative cash flows from operating activities in the fiscal year ended June 30, 2025, compared to the fiscal year ended June 30, 2024. Net cash flows used in operating activities were $(4,808,550) and $503,108 for the fiscal years ended June 30, 2025, and 2024, respectively.

Cash Flows from Investing Activities

During the fiscal years ended June 30, 2025, and 2024, net cash flow used for investing activities was $(1,042,124) and $(857,196), respectively.

Cash Flows from Financing Activities

In 2022 through June 30, 2025, we have financed our operations by way of advances from our current majority shareholders, issuance of shares and debt for real estate inventory, in addition to cash raised from the private placement offering and an affiliate loan. In June 2024 the company received a convertible note in the amount of $1,100,000 from Harthorne Capital, an affiliate shareholder. During Fiscal year June 2025, the company drew down $3,240,939 received a line of credit from BOS Investments, Inc, an affiliate of the company, and additional convertible loans all from our majority shareholders.

For the fiscal years ended June 30, 2025, and 2024, net cash from financing activities was $5,325.592 and $1,100,000 respectively.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing construction and to execute our business plan. In addition, we are dependent upon our controlling shareholders to provide continued funding and capital resources. If continued funding and capital resources are unavailable on reasonable terms, we may not be able to implement our plan of operations.

Critical Accounting Policies

The company applies judgment and estimates that may have material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory and goodwill. The following explains the basis and the procedure where judgment and estimates are applied.

Inventories

New real estate inventory is carried at the lower of cost or net realizable value. The cost of finished inventories determined by the specific identification method is removed from inventories and recorded as a component of cost of sales at the time revenue is recognized. In addition, an allocation of depreciation and amortization is included in cost of goods sold. Under the specific identification method, if finished real estate inventory can be sold for a profit there is no basis to write down the inventory below the lower of cost or net realizable value.

As per ASC 970-340-25-18, once the property is considered substantially completed and held available for occupancy, the capitalization of costs typically ceases. The entity stops adding new costs to the property’s carrying value except for additional improvements or costs that extend the asset’s life or improve its utility. This means that these types of costs are no longer added to the property’s carrying value once the property is substantially completed and held for rental. Instead, these costs are expensed as incurred, unless they directly enhance the property or extend its useful life.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company needs to implement disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officers and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of June 30, 2025, the Chief Executive Officers and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2025 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the late filing of certain reports with the Securities and Exchange Commission. The Company’s management is seeking to remedy this deficiency.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of June 30, 2025, and have concluded that, as of June 30, 2025, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s reports in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter and year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended June 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have six directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of September 30, 2025:

Name	Age	Titles
Michael Singh	59	Co-Chief Executive Officer and Director
Dr. Andrew E. Trumbach	64	Director, Co-Chief Executive Officer and CFO
Lisa-Marie Iannitelli	47	Director and Executive Vice President of Investor Relations
Dr. Claude Stuart	64	Director
Dr. Narendra Kini	63	Chairman, Director
Tyler Trumbach	35	Director and Chief Legal Counsel

Michael Singh, Co-Chief Executive Officer and Director. Mr. Singh has been a member of the Company’s Board of Directors since November 23, 2021. From November 23, 2021, to June 26, 2024, he was the Company’s Chief Executive Officer. On June 26, 2024, Mr. Singh was appointed Co-Chief Executive Officer with Andrew Trumbach. Mr. Singh served as the Chairman of the Board from November 23, 2021, to August 31, 2025. Mr. Singh is the founder and CEO of BTALCO Limited for over 20 years, and which is a leading logistics provider in Belize. Mr. Singh is also the managing partner for Island Club Resorts Ltd since June 2002 and has successfully developed, operated and sold the Belize Yacht Club, a major condominium development in San Pedro, Ambergris Caye, which consists of approximately 80 luxury units. Mr. Singh is also, since February 2016, the founder and Managing Partner of Century 21 Belize, a leading provider of real estate sales services in Belize. Mr. Singh holds a degree in Finance and International Business from Loyola University in New Orleans. At various times, he has served in the capacity of CEO for the Ministry of Tourism, Civil Aviation and Culture, and CEO of the Ministry of Trade and Investments, in Belize. Mr. Singh has extensive experience in a variety of successful Belize-based ventures.

Mr. Singh is an Executive Director of Harthorne Capital, Inc.

The Company believes that Mr. Singh is qualified to serve as a member of the Board of Directors due to his extensive business experience.

Dr. Andrew E. Trumbach, Co-Chief Executive Officer, Chief Financial Officer and Director. Dr. Trumbach has been a member of the Company’s Board of Directors since November 23, 2021, and President from November 23, 2021, to June 26, 2024. Dr. Trumbach previously served as the Chief Financial Officer of the Company until his resignation on August 15, 2022, and has since been reappointed as CFO in September 2023. On June 26, 2024, Dr. Trumbach was appointed Co-Chief Executive Officer of the Company with Mr. Singh. Since 1992, Dr. Trumbach has been a consultant providing tax, accounting and financial analysis services and accounting information systems solutions to middle market companies and family-owned businesses. From 2008 to 2014, Dr. Trumbach was a part-time Professor at Nova Southeastern University, H. Wayne Huizenga School of Business and Entrepreneurship, where he taught classes on accounting, financial management, cost accounting, and accounting information systems. He was the part-time Chief Financial Officer of Omnia Wellness Inc. (OTC: OMWS) from March 2021 to October 2023. He was the EVP/CFO of a holding company from 2008 to 2019 that owned and operated one of the largest perfume distribution businesses operating worldwide. The company acquired and managed affiliated companies that included over 45 retail stores and a duty-free company operating airline, cruise, and retail duty free and duty paid concessions located in cruise, airport, and border locations worldwide. Prior to 2008, Dr. Trumbach spent 14 years as the CFO/CIO and Sr VP of a family-owned holding and investment company that included a portfolio that consisted of commercial, industrial, and residential real estate holdings, mining operations, outdoor advertising, publishing, polling, water and sewer utility, mobile home parks, data centers, and funeral homes. Prior to moving to industry, Dr. Trumbach spent three years working in an international accounting firm and five years in a regional firm working in public accounting in both the Caribbean and the United States. In addition to a Bachelor of Science degree in Accounting and a Master of Business Administration degree, Dr. Trumbach has earned Doctorate degrees in both Information Technology Management and Accounting. He has undertaken numerous consulting projects for major companies in the United States and the Caribbean. He was a prior Board Member of Finance Belize and is a member of the Finance Belize Advisory Committee.

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

Dr. Claude Stuart, Director. Dr. Stuart has been a member of the Company’s Board of Directors since February 17, 2022. Dr. Stuart is an Adjunct Assistant Professor of Mathematics at Farmingdale State College of the State University of New York, and an instructor for the New York City Department of Education for more than the past five years. He earned a Bachelor of Science in Economics from Rider University, a Juris Doctorate from Seton Hall University School of Law, a Master of Science in Mathematics from St. John’s University, and a Doctorate in Education Administration from Dowling College, New York. He is an attorney and is admitted to practice law in the New Jersey Supreme Court and Federal Court as well as in the country of Belize. He is a trustee of the New York Annual Conference of the United Methodist Church, a not-for-profit organization, a member of the Council of Finance and Administration, and a member of the Audit Committee and the Board of Camping and Retreat Ministries. He is the Vice-President and Treasurer of Friends Supporting the Anglican Diocese of Belize Inc., a not-for-profit organization registered in the State of New York. He is also the Northeast-Regional Director of Benjamin Banneker Association, an affiliate of The National Council of Teachers in Mathematics and a member of several research and professional organizations.

The Company believes that Dr. Stuart is qualified to serve as a member of the Board of Directors due to his experience as an attorney and his education.

Dr. Narendra M. Kini, Chairman and Director. Dr. Kini has been a member of the Company’s Board of Directors since February 17, 2022. On August 31, 2025, he was appointed to serve as the Chairman of the Board. Dr. Kini has more than 25 years’ experience as a Chief Executive Officer, Chief Medical Officer, and an ER and Trauma doctor. Dr. Kini most recently served as the Chief Medical Officer of the State of Florida COVID-19 Infectious Disease Field Hospital System where he oversaw all clinical personnel for the 9-hospital system. In that role, Dr. Kini provided training and in-servicing, ran drills with clinical staff, ensured quality patient care, and provided guidance regarding necessary equipment and supplies to treat COVID-19 patients. Prior to that, from January 2008 until June 2019, Dr. Kini served as the Chief Executive Officer for Nicklaus Children’s Hospital (f/k/a Miami Children’s Hospital), providing management to the 26 facilities in the system and a 309-bed hospital with 3,000 employees and 700 plus physicians. He also provided ancillary and clinical operations leadership as the Chief Medical Officer for Trinity Health, a 45-hospital, $5 billion system. Dr. Kini also works as a consultant for innovation in digital health at KiniConsult LLC, a company he founded in 2019. A graduate from University of Alabama and Medical College of Wisconsin, Dr. Kini has a Master of Science in Health Management to complement his Medical Doctorate degree.

The Company believes that Dr. Kini is qualified to serve as a member of the Board of Directors due to his education and experience.

Tyler Trumbach, Chief Legal Counsel and Director. Mr. Trumbach has been the Company’s Chief Legal Counsel and a member of the Company’s Board of Directors since February 17, 2022. Mr. Trumbach is a member of the Florida and New York bars. He graduated in 2013 from Columbia University with a B.A. in Economics and History. He was involved in various political organizations and served two terms as President of the Columbia University College Republicans. After Columbia, Mr. Trumbach attended Fordham University School of Law where he obtained his J.D. While at law school, Tyler was a member of the Urban Law Journal where he wrote a note analysing the effects of Dodd-Frank on the current mortgage marker. He was also a participant in the Fordham Criminal Defence Clinic where he represented low-income clients in the Manhattan Criminal Court with the guide of the clinic professors. He was employed as in-house legal counsel for Carolina Financial Securities LLC and since 2017, he has been the principal of the Law Offices of Tyler A. Trumbach, P.A.

Mr. Trumbach is the son of Dr. Andrew Trumbach, the Company’s Co-CEO and CFO, and a director.

The Company believes that Mr. Trumbach is qualified to serve as a member of the Board of Directors due to his education and experience as an attorney.

Executive Officers

Following are the names, age and other information for our executive officers. All company officers have been appointed to serve until their successors are elected and qualified or until their earlier resignation or removal. Information regarding our executive officers is set forth above under “Board of Directors.”

Name	Age	Titles
Michael Singh	59	Director, Co-Chief Executive Officer
Dr. Andrew E. Trumbach	64	Director, Co-Chief Executive Officer and CFO
Lisa-Marie Iannitelli	47	Director and Executive Vice President of Investor Relations
Tyler Trumbach	35	Director and Chief Legal Counsel

Structure and Operation of the Board

Our Articles of Incorporation, as amended, provides for the Board of Directors to be divided into three classes serving staggered terms; although as of the date of this Annual Report on Form 10-K, the Board has not yet approved the designations of any of our directors as a particular class of directors.

According to our Articles, at each annual meeting of stockholders, directors elected to succeed those directors whose terms expire are elected for a three-year term of office. All directors elected to our classified Board of Directors will serve until the election and qualification of their respective successors or their earlier resignation or removal. The Board of Directors is authorized to create new directorships and to fill such positions so created and is permitted to specify the class to which any such new position is assigned. The person filling such position would serve for the term applicable to that class. The Board of Directors (or its remaining members, even if there is less than a quorum) is also empowered to fill vacancies on the Board of Directors, occurring for any reason for the remainder of the term of the class of directors in which the vacancy occurred. Members of the Board of Directors may be removed, with or without cause, by the affirmative vote of a majority of the outstanding voting stock. These provisions are likely to increase the time required for stockholders to change the composition of the Board of Directors. For example, in general, at least two annual meetings will be necessary for stockholders to effect a change in a majority of the members of the Board of Directors. The provision for a classified board could prevent a party who acquires control of a majority of our outstanding Common Stock from obtaining control of our Board of Directors until our second annual meeting of stockholders following the date the acquirer obtains the controlling stock interest. The classified board provision could have the effect of discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us and could increase the likelihood that incumbent directors will retain their positions.

Committees of the Board of Directors

Presently, our Board of Directors maintains a standing Audit Committee that does not yet satisfy Nasdaq’s definition of independence. The Company does not have a standing compensation or nominating committee. However, the full Board performs all the functions of a standing compensation committee and nominating committee. The Board currently consists of six directors: Mr. Singh, Dr. Trumbach, Ms. Iannitelli, Dr. Stuart, Dr. Kini (Chairman) and Mr. Trumbach. The following is a brief description of these functions of the Board:

Nomination of Directors

The Board does not currently have a standing nominating committee, and thus we do not have a nominating committee charter. Due to our small size and limited operations to date, the Board determined that it was appropriate for the entire Board to act as the nominating committee. The full Board currently has the responsibility of selecting individuals to be nominated for election to the Board. Board candidates are typically identified by existing directors or members of management. The Board will consider director candidates recommended by shareholders. Any such candidates will be evaluated on the same basis as other candidates being evaluated by the Board. Information with respect to such candidates should be sent to Awaysis Capital, Inc., 3400 Lakeside Drive, Suite 100, Miramar, FL 33027; c/o Chairman. The Board considers the needs of the Board as a whole when identifying and evaluating nominees and, among other things, considers diversity in background, age, experience, qualifications, attributes and skills in identifying nominees, although it does not have a formal policy regarding the consideration of diversity.

Audit Committee

Our Audit Committee consists of Messrs. Trumbach, Stuart and Kini (Chairman). The Board has determined that Messrs. Stuart and Kini are independent, and Dr. Trumbach is an “audit committee financial expert” as defined in SEC rules, although he is not independent. The Audit Committee has not yet adopted a written charter but expects to do so.

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

Because the Company’s common stock is quoted on OTCID, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

Risk Oversight

The Board’s risk oversight is administered primarily through the following:

●	review and approval of an annual business plan.

●	review of a summary of risks and opportunities at meetings of the Board.

●	review of business developments, business plan implementation and financial results.

●	oversight of internal controls over financial reporting; and

●	review of employee compensation and its relationship with our business plans.

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

Communication with Shareholders

Shareholders wishing to communicate with the Board can send an email to info@awaysiscapital.com or write or telephone to the Company’s corporate offices:

Awaysis Capital, Inc.

Chairman

3400 Lakeside Drive, Suite 100

Miramar, FL 33027

Telephone: (855) 795-3311

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics that applies to, among other persons, our principal executive officers, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this Form 10-K.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of its securities by directors, officers and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. Such policies and procedures are included in the Company’s Code of Ethics and Conducts, which is filed as Exhibit 14.1 to this Form 10-K.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports on ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended June 30, 2025, with the exception of three untimely Form 4s for each of Andrew Trumbach, Michael Singh, and Lisa-Marie Ianetteli, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated. On June 26, 2024, the Board passed a resolution to allow the officers of the Company to convert their unpaid salaries to equity compensation

							Non-Equity
				Stock		Option	Incentive Plan	All Other
Name and Principal		Salary	Bonus	Awards		Awards	Compensation	Compensation	Total
Position	Year(1)	($)	($)	($)		($)	($)	($)	($)

Michael Singh(2)	2025	750,000	-	-		-	-	-	750,000
Co-CEO	2024	750,000	750,000	500,000	(3)	(4)	-	-	2,000,000

Dr. Andrew Trumbach(5)	2025	750,000				-	-	-	750,000
Co-CEO and Chief Financial
Officer	2024	750,000	750,000	500,000	(6)	(4)	-	-	2,0500,000

Lisa-Marie Iannitelli	2025	-	-	-		-	-	-	-
Executive Vice President	2024	-	-	-		-	-	-	-

Tyler Trumbach(7)	2025	200,000		-		-	-	-	200,000
Chief Legal Counsel	2024	200,000	200,000	-		-	-	-	400,000

(1) “2025” represents the fiscal year ended June 30, 2025, and “2024” represents the fiscal year ended June 30, 2024.

(2) Mr. Singh’s salary for the 2024 fiscal year has been earned and paid subsequent to June 30, 2024, in lieu of cash through the issuance of Common Stock of the Company. For 2024, Mr. Singh was issued an aggregate of 4,661,293 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.2640 and $1.1920. Mr. Singh’s salary for 2025 has been earned but not paid as of the fiscal year end June 30,2025. See “Executive Employment Agreements – Michael Singh” below.

(3) On April 1, 2024, Mr. Singh was issued 50,000,000 restricted shares of our common stock equal in value to $500,000 and at an assumed per share value of par value, as a bonus for work performed for the fiscal year ended June 30, 2022.

(4) The executive was granted options to purchase 11,250,000 shares of Common Stock on February 13, 2023. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

(5) Dr. Trumbach’s salary for the 2024 fiscal years has been earned and paid subsequent to June 30, 2024, in lieu of cash through the issuance of Common Stock of the Company. For 2024, Dr. Trumbach was issued an aggregate of 4,661,293 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.2640 and $1.1920. Dr. Trumbach’s salary for 2025 has been earned but not paid as of the fiscal year end June 30,2025. See “Executive Employment Agreements – Dr. Andrew Trumbach” below.

(6) On December 5, 2023, Dr. Trumbach was issued 50,000,000 restricted shares of our common stock equal in value to $500,000 and at an assumed per share value of par value, as a bonus for work performed for the fiscal year ended June 30, 2022.

(7) Mr. Trumbach’s salary for the 2024 fiscal years has been earned and paid subsequent to June 30, 2024 in lieu of cash through the issuance of Common Stock of the Company. For 2024, Mr. Trumbach was issued an aggregate of 1,232,174 shares of our common stock in lieu of cash compensation, at prices per share based on the closing price of the Company’s common stock of between $0.2640 and $1.1920. Mr. Trumbach’s salary for 2025 has been earned but not paid as of the fiscal year end June 30,2025. See “Executive Employment Agreements – Tyler Trumbach, Esq.” below.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended June 30, 2025.

	Option Awards				Stock Awards
Equity
							Equity	Incentive
							Incentive	Plan
							Plan	Awards:
							Awards:	Market
							Number	or Payout
							of	Value of
					Number	Market	Unearned	Unearned
					of	value of	Shares,	Shares,
	Number of	Number of			Shares	Shares	Units or	Units or
	Securities	Securities			or Units	of Units	Other	Other
	Underlying	Underlying			of Stock	of Stock	Rights	Rights
	Unexercised	Unexercised	Option	Option	That	That	That	That
	Options	Options	Exercise	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested	Vested	Vested

Michael Singh	11,250,000	-	$0.32	02/13/2033	-	-	-	-
Andrew Trumbach	11,250,000	-	$0.32	02/13/2033	-	-	-	-
Tyler Trumbach	-	-	-	-
Lisa-Marie Iannitelli	-	-	-	-	-	-	-	-

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

On September 16, 2024, Mr. Singh was also issued an aggregate of 14,071,153 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid salary and bonuses aggregating $3,469,665 from September 1, 2022, through June 30, 2024.

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

Andrew Trumbach

Pursuant to Dr. Trumbach’s employment agreement (the “Trumbach Agreement”) with the Company, Dr. Trumbach will receive an annual base salary of $750,000 (the “Trumbach Base Salary”), retroactive to December 1, 2021, which was the approximate date he commenced his employment relationship with the Company. The Trumbach Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Dr. Trumbach’s performance and that of the Company. The Trumbach Base Salary may be paid in shares of the Company’s Common Stock or cash depending on cash availability and as agreed to by the Company and Employee.

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

On September 16, 2024, Dr. Trumbach was also issued an aggregate of 14,071,153 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid salary and bonuses aggregating $3,469,665 from September 1, 2022, through June 30, 2024.

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

Tyler Trumbach, Esq.

On July 25, 2022, we entered into an Employment Agreement with Tyler Trumbach, the Company’s Chief Legal Counsel and a director.

Pursuant to the Employment Agreement, Mr. Trumbach will receive an annual base salary of $200,000 (the “Tyler Trumbach Base Salary”), payable in shares of Common Stock of the Company or cash, depending on cash availability. The Tyler Trumbach Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Trumbach’ s performance and that of the Company. Additionally, Mr. Trumbach may earn an annual bonus of up to 200% of Tyler Trumbach Base Salary, payable in cash or stock based on performance in the previous fiscal year and based on the achievement of objectives agreed to with the Company’s Chief Executive Office and/or President for each fiscal year. On September 16, 2024, Mr. Trumbach was issued an aggregate of 3,529,127 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid cash salary and bonuses aggregating $895,512 from September 1, 2022, through June 30, 2025.

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

Our certificate of incorporation fully eliminates the personal liability of our directors as permitted by law. The certificate of incorporation further provides that the Company will fully indemnify its directors as permitted by law.

Director Compensation

Equity compensation was earned by our non-employee directors and issued in the aggregate amount of $48,000 during the fiscal year ended June 30, 2024. Equity compensation was earned by our non-employee directors and is pending issue in the aggregate amount of $48,000 during the fiscal year ended June 30, 2025. In consideration for their board service, we may also choose to compensate our outside directors in the form of options for each year for their continued service. We also reimburse our directors’ reasonable out-of-pocket expenses incurred in attending board meetings and in carrying out their board duties.

The following table summarizes cash and equity-based compensation information for our outside directors, for the fiscal year ended June 30, 2025:

	Fees				Nonqualified
	earned			Non-Equity	Deferred
	or paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Dr. Claude Stuart(1)	-	$24,000	-	-	-	-	$24,000
Dr. Narendra Kini(1)	-	$24,000	-	-	-	-	$24,000

(1) Such amount was earned during the fiscal year ended June 30, 2025, but the shares have not yet been issued.

All executive officers of the Company who are also directors received compensation, if any, for services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of November 5, 2025, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be to a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of November 5, 2025. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 411,298,600 shares outstanding as of November 5, 2025. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days of November 5, 2025, are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

	Number of Shares		Percentage of Common Stock
Beneficial Owner	Beneficially Owned		Beneficially Owned
Harthorne Capital, Inc.(1)	101,674,666		26.15%
Michael Singh	125,321,153	(2)(3)	31.62%
Andrew Trumbach	125,321,153	(2)(3)	31.62%
Lisa-Marie Iannitelli	-	(2)	-%
Claude Stuart(4)	105,370		* %
Narendra Kini(5)	105,370		* %
Tyler Trumbach(6)	3,862,460		1.00%
All current directors and executive officers as a group (7 persons)	356,390,172		87%

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

(4) Does not include $32,857 of equity compensation earned by Mr. Stuart but not yet issued.

(5) Such shares are owned indirectly through Lucky International Limited Corp., of which Mr. Kini has voting and dispositive control. Does not include $32,857 of equity compensation earned by Mr. Kini but not yet issued.

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

Mr. Singh and Dr. Trumbach, as Executive Directors of Harthorne, in aggregate own approximately 26% of the issued and outstanding shares of Common Stock of the Company (not including their individual holdings).

The information in this section gives effect to the Reverse Split as described in “Recent Developments-Reverse Split”.

As of the fiscal years ended June 30, 2025 and 2024, Harthorne advanced and received a net amount of $84,871 and $599,537, respectively, relating to costs paid on behalf of the Company. The Company expects Harthorne to continue to make and be repaid advances from time to time to cover construction and other expenses, although Harthorne has no legal obligation to do so. There is no agreement as between Harthorne and the Company with respect to these advances or the repayment of any such advances.

Tyler Trumbach, a director of the Company and its Chief Legal Officer, performed certain general counsel and legal services for the Company through The Law Offices of Tyler A. Trumbach, P.A., and in September 2022, received through his holding company River Rock Holdings, Inc., 16,667 shares of the Company’s Common Stock as payment in full for $50,000 of legal services provided by such firm. As of June 30, 2025, Tyler Trumbach was issued through his holding company 3,529,127 shares of the Company’s Common Stock in lieu of accrued and unpaid cash compensation in the amount of $895,512.36 through June 30, 2024. Such shares were issued to Mr. Trumbach in September 2024.

As of June 30, 2025, Michael Singh and Andrew Trumbach were each issued 14,071,153 shares of the Company’s Common Stock in lieu of accrued and unpaid cash compensation in the amount of $3,469,664 through June 30, 2024. Such shares were issued to Mr. Singh and Dr. Trumbach in September 2024.

In June 2024, Harthorne loaned $1,100,000 in bridge financing to the Company, which was evidenced by a Convertible Promissory Note, executed by the Company and Harthorne on August 2, 2024, with an issue date as of July 30, 2024. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note, on September 16, 2025. The maturity date of this note was extended to the earlier of November 30, 2025 or the up-listing of the Company to the NYSE American. The outstanding principal balance of and interest on the note shall be convertible, in whole or in part, at the option of Harthorne at any time prior to the maturity date, into shares of Common Stock of the Company, at a conversion price of $6 per share.

Between November 15, 2024, and December 20, 2024, the Company borrowed an aggregate of $3,000,000, evidenced by a Secured Promissory Note, dated December 1, 2024 and as amended on April 22, 2025, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize from Chial Mountain, another affiliate of Mr. Singh, and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets.

Interest on the note portion of the loan is 3.5% per annum (subject to late payment penalties), and the principal and interest on the note shall be paid on the earlier of July 15, 2025, or the Company’s up-listing to the NYSE American. The maturity date of the note is extended to November 30,2025.

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

On December 31, 2024, Awaysis Belize Ltd., a Belize corporation and wholly owned subsidiary of the Company, acquired all of the stock and substantially all of the assets of Chial Mountain Ltd., a Belize corporation, pursuant to an Agreement of Purchase and Sale dated December 31, 2024, and effective December 20, 2024. The agreement was amended on April 14, 2025. Under this agreement, as amended, Awaysis Belize, acquired all outstanding shares of Chial Mountain and substantially all its assets on an “as is, where is” basis, including: (i) all tangible and intangible property of Chial Mountain; and (ii) certain real property located in the Cayo District of Belize, totaling over 63 acres (the “Chial Reserve Assets”). The Chial Reserve Assets include approximately 35 villas, comprising an estimated 59,000 square feet, which the Company plans to further develop and renovate as part of its “Awaysis” branded residential enclave community.

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up-listing of the Company to the NYSE American

The notes are secured by first priority liens on substantially all of the Company’s assets and include customary default provisions, which entitle Mr. Singh, among other rights, to accelerate repayment of the unpaid principal and any accrued interest.

The senior convertible promissory note grants Mr. Singh the option to convert the note into shares of the Company’s Common Stock at a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately preceding his delivery of a conversion notice.

On January 30, 2025, Chial Mountain assigned an Agreement, dated December 5, 2024 to Awaysis Belize, granting Awaysis Belize the right until May 28, 2025 to purchase an aggregate of approximately 157 acres of property in the Cayo District of Belize, adjacent to the Chial Reserve Assets for an aggregate purchase price of approximately $408,000. Both parties agreed to split the purchase into two separate agreements, one for a 50 acre parcel that closed on June 30, 2025 and the second for 107 acres expected to be acquired on or before December 31, 2025.

On August 30, 2025, the Company’s Board of Directors met to discuss the Company’s review of the third-party appraisal and the valuation of the non-fixed assets of the Chial Reserve Assets. During the course of its review, the Company identified numerous material inconsistencies and errors in the methodologies underlying both evaluations. Following discussion, the Board unanimously approved: (i) commissioning a new third-party appraisal of the real property portion of the Chial Reserve Assets, and (ii) commissioning a new valuation of the non-fixed assets, with both appraisers to be selected from a list provided by Mr. Singh, and ultimately chosen by the Board.

On October 28, 2025, the Company and Chial Mountain entered into an Amendment to Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, as amended, to extend the contract period to the new valuation and appraisal of the Chial Reserve Assets and to provide for the negotiation of an adjustment to the purchase price in light of such appraisal, to be set forth in a post-closing agreement to be executed within thirty (30) days following completion of the new appraisal. The Parties further agreed that either party may dispute the results of the new appraisal within fifteen (15) days of receipt, with the original deadline to execute the agreement being subject to automatic extension to the next feasible date, which shall not constitute a default.

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the Loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the Note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to the maturity date, at an exercise price per share of $0.16. The maturity date of the note was extended to November 30. 2025.

Family Relationships

Tyler Trumbach, the Company’s Chief Legal Counsel and a director, is the son of Dr. Andrew Trumbach, the Co-CEO and CFO and director of the Company.

There are no other familial relationships between any of our officers and directors.

Samantha Singh, daughter of Michael Singh, our Co-CEO and a director, has been contracted for marketing services through her company Lucid Marketing.

Apart from the disclosures set forth under this Item 13, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Director Independence

As a “controlled company,” we are not subject to the corporate governance rules of the NYSE American requiring: (i) a majority of independent directors on our Board of Directors, (ii) an entirely independent corporate governance and nominating committee, and (iii) an entirely independent compensation committee. On account of this, and based on our ownership structure, we do not have a majority of independent directors on our Board of Directors.

We use the definition of “independence” of the NYSE American to make this determination. The NYSE American Company Guide Rule 803 provides that an “independent director” is generally a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Pursuant to Rule 803, the following is a non-exclusive list of persons who cannot be considered independent:

●	a director who is, or during the past three years was, employed by the company, other than prior employment as an interim executive officer (provided the interim employment did not last longer than one year);

●	a director who accepted or has an immediate family member who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a director who is an immediate family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

●	a director who is, or has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments (other than those arising solely from investments in the company’s securities or payments under non-discretionary charitable contribution matching programs) that exceed 5% of the organization’s consolidated gross revenues for that year, or $200,000, whichever is more, in any of the most recent three fiscal years;

●	a director who is, or has an immediate family member who is, employed as an executive officer of another entity where at any time during the most recent three fiscal years any of the issuer’s executive officers serve on the compensation committee of such other entity; or

●	a director who is, or has an immediate family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, Dr. Stuart and Dr. Kini can be considered independent.

Item 14. Principal Accountant Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Awaysis Capital, Inc. for the fiscal year ended June 30, 2025, with management and have reviewed related written disclosures of Moore Belize LLP, our independent accountants of the matters required to be discussed by SAS 114 (Codification of Statements on Auditing Standards, AU Section 380), as amended, with respect to those statements. We have reviewed the written disclosures and the letter from Moore Belize LLP required by regulatory and professional standards and have discussed with Moore Belize LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the fiscal year ended June 30, 2025.

We have also reviewed the various fees that we paid or accrued to our auditors, Moore Belize LLP during the year ended June 30, 2025, and 2024 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional and other services rendered by Moore Belize LLP for the audit of our financial statements for the years ended June 30, 2025, and 2024:

	2025	2024
Audit Fees	$25,000	$22,000
Audit Related Fees	$35,000	$23,200
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$60,000	$45,200

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
3.1	Articles of Incorporation (12)
3.2	Certificate of Amendment of Certificate of Incorporation (12)
3.3	Certificate of Amendment to Articles of Incorporation (12)
3.4	By-Laws (12)
4.1	Description of the Company’s securities
10.1*	2022 Omnibus Performance Award Plan (1)
10.2	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Curah Capital Corporation (2)
10.3	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Agorapyth X Corporation (2)
10.4	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Abraxas Corporation (2)
10.5*	Employment Agreement with Tyler Trumbach (3)
10.6*	Employment Agreement with Michael Singh (4)
10.7*	Employment Agreement with Andrew Trumbach (4)
10.8*	Restricted Stock Agreement with Michael Singh (4)
10.9*	Restricted Stock Agreement with Andrew Trumbach (4)
10.10*	Stock Option Agreement with Michael Singh (4)
10.11*	Stock Option Agreement with Andrew Trumbach (4)
10.12*	First Amendment to Employment Agreement with Michael Singh (5)
10.13*	First Amendment to Employment Agreement with Andrew Trumbach (5)
10.14	Demand Promissory Note dated June 30, 2022 with Curah Capital Corporation (6)
10.15	Demand Promissory Note dated June 30, 2022 with Abraxas Corporation (6)
10.16	Promissory Note with Harthorne Capital Inc. (7)
10.17	Promissory Note with BOS Investment Inc. dated November 15, 2024 (8)
10.18	Secured Promissory Note with BOS Investment Inc., dated December 1, 2024 (9)
10.19	Cost-Plus Construction Contract, dated November 30, 2022, between R&B Construction Company Limited, and Awaysis Belize Ltd. (16)
10.20	Commercial Lease (Casino) dated September 1, 2024, by and between Awaysis Casamora Limited and American Services and Technology LLC (16)
10.21	Commercial Lease (Administration) dated September 1, 2024, by and between Awaysis Casamora Limited and American Services and Technology LLC (16)
10.22	Form of Hospitality Occupancy Management Service Agreement (16)
10.23	Form of Residential Lease for Single Family Home and Duplex (12)
10.24	Agreement of Purchase and Sale, entered into on December 31, 2024 (10)
10.25	Stock Purchase and Sale Agreement, entered into on December 31, 2024 (10)
10.26	Secured Promissory Note with Michael Singh, entered into on December 31, 2024 (10)
10.27	Senior Convertible Promissory Note with Michael Singh, entered into on December 31, 2024 (10)
10.28	Agreement, dated December 5, 2024, between Ewigi Liabi Ltd. and Chial Mountain Ltd. (16)
10.29	Assignment of Land Purchase Contract, dated January 30, 2025 (16)
10.30	Amendment to Agreement of Purchase and Sale and First Secured Promissory Note, executed April 14, 2025 (11)
10.31	Convertible Promissory Note with Andrew Trumbach (13)
10.32	Second Amendment to Secured Promissory Note, executed June 30, 2025, between Awaysis Capital, Inc. and BOS Investments Belize, Inc. (14)
10.33	Third Amendment to Secured Promissory Note, executed July 31, 2025, between Awaysis Capital, Inc. and BOS Investments Belize, Inc. (15)
10.34	Second Amendment to Agreement of Purchase and Sale and First Secured Promissory Note and Second Convertible Promissory Note, executed October 28, 2025
10.35	Fourth Amendment to Secured Promissory Note, executed October 28, 2025, between Awaysis Capital, Inc. and BOS Investments Belize, Inc.
14.1	Code of Business Conduct and Ethics (6)
21.1	Subsidiaries of the Registrant (16)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Appendix B of the Information Statement on Schedule 14C filed with the SEC on March 4, 2022.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022.

(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.

(4)	Incorporated by reference from the exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

(5)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024.

(6)	Incorporated by reference from the exhibit included in the Company’s Annual Report for the fiscal year ended June 30, 2022.

(7)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K/A filed with the SEC on August 7, 2024.

(8)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2024.

(9)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024.

(10)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025.

(11)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2025.

(12)	Incorporated by reference from the exhibit included in the Company’s Amendment No. 1 to the Annual Report for the fiscal year ended June 30, 2024.

(13)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2025.

(14)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025.

(15)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025.

(16)	Incorporated by reference from the exhibit included in the registration Statement on Form S-1 of the Company (Registration No. 333-275922)

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWAYSIS CAPITAL, INC.

/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer

Dated: November 14, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Singh	Co-CEO	November 14, 2025
Michael Singh	(Co-Principal Executive Officer)

/s/ Andrew Trumbach	Co-CEO and Chief Financial Officer and Director	November 14, 2025
Andrew Trumbach	(Co-Principal Executive Officer and Financial and Accounting Officer)

/s/ Lisa-Marie Iannitelli	Executive Vice President and Director	November 14, 2025
Lisa-Marie Iannitelli

/s/ Claude Stuart	Director	November 14, 2025
Claude Stuart

/s/ Narendra Kini	Chairman, Director	November 14, 2025
Narendra Kini

/s/ Tyler Trumbach	Chief Legal Counsel and Director	November 14, 2025
Tyler Trumbach

Awaysis Capital, Inc.

Moore Belize LLP New Horizon Building 3 ½ Miles Philip S. W. Goldson Hwy Belize City, Belize T +501 223 2144 T +501 223 2139 E r.magana@moore-belize.bz www.moore-belize.bz

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Awaysis Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Awaysis Capital, Inc. and subsidiaries (the Company) as of June 30, 2025 and June 30, 2024, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and June 30, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

Critical Audit Matters

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

Moore Belize LLP (PCAOB ID 6999)

Belize City Belize CA

November 14, 2025

Reynaldo Magaña is a licensed practicing member of the Institute of Chartered Accountants of Belize and a Licensed CPA of the State of Florida and is duly authorized to carry out company audit work in Belize and the United States. Moore Belize LLP is registered with the PCAOB with ID 6999.

An independent member firm of Moore Global Network Limited - members in principal cities throughout the world.

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Balance Sheet

(Audited)

	June 30, 2025	June 30, 2024
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$220,909	$745,991
Accounts receivable	-	4,284
Prepaid expenses	1,750	2,931
Inventory	11,333,857	10,594,936
Due from related parties	70,965	-
Mortgage receivable	515,076	-
Other current assets	21,058	-
Total current assets	12,163,615	11,348,142

Non-current assets
Fixed assets, net	5,116,264	853,940
Other non-current assets	19,500	19,500
Operating lease right-of-use asset	189,401	261,564
Total non-current assets	5,325,165	1,135,004

Total Assets	$17,488,780	$12,483,146

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	362,688	98,200
Other current liabilities	293,307	64,356
Accrued expenses	233,556	11,000
Current portion of lease liability	90,588	89,003
Due to related parties	1,855,948	653,417
Note payable – related parties	1,500,000	-
Convertible notes payable - related parties	1,837,278	1,100,000
Line of credit – related parties	3,240,939	-
Notes payable	2,596,378	2,600,000
Total current liabilities	12,010,682	4,615,976

Operating lease liabilities	107,749	182,649
Total non-current liabilities	107,749	182,649

Total liabilities	12,118,431	4,798,625

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at June 30, 2025 and June 30, 2024, respectively	-	-
Common stock - 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at June 30, 2025 and June 30, 2024 were 385,176,744 and 383,958,598, respectively	3,851,768	3,839,586
Common stock subscribed - $0.01 par value subscribed common shares at June 30, 2025 and June 30, 2024 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	17,783,460	17,384,873
Accumulated deficit	(15,331,309)	(12,606,368)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	5,370,349	7,684,521

Total liabilities and stockholders’ equity	17,488,780	12,483,146

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Operations

(Audited)

	Year Ended	Year Ended
	June 30, 2025	June 30, 2024

Revenue	$441,059	$50,674

Operating expenses
Sales and marketing	189,339	36,675
General and administrative	2,951,243	7,037,957
Total operating expenses	3,140,582	7,074,632

Loss from operations	(2,699,523)	(7,023,958)

Other (income) expense
Other income	(24,136)	(192)
Other expense	1,000	-
Interest expense	48,554	11,000
Loss on asset	-	22,145
Total other (income) expense	25,418	32,953

Net loss before income taxes	(2,724,941)	(7,056,911)
Income taxes	-	-

Net loss	$(2,724,941)	$(7,056,911)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.02)

Weighted average number of common shares outstanding (basic and diluted)	376,224,443	292,965,978

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2025, and 2024

(Audited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, June 30, 2023	253,170,053	$2,522,271	$9,430	$(943,000)	$9,844,510	$(5,549,457)	$5,883,754
Shares issued for professional Services	3,589,239	35,891	-	-	882,457	-	918,348
Director equity compensation	28,142,306	281,423	-	-	6,657,907	-	6,939,330
Shares issued at $.01 for Director Bonus	100,000,000	1,000,000	-	-	-	-	1,000,000
Net Income (Loss)	-	-	-	-	-	(7,056,911)	(7,056,911)
Balance, June 30, 2024	384,901,598	$3,839,585	$9,430	$(943,000)	$17,384,874	$(12,606,368)	$7,684,521

Balance, June 30, 2024	384,901,598	$3,839,585	$9,430	$(943,000)	$17,384,874	$(12,606,368)	$7,684,521
Shares issued for professional Services	467,333	4,674	-	-	243,844	-	248,518
Shares issued	750,813	7,509	-	-	154,742	-	162,251
Net Income (Loss)	-	-	-	-	-	(2,724,941)	(2,724,941)
Balance, June 30, 2025	386,119,744	$3,851,768	$9,430	$(943,000)	$17,783,460	$(15,331,309)	$5,370,349

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(Formerly JV Group, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Year End	Year End
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,724,941)	(7,056,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$113,663	30,139
Loss on write-off of asset	$-	22,145
Interest expense	$48,554	11,000
Stock based compensation	$248,518	8,857,679
Restricted stock awards	$162,251	-
Amortization of operating lease right-of-use asset	$72,163	67,412
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	$(149,636)	(4,284)
(Increase) decrease in prepaid expenses	$1,181	14,270
(Increase) decrease in inventory expenses	$(3,769,862)	728,289
(Increase) decrease in other current assets	$(21,058)	-
(Increase) decrease in escrow deposit – real estate	$-	(5,000)
(Increase) decrease in due from related party	$(70,965)	-
(Increase) decrease in mortgage receivable	$(515,076)	-
Increase (decrease) in due to related parties	$1,202,531	(2,180,906)
Increase (decrease) in accounts payable	$264,488	53,340
Increase (decrease) in other current liabilities	$228,951	(54,504)
Increase (decrease) in other accrued expenses	$174,003	-
Increase (decrease) in operating lease liabilities	$(73,315)	20,439
Net cash provided by/(used in) operating activities	$(4,808,550)	503,108

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(1,042,124)	(2,554)
Asset put into service	$-	(856,491)
Sale of fixed assets	$-	1,849
Net cash used in investing activities	$(1,042,124)	(857,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	$1,350,997	-
Proceeds from related party convertible notes payable	$737,278	1,100,000
Proceeds from related party line of credit	$3,240,939	-
Payment of note payable	$(3,622)	-
Net proceeds from sale of equity	$-	-
Net cash provided by/(used in) financing activities	$5,325,592	1,100,000
Net change in cash	$(525,082)	745,912
Cash - beginning of year	$745,991	79
Cash - end of year	$220,909	745,991

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:

The company acquired fixed assets at a value of $153,920 for payment of renovations in exchange for rental income as a non-cash transaction and is not included in the investing or finance sections of the cash flow statement.

During the fiscal year ended June 30,2025, the Company had a non-cash transfer from inventory to property placed into service in the amount of $3,179,943.

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (formerly known as JV Group, Inc.), a Delaware corporation, (“Awaysis”, “JV Group”, “the Company”, “we”, “us” or “our’) is a public operating company with its common stock quoted on OTCID. We are a vacation rental company focused on acquisition, construction, selling and managing rentals of residential vacation home communities in desirable travel destinations. We seek to create value through the targeting and acquisition, development, and up-cycling, rebranding, and repositioning of currently undervalued residential/resort communities in global travel destinations, with the intention to relaunch these assets under the “Awaysis” brand with the goals of creating a network of residential and resort enclave communities that will optimize revenues, providing attractive returns to investors and exceptional vacation experiences to travelers.

Company History

JV Group was formed in Delaware on September 29, 2008, under the name ASPI, Inc.

On May 18, 2022, we changed our name from JV Group, Inc. to Awaysis Capital, Inc. In connection with this name change, we changed our ticker symbol from “ASZP” to “AWCA” and effective May 25, 2022, the Company’s common stock was quoted on OTCID under the new symbol.

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

On December 20, 2024, Awaysis Belize Limited acquired the assets of Chial Mountain Limited, a Belize single member limited liability corporation. Awaysis also acquired 100% of the outstanding shares of Chial Mountain Limited.

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

Principals of Consolidation

The consolidated financial statements include accounts of the Company’s wholly owned subsidiaries Awaysis Capital, LLC, Awaysis Belize Limited, Chial Mountain Limited and Awaysis Casamora Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a single operating segment engaged in hospitality and real-estate development activities based in Belize. All material revenues and assets are attributable to operations in Belize. The Company has no active operations, revenues, or assets located in the United States. Accordingly, management has determined that separate segment or geographic disclosures are not required under ASC 280, Segment Reporting, as the Company’s activities represent a single reportable segment.

On December 20, 2024, the Company completed the acquisition of certain assets of Chial Mountain Limited. Upon evaluation in accordance with ASC 805, Business Combinations, management determined that the acquired set of activities and assets did not include substantive processes and therefore did not meet the definition of a business. As such, the transaction was accounted for as an asset acquisition.

Accordingly, the purchase price, including directly related transaction costs, was allocated to the identifiable assets acquired based on their relative fair values, and no goodwill was recognized. Additional details regarding the assets acquired and purchase consideration are provided below.

Purchase Price Allocation to Assets Acquired and Liabilities Assumes

Asset Class
Cash	18,699
Inventories	533,050
Mortgage receivable	499,437
Property and equipment	739,221
Site development	951,850
Land	1,641,660
Escrow deposit	81,498
Total asset Acquired	4,465,415
Due to related parties	4,465,415
Net assets acquired	-

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up-listing of the Company to the NYSE American.

The notes are secured by first priority liens on substantially all of the assets of the Company and contain customary events of default, which entitle Mr. Singh , among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest to the extent applicable.

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

Our financial accounts consist of prepaid expenses, accounts payable, accounts payable due to related parties and note payable. The carrying amount of our prepaid expenses, accounts payable, accounts payable - related party and note payable - related party approximate their fair values because of the short-term maturities. Related party notes payable are non-interest-bearing and payable on demand; therefore, their carrying amounts also approximate fair value.

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

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include property, equipment and software for which ownership is maintained by the Company.

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

As of the fiscal year ended June 30, 2025, we were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023. See Note 14 below for details of lessee leases.

Beneficial Conversion Features

The Company adopted ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024, on a full retrospective basis. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

As the convertible loan was approved by the Board of Directors of the Company on June 26, 2024, the retrospective impact of this adoption affects the financials for the year ended June 30, 2024. The financial impact is removing the discount on the beneficial conversion feature and the related amortization from the liability and equity section of the financial statements for the year ended June 30, 2024. See Note 12 below for details.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carrybacks and carryforwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

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

As of the balance sheet date, the Company has no uncertain tax positions requiring recognition or disclosure under ASC 740-10-25. The Company has not accrued any interest or penalties related to uncertain tax positions. Interest and penalties, if any, would be recognized as a component of income tax expense.

Since the Company has not generated taxable income since inception, no deferred tax assets or liabilities have been recognized as of the balance sheet date. Management will evaluate the need to record deferred tax assets or liabilities in future periods should taxable income or deductible temporary differences arise.

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

The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfils its obligations under each of its agreements:

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

Recently Issued Accounting Pronouncements

As of June 30, 2025, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements, except for following:

The Company adopted ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024, on a full retrospective method. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

As the convertible loan was approved by the Board on June 26, 2024, the retrospective impact of this adoption affects the financials for the year ended June 30, 2024. The adoption resulted in the removal of the discount on the beneficial conversion feature and the related amortization from the liability and equity section of the financial statements for the year ended June 30, 2024. This accounted for an increase in the liabilities by $1,063,435 related to the discount on beneficial conversion of $1,100,000 feature and the related amortization of $36,565, an increase to retained earnings beginning balance related to the interest expense from the amortization of the discount on beneficial conversion feature of $36,565, and a decrease to equity of $1,100,000 related to additional paid in capital beneficial conversion feature.

3. CASH

As of June 30, 2025, our cash balance was $220,909 and as of June 30, 2024 our cash balance was $745,991.

4. ACCOUNTS RECEIVABLE

As of June 30, 2025 and June 30, 2024, the balance of accounts receivable was $0 and $4,284, respectively, and related primarily to rents owed by tenants.

5. INVENTORY

As of June 30, 2025, our inventory of real estate under construction was $11,333,857 and as of June 30, 2024 our inventory balance was $10,594,936

6. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at June 30, 2025, and 2024 is as follows:

	Useful Lives	June 30, 2025	June 30, 2024
Property placed into service	40 years	$4,515,905	$856,491
Building improvements	15 years	256,105	-
Site developments	40 years	408,558	-
Vehicles	5 years	38,125	-
Computer and equipment	5 years	21,517	8,782
Furniture and fixtures	7 years	16,067	15,017
Software	3 years	6,536	6,536
Less depreciation and amortization		(146,549)	(32,886)
Total fixed assets, net		$5,116,264	853,940

The Company recorded depreciation and amortization expense of approximately $113,663 for the year ended June 30, 2025, and $30,139 for the year ended June 30, 2024, respectively.

7. MORTGAGE NOTES RECEIVABLE

As of June 30, 2025, and June 30, 2024, the balance of Mortgage Notes Receivable was $515,076 and -0-, respectively. The company currently holds three Mortgage Receivable Notes issued in connection with developer-financed Villas at Chial Mountain Reserve. The Notes are recorded at amortized cost, with interest income recognized using the effective rate method. These notes are due on demand and as such are classified as current assets.

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

8. INCOME TAXES – DEFERRED TAX ASSET

Income Tax Expense

For the fiscal year ended June 30, 2025, the Company recorded no current or deferred income tax expense.

As of June 30, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $14,368,692, which are available to offset future taxable income, subject to applicable limitations under the Internal Revenue Code. The related gross deferred tax asset is approximately $3,017,425, calculated using a U.S. federal tax rate of 21%.

In accordance with ASC 740, Accounting for Income Taxes, deferred tax assets are recognized only to the extent that realization of such assets is more likely than not. In evaluating the realizability of its deferred tax assets, the Company considered both positive and negative evidence, including cumulative historical losses and the absence of objectively verifiable sources of future taxable income. Based on this evaluation, management concluded that it is not more likely than not that the deferred tax assets will be realized at this time.

Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets, resulting in no net deferred tax asset recognized in the consolidated financial statements for the fiscal year ended June 30, 2025.

The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance in future periods if evidence becomes available that indicates it is more likely than not that some portion of the deferred tax assets will be realized.

Valuation Allowance Roll forward

Component	June 30, 2025
Net operating loss carryforwards	$14,368,692

Gross deferred tax asset	$3,017,425
Less: Valuation allowance	$(3,017,425)
Net deferred tax asset recognized	$0

9. OTHER NON- CURRENT ASSETS

Other non-current assets consist of escrow deposit – real estate and security deposit. The balance of other non-current assets as of June 30, 2025, and 2024 was $19,500 and $19,500, respectively. As of June 30, 2025 and June 30,2024, the balance consisted of security deposit of $14,500, and an escrow deposit- real estate of $5,000.

10. ACCOUNTS PAYABLE

As of June 30, 2025, and 2024, the balance of accounts payable was $362,688 and $98,200, respectively, and related primarily to expenses relating to SEC filings, outstanding legal expenses, share transfer expenses and construction on Awaysis Casamora.

11. OTHER CURRENT LIABILITIES

Other current liabilities consist of business and hospitality tax payables, a security deposit liability, payroll liabilities, and Chial Reserve Escrow Deposit payables and Chial Reserve homeowners’ maintenance fees. The balance of other current liabilities as of June 30, 2025, and 2024 was $293,307 and $64,356, respectively,

As of June 30, 2025 the balance consisted of payroll for non-related parties of $133,548, Chial’s escrow deposit payable of $125,000 related to a deposit made in connection with the sale and purchase agreement of a villa and surrounding property, security deposit liabilities of $16,000, due to non-related parties of $13,607, Chial’s homeowners revenue and maintenance fees of $3,095, hospitality tax of $2,021, and business tax payable of $36. As of June 30, 2024, the balance consisted of payroll for non-related parties of $62,197, security deposit liability of $1,700, and hospitality tax of $459.

12. ACCRUED EXPENSES

As of June 30, 2025, and 2024, the balance of accrued expense was $233,556 and $11,000, respectively, and related to accrued interest and fiscal year 2025 audit fees. In prior year, accrued interest was reported in current liabilities. It has been reported separately for the year ended June 30, 2025.

13. DUE TO RELATED PARTIES

As of June 30, 2025, and 2024, the balance of due to related parties was $1,855,948, and $653,417, respectively, and related to both costs paid on behalf of the Company and funding to the Company provided by Harthorne Capital, Inc, an affiliate of the Company, and other related party members. As of June 30, 2025, and 2024, the balance also includes all salary and payroll accruals for the Company’s development and administrative teams.

14. NOTES PAYABLE – RELATED PARTIES

As of June 30,2025 and 2024, the balance of notes payable – related parties was $1,500,000 and $0. On December 20, 2024, the Company executed a due on demand note payable to Michael Singh for the purchase of the stocks of Awaysis Belize LTD and Chial Mountain Limited in the amount of $1,500.000 The balance of this note as of June 30, 2025, is $1,500,000 and bears no interest. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American.

15. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

As of June 30, 2025, and 2024, the balance of convertible notes payable – related party was $1,837,278, and $1,100,000, respectively.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. The maturity date of this note was extended to November 30, 2025.

On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize LTD and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent period. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American.

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and all fees, costs and expenses then due under the note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. The maturity date of the note was extended to November 30, 2025.

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

As of June 30, 2024, and per ASU 470-20, the excess of the fair value of the convertible note was $2,016,667 and the discount in the amount of $1,100,000 was amortized over a 1-year period with a maturity date of June 19, 2025.

As of June 30, 2024, the net balance of Notes – related party was $36,565. The net balance consisted of the principle of the note of $1,100,000 and the discount on the beneficial conversion feature of $(1,100,000). This discount was amortized on a straight-line basis over the life of the note. The amortization of the discount (recorded as interest expense) was $36,565.

As of July 1, 2024, the Company is required to adopt ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024, on a full retrospective basis. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements. Per the new guidance, the convertible debt can be accounted for as a single liability unit and eliminates the beneficial conversion feature.

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

After the adoption of ASU 2020-06, the balance of the convertible note payable is $1,100,000 as of June 30, 2025 and June 30, 2024.

Balance Sheet
	Balance Sheet at	Adoption of	June 30,2024
	June 30, 2024	ASU 2020-06	Restated
	(Audited)	Adjustments	Balance Sheet
Convertible note payable - related party, net of discount	36,565	1,063,435	1,100,000
Total current liabilities	3,552,541	1,063,435	4,615,976

Total liabilities	3,735,190	1,063,435	4,798,625

Additional paid in capital	18,484,873	(1,100,000)	17,384,873
Accumulated deficit	(12,642,933)	36,565	(12,606,368)
Total stockholders’ equity	8,747,956	(1,063,435)	7,684,521
Total liabilities and stockholders’ equity	12,483,146	0	12,483,146
Income Statement
Interest Expense	47,565	36,565	11,000
Net loss	(7,093,476)	36,565	(7,056,911)

16. LINE OF CREDIT PAYABLE – RELATED PARTY

Between December 20, 2024, and June 30, 2025, the Company borrowed an aggregate of $3,240,939, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed Line of Credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets. The Line of Credit has an outstanding principal balance of $3,240,939 at June 30, 2025, and bears interest at 3.5 percent per annum.

On April 22, 2025, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due on June 1, 2025.

On August 31, 2025, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due November 30, 2025.

The note is secured by a first priority lien on substantially all of the assets of Awaysis Belize Limited and contains customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the note. Additional definitive documentation regarding the line of credit has not yet been negotiated or entered into. However, the Company expects the note will be rolled into the definitive documents relating to the full line of credit once finalized and executed.

17. NOTES PAYABLE

The Company has notes payable as of June 30, 2025, and 2024 in the amount of approximately $2,596,378 and $2,600,000, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is $2,600,000 and the second was in the amount of $280,000. This second note was subsequently fully paid on August 8, 2022.

18. OPERATING LEASES - LESSEE

The Company has an operating lease for office space, with a term of 5 years. As of June 30, 2025, the Company did not have any additional material operating leases that were entered into, but not yet commenced. The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the

Consolidated Balance Sheets was as follows:

June 30, 2025

2026	90,588
2027	92,220
Thereafter	31,113
Total operating lease payments	213,921
Present value adjustment	(15,584)
Total operating lease liabilities	$198,337

The total operating lease liability amount consists of current and long-term portion of operating lease liabilities of $90,588 and $107,749, respectively.

Operating lease costs were $87,851 and $87,851 for the year ended June 30, 2025 and the year ended June 30, 2024, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2025:

June 30, 2025

Weighted-average remaining lease term, years	2.3
Weighted-average discount rate, %	7.0%

19. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the year ended June 30, 2025, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Purchase Commitments

We were not party to any purchase commitments during the year ended June 30, 2025.

20. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2024, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the fiscal years ended June 30, 2025 or 2024.

Common Stock

As of June 30, 2025, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 385,176,744 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the fiscal year ended June 30, 2025, the Company issued 1,218,146 common shares in the amount of $410,769, From this amount, the Company issued 467,333 shares for payment of professional services in the amount of $248,518, and issued 750,813 restricted stock shares in the amount of $162,251.

Stock-based compensation of $248,518 and $8,857,679 was issued for services during the fiscal years ended June 30, 2025, and 2024, respectively, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

As of June 30, 2025, the Company has entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000, and has a subscription receivable in the Consolidated Balance Sheet.

During the fiscal year ended June 30, 2024, the Company issued 131,731,545 common shares in the amount of $8,857,679. From this amount, the Company issued 3,589,239 shares for payment of professional services in the amount of $918,349. The Company issued 28,142,306 shares for Director equity compensation in the amount of $6,939,330, and paid a discounted director bonus of 100,000,000 shares in the amount of $1,000,000,

On June 26, 2024, the Board passed a resolution to allow the officers of the Company and certain other parties to convert their unpaid salaries or other compensation to equity compensation, The company converted salaries and other compensation totalling $6,939,330 into an aggregate of 28,142,306 shares of common stock. The issuance of such shares was effected subsequent to June 30, 2024.

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding as of the year ended June 30, 2025, or for the year ended June 30, 2024:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. This note has been extended to November 30, 2025.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize LTD and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent period. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American.

●	On May 21, 2025, the Company entered into a Convertible Promissory Note payable to Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. This note has been renewed to November 30, 2025.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2025, and 2024.

In periods where the Company reports a net loss, all potentially dilutive securities – including stock options and convertible notes – are anti-dilutive and therefore excluded from the calculation of diluted loss per share.

Warrants

No warrants were issued or outstanding during the twelve months ended June 30, 2025, or 2024.

Stock Options

The Company has adopted the 2022 Omnibus Performance Award Plan in February 2022 (the “Plan”). The Plan authorizes the granting of 19,775,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the twelve months ended June 30, 2025 or 2024.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of June 30, 2025. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date, and this fair value is determined to be zero.

21. REVENUE

During the fiscal year ended June 30, 2025, and June 30, 2024, the Company earned revenue of $441,059 and $50,674, respectively. Of this revenue, $322,811, was recognized from rental income, $89,890 was earned from commission, and $28,357 is from Management Fees.

22. SALES AND MARKETING EXPENSES

Advertising expenses amounted to approximately $189,339 and $36,675 as of June 30, 2025, and June 30, 2024, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

23. GENERAL AND ADMINISTRATIVE EXPENSES

During the fiscal years ended June 30, 2025, and 2024, we incurred general and administrative expenses of $2,951,243 and $7,037,957, respectively, consisting of audit fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company offering and compliance expenses. The year ended June 30,2024 general and administrative expense is higher than the year ended June 30,2025 due to salary bonus provided as of June 30,2024, and audit and accounting fees related to a re-audit of 2021 and 2022 financial statements.

24. OTHER (INCOME) EXPENSE

During the fiscal years ended June 30, 2025 and 2024, we incurred other income and expenses of $25,418 and $32,953, respectively, representing the net effect of other income of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

25. NET LOSS

During the fiscal year ended June 30, 2025, and 2024, we recognized net losses of $(2,724,941) and $(7,056,911), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustain the corporate existence of the Company and public company-related expenses, and the continued transition from being a shell company to an operating company. The decrease in net loss in fiscal year 2024 compared to fiscal year 2025 was a result of increased revenue income with the addition of Chial Mountain Limited and a lower annual salary expense due to a salary bonus of $4,400,000 accrued in fiscal year 2024.

26. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2025, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined the following subsequent events are required to be disclosed:

Amendment to Chial Purchase Agreement

On October 28, 2025, the Company and Chial Mountain entered into an Amendment to Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, as amended, to extend the contract period to permit a new appraisal of the Chial Reserve Assets and to provide for the negotiation of an adjustment to the purchase price in light of such appraisal, to be set forth in a post-closing agreement to be executed within thirty (30) days following completion of the new appraisal. The Parties further agreed that either party may dispute the results of the new appraisal within fifteen (15) days of receipt, with the original deadline to execute the agreement being subject to automatic extension to the next feasible date, which shall not constitute a default.

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of June 30, 2025. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

Amendment to Maturity Date of Promissory Notes

On October 28, 2025, the Company amended the maturity date of the following promissory notes to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American:

1.	$1,500,000 Secured Promissory Note, dated December 21, 2024, as amended, between the Company and Mr. Singh, which bears no interest; and

2.	$1,600,000 Senior Convertible Promissory Note, dated December 20, 2024, as amended, between the Company and Michael Singh, bearing interest at 3.5% per annum; and

On October 28, 2025, the Company and BOS amended the $3,000,000 Secured Promissory Note, dated December 1, 2024, as amended, bearing interest at 3.5% per annum to extend the maturity date to November 30, 2025.

On September 16, 2025 , the Company amended the maturity date of the $1.1 million convertible bridge loan to the Company by Harthorne, dated June 26,2024 bearing an annual interest rate of 12% to November 30, 2025.

On October 10, 2025, the Company amended the maturity date of the $150,000 Convertible Promissory Note dated May 21, 2025 with Andrew Trumbach, bearing interest at 12% per annum to November 30,2025.

Other than as provided above or in the other notes to these financial statements, the Company has determined that there are no other subsequent events that are required to be disclosed.

