Form 10-Q
period 2025-09-30
Awaysis Capital, Inc.
filed 2025-11-19
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number: 000-21477

AWAYSIS CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0514566
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of November 19, 2025, there were 384,931,394 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	September 30, 2025	June 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$89,032	$220,909
Prepaid expenses	2,540	1,750
Inventory	11,642,528	11,333,857
Due from related parties	87,467	70,965
Mortgage receivable	504,710	515,076
Other current assets	26,094	21,058
Total current assets	12,352,371	12,163,615

Non-current assets
Fixed assets, net	5,077,662	5,116,264
Operating lease right-of-use	170,568	189,401
Other non-current assets	19,500	19,500
Total non-current assets	5,267,730	5,325,165

Total Assets	$17,620,101	$17,488,780

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	449,686	362,688
Other current liabilities	422,485	293,307
Accrued expenses	299,274	233,556
Current portion of lease liability	90,990	90,588
Due to related parties	$2,319,237	$1,855,948
Note payable – related parties	1,500,000	1,500,000
Convertible note payable – related parties	1,837,278	1,837,278
Line of credit – related parties	3,291,851	3,240,939
Notes payable	2,596,378	2,596,378
Total current liabilities	12,807,179	12,010,682

Operating lease liabilities	88,029	107,749
Total non-current liabilities	88,029	107,749

Total liabilities	12,895,208	12,118,431

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at September 30, 2025 and June 30, 2025, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at September 30, 2025 and June 30, 2025 were 385,194,970 and 385,176,744, respectively	3,851,950	3,851,768
Common stock subscribed – $0.01 par value subscribed common shares at September 30, 2025 and June 30, 2025 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	17,789,370	17,783,460
Accumulated deficit	(15,982,857)	(15,331,309)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	4,724,893	5,370,349

Total Liabilities and Stockholders Equity	17,620,101	17,488,780

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30	September 30,
	2025	2024

Revenue	$95,198	$44,119

Operating expenses
Sales and marketing	32,291	61,916
General and administrative	702,375	649,071
Total operating expenses	734,666	710,987

Loss from operations	(639,468)	(666,868)

Other expense (income)
Other income	(8,729)	(5,848)
Interest expense	20,809	33,054
Total other expense	12,080	27,206

Net loss before income taxes	(651,548)	(694,074)
Income taxes

Net Loss	$(651,548)	$(694,074)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding
(basic and diluted)	384,901,089	352,343,609

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 30, 2025	$386,119,744	$3,851,768	$9,430	$(943,000)	$(17,783,460)	$(15,331,309)	$5,370,349
Shares issued for professional services	18,226	182	-	-	5,910	-	6,092
Net loss	-	-	-	-	-	(651,548)	(651,548)
Balance, Sept 30, 2025	$386,137,970	$3,851,950	$9,430	$(943,000)	$17,789,370	$(15,982,857)	$4,724,893

Balance, June 30, 2024	$384,901,598	3,839,586	$9,430	$(943,000)	$17,384,873	$(12,606,368)	$7,684,521
Shares issued for professional services	37,456	375			15,296		15,761
Net loss	-	-	-	-	-	(694,074)	(694,074)
Balance, Sept 30, 2024	$384,939,054	$3,839,961	$9,430	$(943,000)	$17,400,169	$(13,300,442)	$7,006,116

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three months Ended
	September 30, 2025	September 30, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(651,548)	$(694,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$38,602	13,206
Interest expense	20,809	33,000
Stock based compensation	$6,092	15,670
Amortization of operating lease right-of-use	$18,833	17,577
Changes in operating assets and liabilities:
(Increase) in accounts receivable	$-	(54,877)
(Increase) in prepaid expenses	$(790)	1,181
(Increase) decrease in inventory	$(263,762)	(63,373)
(Increase) decrease in other current assets	$(5,036)	-
(Increase) decrease in mortgage receivable	$10,366	-
Increase (decrease) in due to related parties	$446,787	292,134
Increase (decrease) in accounts payable	$86,998	30,520
Increase (decrease) in other current liabilities	$129,178	16,459
(Decrease) in operating lease liabilities	$(19,318)	(17,671)
Net cash provided (used) by operating activities	$(182,789)	(410,248)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$-	(101,376)
Net cash used in investing activities	$-	(101,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in line of credit - related parties	$50,912	-
Net cash provided by financing activities	$50,912	-

Net (decrease) in cash	$(131,877)	(511,624)
Cash - beginning of year	$220,909	745,991
Cash - end of year	$89,032	234,367

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:

For the three months ended September 30, 2025 the Company accrued for capitalized interest as part of inventory of $44,909 related to two convertible notes and a line of credit, which are all from a related parties. There was no cash paid for interest.

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (“Awaysis Capital,” the “Company,” “we,” “us,” or “our”) is a hospitality and management company focused on the acquisition, redevelopment, sales, and management of residential vacation-home communities in desirable global travel destinations. Our strategy centers on identifying undervalued operating and shovel-ready residential or resort communities and creating value through targeted acquisition, development, up-cycling, rebranding, and repositioning initiatives. Through these efforts, we intend to relaunch selected properties under the unified “Awaysis” brand and establish a network of integrated residential-resort enclave communities across the Caribbean, Europe, South America, and the United States. We generate revenue from real estate sales, short term booking revenues, property and resort management services, rental management commissions, and maintenance services, and we recognize revenue in accordance with ASC 606 as performance obligations are satisfied.

Global shifts toward remote and flexible work have significantly influenced residential preferences and travel behavior. An increasing number of individuals are seeking comfortable, amenity-rich destinations where they can live, work, and stay for extended periods. We aim to capitalize on these trends by transforming resort properties in desirable locations into self-contained residential-resort enclaves, which we define as gated communities that provide the full suite of amenities necessary for residents and guests to live, work, and play without leaving the property.

Initially, our focus is on developing partially completed or previously undeveloped resort communities that lack a significant operational history. In these cases, we intend to acquire the underlying real estate assets and complete development of the community. Depending on the property and market conditions, we may (i) sell the finished individual units to third-party buyers, or (ii) retain ownership of some or all units and make them available for short term hotel/resort stays. Units sold to third-party buyers may be used for personal occupancy or for short term rental, at the owner’s discretion, subject to local laws and regulations. We intend to own, operate, and manage the common areas of each community, including restaurants, bars, pools, retail areas, spas, fitness centers, coworking spaces, and other amenities. We may outsource certain operations to third parties at prevailing market rates.

Owners of individual units may elect to rent their units, subject to compliance with local laws. For example, in Belize, all short-term rental bookings must be processed through an entity with a valid Belize hotel license. If an owner engages us to manage bookings of their unit, we enter into an exclusive booking or management agreement, either directly with the owner or through a homeowners’ association, setting forth applicable terms and fees. We perform a monthly reconciliation of booking activity, fee allocations, and amounts due to each owner. Amounts owed to owners are reconciled and distributed in accordance with the terms of their respective agreements.

We market units for sale or for short term bookings in jurisdictions where such offerings are permitted. To date, we market our properties through our website (www.awaysisgroup.com), online multiple listing services, and other licensed booking and distribution channels. While our current properties are located in Belize, offerings, sales, and related management arrangements may occur in both Belize and the United States, subject to compliance with applicable laws and regulations in each jurisdiction.

We are a licensed real estate corporation in the State of Florida and operate in compliance with the Florida Real Estate Commission, which regulates entities engaged in real estate. Our business is subject to an extensive range of federal, state, local, and foreign laws and regulations, which vary depending on jurisdiction and property type. These include requirements related to zoning and land use, licensing, permitting, registrations, environmental and safety standards, building and fire codes, sanitation protocols, and staffing and employee-training requirements. Our U.S. operations must also comply with the Americans with Disabilities Act and other accessibility laws applicable to public accommodations.

Additionally, our subsidiary is a licensed hotel operator in Belize and comply with the requirements of the Belize Tourism Board and other governmental authorities. Our operations are governed by the Belize Hotels and Tourist Accommodation Act and related regulations, which establish standards for hotel licensing, facility classifications, operational compliance, reporting obligations, and ongoing regulatory oversight.

Through these combined activities, property acquisition and development, resort operation and management, booking and rental services, and adherence to multi-jurisdictional regulatory frameworks, we aim to develop and operate a scalable portfolio of high-quality residential-resort enclaves that deliver exceptional hospitality experiences while generating diversified and recurring revenue streams for the Company.

Acquisition of Chial Mountain

On December 31, 2024, Awaysis Belize Limited, (“Awaysis Belize”) a Belize corporation and wholly-owned subsidiary of the Company, acquired all of the stock and substantially all of the assets of Chial Mountain Limited (“Chial Mountain” or “Chial Reserve”), a Belize corporation, pursuant to the terms and conditions of an Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, between Chial Mountain and Awaysis Belize. Simultaneously, Awaysis Capital acquired 100% of the capital stock of Awaysis Belize Limited.

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

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American.

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

The Company’s principal executive office is located at 3400 Lakeside Drive, Suite 100, Miramar, FL 33027 and its main number is 855-795-3377. The Company’s website address is www.awaysisgroup.com

2. SIGNIFICANT ACCOUNTING POLICIES

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

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up listing of the Company to the NYSE American.

The notes are secured by priority liens on substantially all of the assets of the Company and contain customary events of default, which entitles Mr. Singh , among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest to the extent applicable.

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

Our financial accounts consist of prepaid expenses, accounts payable, accounts payable due to related parties and note payable. The carrying amount of our prepaid expenses, accounts payable, accounts payable - related parties and note payable - related parties approximate their fair values because of the short-term maturities. Related party notes payable are non-interest-bearing and payable on demand; therefore, their carrying amounts also approximate fair value.

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

Leases

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), and all related amendments on January 1, 2022, on a modified retrospective basis. Under Topic 842, the Company determines if an arrangement is or contains a lease at inception. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for consideration. The lease term includes options to extend the lease when it is reasonably certain that the Company will exercise that option and when doing so is at the Company’s sole discretion. The Company has elected the short-term lease exception for all classes of assets and therefore has not applied the recognition requirements of Topic 842 to leases of 12 months or less. The Company has also elected the practical expedient to not separate lease and non-lease components for all classes of assets. The Company’s classes of assets that are leased include real estate leases and equipment leases. Real estate leases typically pertain to the Company’s corporate office locations, field operation locations, or vacation properties whereby the Company takes control of a third party’s property during the lease period for the purpose of renting the property on a short-term basis.

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

As of September 30, 2025, we were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023. See Note 17 below for details of lessee leases.

Beneficial Conversion Features

SU 2020-06 simplifies the accounting for convertible instruments by eliminating several separation models, including the model that required issuers to separately recognize beneficial conversion features (“BCFs”) and cash conversion features in equity. Under legacy ASC 470-20 guidance, a BCF was recognized when the conversion price of a convertible instrument was “in-the-money” at issuance, resulting in a separate equity component and a corresponding discount to the host debt instrument.

Upon adoption of ASU 2020-06, the Company no longer applies the beneficial conversion feature model. Instead, all convertible instruments are accounted for as a single liability or a single equity instrument, provided that the embedded features do not require bifurcation as derivatives under ASC 815. The standard also revises the earnings-per-share (“EPS”) guidance, requiring application of the if-converted method for convertible instruments and eliminating the treasury-stock method for certain instruments.

The adoption of ASU 2020-06 did not result in a material impact on the Company’s consolidated financial statements. As required under the full retrospective adoption approach, previously reported periods have been revised to remove historical BCF amortization, eliminate previously recognized equity components related to beneficial conversion features, and adjust interest expense and carrying values of affected instruments.

Management evaluated all outstanding convertible notes and determined that no embedded conversion options required derivative classification under ASC 815 upon adoption.

Foreign Currency Translation

The Company’s reporting currency is the U.S. dollar (“USD”). The functional currency of each foreign subsidiary is determined based on the primary economic environment in which the subsidiary operates. For subsidiaries operating in Belize, the functional currency is typically the Belize dollar (“BZD”), which is pegged to the U.S. dollar at a fixed exchange rate of BZD 2.00 to USD 1.00.

Assets and liabilities of foreign subsidiaries whose functional currency is not the U.S. dollar are translated into U.S. dollars using the exchange rate in effect at the balance sheet date. Income and expense accounts are translated at average exchange rates for the reporting period. Because the Belize dollar maintains a fixed 2:1 peg to the U.S. dollar, translation adjustments arising from the consolidation of Belize subsidiaries are generally minimal. Resulting translation gains and losses are recorded in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

For monetary assets and liabilities denominated in currencies other than the subsidiary’s functional currency, the Company performs remeasurement into the functional currency using the exchange rate at the balance sheet date, with gains and losses recognized in other income (expense), net in the consolidated statements of operations. Non-monetary assets and liabilities are remeasured at historical exchange rates.

Due to the fixed peg of the BZD to the USD, remeasurement gains and losses related to Belize-based subsidiaries are generally limited unless transactions occur in other foreign currencies.

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

Other Service Revenue — Real Estate Brokerage and Homeowners’ Association Management, and Homeowner Maintenance Services

In addition to providing vacation rental platform services, the Company provides other services, including real estate brokerage services and homeowners’ association (“HOA”) management services and homeowner (“HOM’) maintenance services. These services are designed to attract and retain homeowners as participants in the Company’s vacation rental platform. As part of this strategy, the Company enters into exclusive rental management agreements with each Homeowners’ Association, if any or the homeowner’s directly of the properties it controls or manages.

Real Estate Brokerage Services

Under its real estate brokerage services, the Company assists homebuyers and sellers with listing, marketing, selling, and purchasing residential properties. Real estate commissions earned by the brokerage business are recognized as revenue at a point in time, which occurs upon the closing of the related real estate transaction (i.e., the purchase or sale of a home), when the Company’s performance obligation is satisfied.

Commissions paid to third-party or affiliated real estate agents are recognized concurrently with the associated revenues and are presented as cost of revenues in the consolidated statements of operations, consistent with ASC 606 requirements for consideration payable to customers and direct costs to fulfill a contract.

Homeowners’ Association Management Services

Under its HOA management services, the Company provides common-area property management, community governance, compliance administration, and association accounting services to homeowner associations in exchange for a contractual management fee and additional incrementally billed services.

The management services represent a single performance obligation satisfied over time, as customers simultaneously receive and consume the benefits of the Company’s services. Accordingly, management fee revenue is recognized over time as the services are rendered.

Incrementally billed services (e.g., one-time maintenance coordination, administrative tasks, compliance processing) represent separate point-in-time performance obligations. Revenue for these services is recognized at the point in time when the related service is completed and control transfers to the customer.

Homeowner Maintenance Services

The Company also provides maintenance and repair services directly to homeowners under its HOM services, including routine upkeep, emergency repairs, property inspections, landscaping coordination, preventative maintenance, and other property-care services. These services are typically billed on a per-service or time-and-materials basis.

Each maintenance service represents a distinct performance obligation because the homeowner can benefit from the service on its own. Revenue from homeowner maintenance services is recognized at a point in time, which is when the maintenance work is completed and control of the service transfers to the homeowner.

Costs incurred in connection with maintenance activities—such as third-party contractor fees, materials, and labor—are recognized as cost of revenues when incurred.

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

The carrying amounts of financial instruments including cash, accounts payable and notes payable approximated fair value as of Sept 30, 2025, and 2024 due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements

As of September 30, 2025, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements, except for following:

The Company adopted ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024, on a full retrospective method. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

3. CASH

As of September 30, 2025, our cash balance was $89,032 and as of June 30, 2025 our cash balance was $220,909.

4. INVENTORY

As of September 30, 2025, our balance of inventory of real estate under construction was $11,642,528 and as of June 30, 2025 the balance was $11,333,857.

5. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at September 30, 2025 and at June 30, 2025 is as follows:

		September 30,	June 30,
	Useful Lives	2025	2025
Property placed into service	40 years	$4,515,905	$4,515,905
Building improvements	15 years	256,105	256,105
Site developments	40 years	408,558	408,558
Vehicles	5 years	38,125	38,125
Computer and equipment	5 years	21,517	21,517
Furniture and fixtures	7 years	16,067	16,067
Software	3 years	6,536	6,536
Less depreciation and amortization		(185,151)	(146,549)
Total fixed assets, net		$5,077,662	5,116,264

The Company recorded depreciation and amortization expense of $38,602 for the quarter ended September 30, 2025, and $113,663 for the year ended June 30, 2025, respectively.

6. MORTGAGE NOTES RECEIVABLE

As of September 30, 2025, and June 30, 2025, the balance of Mortgage Notes Receivable was $504,710 and 515,076, respectively. The company currently holds three Mortgage Receivable Notes issued in connection with developer-financed Villas at Chial Mountain Reserve. The Notes are recorded at amortized cost, with interest income recognized using the effective rate method. These notes are due on demand and as such are classified as current assets.

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

7. INCOME TAXES – DEFERRED TAX ASSET

Income Tax Expense

For the three months ended September 30, 2025, and the fiscal year ended June 30, 2025, the Company recorded no current or deferred income tax expense.

As of September 30, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $14,368,692, which are available to offset future taxable income, subject to applicable limitations under the Internal Revenue Code, including the change of ownership limitations of IRC Section 382. The related gross deferred tax asset is approximately $3,017,425, calculated using a U.S. federal tax rate of 21%.

In accordance with ASC 740, Accounting for Income Taxes, deferred tax assets are recognized only to the extent that realization of such assets is more likely than not. In evaluating the realizability of its deferred tax assets, the Company considered both positive and negative evidence, including cumulative historical losses and the absence of objectively verifiable sources of future taxable income as well as the early stage nature of operations and variability of projected future profitability. Based on this evaluation, management concluded that it is not more likely than not that the deferred tax assets will be realized at this time.

Accordingly, the Company recorded a full valuation allowance against its deferred tax assets, resulting in no net deferred tax asset recognized in the consolidated financial statements as of September 30, 2025.

The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance in future periods if evidence becomes available that indicates it is more likely than not that some portion of the deferred tax assets will be realized.

Valuation Allowance Roll forward

Component	September 30, 2025
Net operating loss carryforwards (NOLs)	$14,368,692

Gross deferred tax asset @ 21%	$3,017,425
Less: Valuation allowance	$(3,017,425)
Net deferred tax asset recognized	$0

8. OTHER NON- CURRENT ASSETS

Other non-current assets consist of escrow deposit – real estate and security deposit. The balance of other non-current assets as of September 30, 2025, and June 30, 2025 was $19,500 and $19,500, respectively. As of September 30, 2025 and June 30,2025, the balance consisted of security deposit of $14,500, and an escrow deposit- real estate of $5,000.

9. ACCOUNTS PAYABLE

As of September 30, 2025 and June 30, 2025, the balance of accounts payable was $449,686 and $362,688, respectively, and related primarily to expenses for professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

10. OTHER CURRENT LIABILITIES

Other current liabilities consist of business and hospitality tax payables, security deposit liabilities, payroll liabilities, and Chial Reserve escrow deposit payables. and Chial Reserve homeowners’ maintenance fees. The balance of other current liabilities as of September 30, 2025, and June 30,2025 was $422,485 and $293,307, respectively.

As of September 30, 2025 the balance consisted of Chial’s escrow deposit payable of $250,000 related to a deposit made in connection with the sale and purchase agreement of a villa and surrounding property, payroll for non-related parties of $140,951, security deposit liabilities of $16,000, due to non-related parties of $13,607, hospitality tax of $1,928.

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

11. ACCRUED EXPENSES

As of September 30, 2025, and June 30, 2025, the balance of accrued expense was $299,274 and $233,556, respectively, and related to accrued interest and audit fees.

12. DUE TO RELATED PARTIES

As of September 30, 2025 and June 30, 2025, the balance due to related parties was $2,319,237 and $1,855,948, respectively, and related to both costs paid on behalf of the Company and funding to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company and other related party members. The balance due to related parties as of September 30, 2025, includes all salary and payroll accrual for the Company’s development and administration teams.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne. See details on the convertible bridge loan in Note 14 – Convertible Notes Payable – Related Parties.

13. NOTES PAYABLE – RELATED PARTIES

As of September 30,2025 and June 30, 2025, the balance of notes payable – related parties was $1,500,000 and $1,500,000. On December 20, 2024, the Company executed a due on demand note payable to Michael Singh for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount of $1,500.000 The balance of this note as of September 30, 2025, is $1,500,000 and bears no interest. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American.

14. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

As of September 30, 2025, and June 30, 2025, the balance of convertible notes payable – related parties was $1,837,278, and $1,837,278, respectively.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. On September 16, 2025, the maturity date of this note was extended to November 30, 2025.

On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent period. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American.

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and all fees, costs and expenses then due under the note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, the maturity date of the note was extended to November 30, 2025.

15. LINE OF CREDIT PAYABLE – RELATED PARTIES

Between December 20, 2024, and September 30, 2025, the Company borrowed an aggregate of $3,291,851, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed Line of Credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets. The Line of Credit has an outstanding principal balance of $3,291,851 at September 30, 2025, and bears interest at 3.5 percent per annum.

On April 22, 2025, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due on June 1, 2025.

On August 31, 2025, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due November 30, 2025.

The note is secured by a priority lien on substantially all of the assets of Awaysis Belize Limited and contains customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the note. Additional definitive documentation regarding the line of credit has not yet been negotiated or entered into. However, the Company expects the note will be rolled into the definitive documents relating to the full line of credit once finalized and executed.

16. NOTES PAYABLE

The Company has notes payable as of September 30, 2025, and June 30, 2025 in the amount of approximately $2,596,378 and $2,596,378, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is $2,600,000 and the second was in the amount of $280,000. This second note was subsequently fully paid on August 8, 2022.

17. OPERATING LEASES - LESSEE

The Company leases office space under a non-cancelable operating lease with a term of five years. The lease provides the Company with the right to use the underlying office facility in exchange for fixed lease payments over the lease term. The lease is accounted for in accordance with ASC 842, Leases, and the related right-of-use (“ROU”) asset and operating lease liability are recognized on the consolidated balance sheets at the present value of future lease payments.

As of September 30, 2025, the Company did not have any additional operating leases that had been executed but were not yet commenced. No other significant new lease obligations, modifications, or renewals were entered into during the reporting period.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the

Consolidated Balance Sheets was as follows:

September 30,
2025

Remaining nine months ending June 30, 2026	$68,140
2027	92,220
Thereafter	31,113
Total operating lease payments	191,473
Present value adjustment	(12,454)
Total operating lease liabilities	$179,019

As of September 30, 2025, the total operating lease liability amount of $179,019 consists of current and long-term portion of operating lease liabilities of $90,990 and $88,029 respectively.

Operating lease costs were $21,963 and $87,850.64 for the three months ended September 30, 2025 and the year ended June 30, 2025, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2024:

September 30,
2025

Weighted-average remaining lease term, years	2.1
Weighted-average discount rate, %	7.0%

18. COMMITMENTS & CONTINGENCIES

Legal Proceedings

The Company was not subject to any legal proceedings during the three months ended September 30, 2025. To the best of management’s knowledge, no legal proceedings are pending or threatened against the Company that would have a material adverse effect on its financial position, results of operations, or cash flows.

We will continue to monitor any legal or regulatory matters that arise and will update this disclosure in future filings as required.

Purchase Commitments

We were not party to any purchase commitments during the three months ended September 30, 2025.

Management is not aware of any non-cancelable purchase obligations or long-term supply agreements that would require disclosure under ASC 440 or Regulation S-K.

19. STOCKHOLDERS’ EQUITY

Preferred Stock

As of September 30, 2025, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2025 or the year ended June 30, 2025.

Common Stock

As of September 30, 2025, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 385,194,970 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the 3 months ended September 30, 205, the Company issued 18,226 common shares in the amount of $6,092 for the payment of professional services.

As of September 30, 2025, the Company has entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000, and has a subscription receivable in the Consolidated Balance Sheet

During the fiscal year ended June 30, 2025, the Company issued 1,218,146 common shares in the amount of $410,769, From this amount, the Company issued 467,333 shares for payment of professional services in the amount of $248,518 and issued 750,813 restricted stock shares in the amount of $162,251.

Stock-based compensation of $248,518 was issued for services during the fiscal year ended June 30, 2025, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

On June 26, 2024, the Board passed a resolution to allow the officers of the Company and certain other parties to convert their unpaid salaries or other compensation to equity compensation, The company converted salaries and other compensation totaling $6,939,330 into an aggregate of 28,142,306 shares of common stock. The issuance of such shares was effected subsequent to June 30, 2024.

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding as of September 30, 2025 or for the year ended June 30, 2025:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. On September 16. 2025 this note has been extended to November 30, 2025.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent period. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American.

●	On May 21, 2025, the Company entered into a Convertible Promissory Note payable to Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, this note has been renewed to November 30, 2025.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of September 30, 2025, and June 30, 2025.

In periods where the Company reports a net loss, all potentially dilutive securities – including stock options and convertible notes – are anti-dilutive and therefore excluded from the calculation of diluted loss per share.

Warrants

No warrants were issued or outstanding during the three months ended September 30, 2025, or the year ended June 30, 2025.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,977,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the three months ended September 30, 2025 or for the year ended June 30, 2025.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of September 30, 2025. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

20. SUBSEQUENT EVENTS

We evaluated subsequent events occurring after September 30, 2025, through the date these unaudited consolidated financial statements were issued, as required by ASC 855, Subsequent Events. Based on this review, management identified the following subsequent events that require disclosure:

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of September 30, 2025. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

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

Other than the matters described above and in the other notes to these financial statements, the Company has determined that there were no additional subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what is believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed with the Securities and Exchange Commission on November 14, 2025.

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

At least initially, we are seeking to develop resorts that have not been completed nor have significant prior operational history. As such, we intend to purchase the real estate underlying the planned community and finish the development, then, depending on the property, we would either sell the finished individual units to buyers, or we would retain ownership of the finished individual units and market them for short- or long-term hotel/resort stays. Individual units sold to third-party buyers can then be used by them for their personal use or in their sole discretion from time to time, book for third party short- or long-term stays, either managed by us or through other arrangements in compliance with local law. In addition, we would own and manage the common areas of each community, including any areas devoted to restaurants/bars, pools, retail, spas and fitness centers, some of which we may determine to outsource to third parties at prevailing market rates. We do not have a limit on the number of units or other parts or amenities of a particular community that we will sell, lease or retain, nor do we have a percentage limit to the amount of revenues generated by the units we do retain, and in such cases, will be a result of market forces from time to time. Any revenue we generate from a particular unit owned by a third party who opts to retain us to manage bookings of their unit will be split between us and the individual owner of the unit, pursuant to a separate agreement between us.

Third-party owners of units have the option to make their units available for short-term rental, subject to applicable local laws and regulations. In jurisdictions such as Belize, all short-term rental bookings must be processed through an entity that holds a valid Belize hotel license. Accordingly, owners who choose to engage the Company for rental management services enter into an exclusive rental management agreement with our licensed operating subsidiary or, where applicable, with the homeowner’s association that governs the property. These agreements define the scope of services and specify the management and booking fees payable to the Company.

The Company reconciles bookings, fees, and allocations for each property owner on a monthly basis. Rental income collected on behalf of owners is segregated and tracked by individual unit. Amounts due to owners are subsequently remitted in accordance with the terms of their agreements, after deducting applicable management fees, commissions, taxes, and other agreed-upon charges.

These property management and booking arrangements represent a core component of our business model, supporting the scalability of our platform and enhancing our ability to aggregate inventory across the markets in which we operate.

We intend to offer for sale, or for short-term rental, the finished units in any jurisdiction that permits such activities. To date, we have marketed and offered these units through our website at www.awaysisgroup.com, through online multiple listing services, and through other licensed direct booking and distribution channels.

We are not currently aware of any jurisdictional restrictions that would prohibit the offer, marketing, or rental of these properties in the jurisdictions we are targeting. While our existing properties are located in Belize, the offer and sale of these properties—and the related rental and management arrangements—may occur in both Belize and the United States, provided that all such activities are conducted in compliance with the applicable real estate, consumer protection, securities, and hospitality regulations in each relevant jurisdiction.

We expect to expand our inventory of units and our marketing footprint over time, and we will continue to monitor and comply with the legal and regulatory requirements governing the offer, sale, and rental of real estate assets in all jurisdictions in which we operate or intend to operate.

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

Additionally, our operating subsidiary is a licensed hotel operator in Belize and maintain compliance with applicable laws and regulations administered by the Belize Tourism Board and other relevant governmental authorities. Our operations are subject to the requirements of the Belize Hotels and Tourist Accommodation Act and related regulations, which govern the licensing, classification, and operation of hospitality establishments throughout the country.

Revenue Streams

Our business model is expected to encompass a diversified set of activities across the real estate and hospitality sectors, including real estate development and sales, hospitality rentals, resort operations, and club management. We anticipate generating revenues from the following primary sources:

-Real Estate Sales.

We expect to generate revenue through the sale of developed resort inventory, including condominiums and villas. These real estate sales support our broader development, capital recycling, and growth strategy to expand our inventory of units available to rent.

-Management Services:

We provide comprehensive resort, property, and community management services under agreements with homeowners’ associations (“HOAs”) and individual homeowners (“HOMs”). These services include resort operations oversight, homeowner services, compliance administration, and property-level operational support, all designed to ensure consistent service quality across our branded resort portfolio.

-Short-Term Rentals.

We manage short-term rental activity for both sold and unsold resort inventory at properties we own or manage. Through our booking channels and licensed distribution partners, we offer high-quality lodging accommodations for vacationers and travelers. Revenues are derived from nightly bookings, cleaning fees, management commissions, and related ancillary services.

We believe this revenue streams collectively support our long-term growth strategy and position us as a differentiated participant in the resort, real estate, and hospitality markets.

Current Revenue Profile

As of September 30, 2025, our revenues consist primarily of:

● Monthly villa booking income;

● Management fee income;

● Rental income; and

● Maintenance and property-care income.

These revenue sources reflect the early stages of our operating model as we continue to scale our property portfolio and service offerings.

Sales and Marketing Expenses

Our sales and marketing expenses consist primarily of salaries, commissions, and other personnel-related costs, including share-based compensation, for employees involved in the marketing, promotion, and support of our products and services. These expenses also include advertising, promotional activities, digital marketing initiatives, public relations, brand development, and related administrative and management costs incurred to support our sales and marketing functions.

General and Administrative Expenses

Our general and administrative expenses consist of payroll, employee benefits, and other personnel-related costs, including share-based compensation, associated with our administrative, finance, legal, and corporate support functions. These expenses also include legal and accounting fees, insurance costs, depreciation, technology and software expenses, occupancy and office-related costs, and other administrative fees necessary to support our overall operations and corporate infrastructure.

Results of Operations

The following discussion and analysis of the Company’s results of operations should be read in conjunction with the accompanying unaudited financial statements and related notes included elsewhere in this Report. This discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed under “Risk Factors” and elsewhere in this Report. The Company’s results of operations for interim periods are not necessarily indicative of the results that may be expected for the full fiscal year or for any future period. Unless otherwise indicated, all references to fiscal periods refer to the fiscal periods of Awaysis Capital, Inc.

The Company commenced material operating activities during the fiscal year ended June 30, 2022, following the November 2021 change in control and the February 2022 launch of its business strategy to acquire, develop, and manage residential vacation home communities in desirable travel destinations. This strategy continued throughout the fiscal year ended June 30, 2025 and the three months ended September 30, 2025, during which the Company incurred increased operating expenses consistent with the expansion of development activities, property improvements, and hospitality operations.

The Company has incurred recurring net losses since inception and has not yet generated revenues sufficient to fully support ongoing operations. Management expects that additional capital will be required to fund development activities, expand hospitality operations, and support working capital needs. Potential sources of liquidity include the issuance of equity securities, debt financing, structured project-level financing, or other strategic arrangements. Although management believes these forms of financing may be available, there can be no assurance that such financing will be obtained on terms acceptable to the Company or at the time required.

The Company has recently commenced rental operations and is leasing the two commercial buildings at Awaysis Casamora for a total of $18,500 monthly. Management anticipates that cash flows at this property will increase as additional units become rental-ready and as real estate sales activity progresses. During the fiscal year, the Company also completed the acquisition of Chial Mountain Limited. Management expects that this property will contribute meaningfully to the Company’s hospitality and booking revenues as development and integration activities advance. However, the timing and magnitude of future cash flows will depend on market conditions, the pace of unit completions, real estate transaction volumes, and demand for hospitality services. Management continues to monitor operating performance and capital requirements in light of the Company’s growth trajectory and prevailing market opportunities.

Management has evaluated the impact of upcoming debt maturities on liquidity and the Company’s going concern assessment. All such obligations relate to notes payable to related parties. Controlling shareholders and affiliated entities have historically provided financial support and have indicated their willingness to continue such support. Accordingly, management concluded that these maturities do not create near-term liquidity pressure and do not give rise to substantial doubt about the Company’s ability to continue as a going concern.

Given the Company’s negative working capital position and declining equity balance, management has implemented several measures intended to mitigate liquidity risk, strengthen the capital structure, and preserve operational continuity. These measures include:

1. Conversion of Accrued Obligations to Equity

Management intends to satisfy accrued compensation owed to officers, directors, and related-party service providers through the issuance of common stock in the second quarter, as recommended by SEC counsel. Such conversions will reduce current liabilities and improve working capital.

2. Reliance on Related-Party Support and Non-Cash Settlements

The Company continues to rely on financial support from controlling shareholders and affiliated entities, including short-term advances, deferral of repayments, non-cash settlements of interest obligations, and extended payment terms. Because these financing arrangements are related-party in nature, they do not represent near-term third-party liquidity risk.

3. Planned Capital Raising and Uplist Strategy

Management is actively pursuing capital-raising initiatives in connection with the SEC’s ongoing review of the Company’s S-1 registration statement, which is intended to support an uplisting to the NYSE American. Management is also preparing for strategic equity raises targeted for the second quarter, subject to the completion of the SEC review, and is engaged in discussions with institutional and accredited investors regarding structured equity and project-based financing opportunities. Additional non-dilutive financing options tied to specific development assets are also under evaluation.

Successful execution of these initiatives is expected to improve liquidity, enhance equity capitalization, and support the Company’s operating and development activities.

Three Months Ended September 30, 2025, as Compared to September 30, 2024

Revenues

We recognized revenue of $95,198 and $44,119 - during the three months ended September 30, 2025, and 2024, respectively. Revenue generated during the three months ended September 30, 2025, consists primarily of consists primarily of monthly booking income of villas, management fee income, rental income and maintenance income. Revenue generated during the three months ended September 30, 2024 consisted of monthly rental income and commissions from short term property rentals The increase in revenue from the three months ended September 30, 2024 to 2025 was a result of increased booking and rental revenues, management fee income related to the completion of two buildings at Casamora and the acquisition of Chial Mountain Limited.

Sales and Marketing Expenses

During the three months ended September 30, 2025 and 2024, we incurred sales and marketing expenses of 32,291 and $61,916, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The majority of the decrease in sales and marketing expenses from the three months ended September 30, 2024 to 2025 is due to the timing of hiring a marketing firm during the three months ended September 30, 2024 to generate interest in our properties and investment opportunities.

General and Administrative Expenses

During the three months ended September 30, 2025 and 2024, we incurred general and administrative expenses of $702,375 and $649,071, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The increase in general and administrative expenses from the three months ended September 30, 2024 to 2025 mostly relates to increased payroll and management expenses, and depreciation expense associated with the acquisition of Chial Mountain Limited.

Operating Results

During the three months ended September 30, 2025, and 2024, we recognized operating losses of $(639,468) and $(666,868), respectively. These losses were primarily driven by operating expenses incurred as we continued to scale our hospitality operations under the Awaysis brand and advanced preparations for a registered offering of our securities.

The decrease in operating loss from the prior year period was primarily attributable to:

●	Increased revenue generated from the addition of rental and management income related to the Chial Mountain properties; and
●	A decrease in marketing expenses, reflecting the timing of engaging a third-party marketing firm in the current period.

We expect operating losses to continue in the near term as we expand our property portfolio, enhance our operational infrastructure, and invest in branding and marketing initiatives to support growth.

Other Income (Expenses)

During the three months ended September 30, 2025 and 2024, we incurred other income and expense of $12,080 and $27,206, respectively, consisting of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

Net Loss

During the three months ended September 30, 2025 and 2024, we recognized net losses of $(651,548) and $(694,074), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees required to sustain our corporate existence , comply with public company reporting obligations and support our continued transition from being a shell company into an operating business.

The decrease in net loss from the three months ended September 30, 2024 to 2025 was principally driven by increased revenue generated from the addition of Chial Mountain Limited and related rental and management income, as well as the operational factors described above. These improvements were partially offset by the ongoing costs associated with scaling our hospitality operations under the Awaysis brand and preparing for future capital-raising activities.

Capital Requirements and Sources of Liquidity

As of September 30, 2025, we had cash of $89,032 and negative working capital of $454,808. The working capital deficit was primarily driven by (i) an increase in receivables related to mortgage receivable activity and inventory construction costs, and (ii) the addition of convertible notes and a line of credit with BOS Investments, Inc.

We believe we have sufficient cash on hand, together with existing funding commitments, to meet our basic operational needs for at least the next 12 months. We expect that the anticipated development costs associated with our initial properties will be funded through a combination of pre-sales, investor subscriptions, advances, or loans from our principal shareholders, rather than through our current cash balances. We will, however, need to raise additional capital to meet our long-term operating and development requirements.

Historically, an affiliate shareholder has advanced funds to support our operations, including costs associated with becoming, and remaining, a fully reporting public company while we work to build long-term shareholder value. This shareholder have indicated an intention to continue providing financial support; however, such intentions do not constitute a binding commitment, and there is no assurance that the shareholders will be able or willing to provide all funding required to meet our objectives.

As of September 30, 2025, this affiliate shareholder has advanced and received a net of approximately $103,640 on our behalf to cover certain Company expenses and has provided $1,100,000 in bridge financing to support our operations.

Between December 20, 2024, and September 30, 2025, the Company borrowed an aggregate of $3,291,851, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-Chief Executive Officer.

We used a portion of the proceeds from these borrowings to fund the acquisition of an additional operating property located in Belize. We expect to use the remaining availability under the line of credit to fund other targeted acquisitions and to further develop the Awaysis Casamora assets as part of our broader growth strategy.

If we are unable to obtain additional advances from our affiliate shareholder, we expect to face significant challenges in raising the funding necessary to execute our business plan. Obtaining debt or equity financing for small, publicly quoted companies, particularly those trading as penny stocks, is inherently difficult. We can provide no assurance that additional financing will be available in the amounts we require or on terms acceptable to us, if at all.

If we are unable to secure adequate additional working capital when needed, we may be required to reduce or delay planned expenditures, extend payment terms with suppliers, liquidate assets where feasible, and/or suspend or curtail planned acquisitions and development activities. Any such actions could materially and adversely affect our ability to implement our business strategy and could have a significant negative impact on our operations and financial condition.

Our plan to satisfy our cash requirements for the next 12 months and beyond, and to further expand our asset base, include generating rental revenues, issuing shares of our capital stock to third parties, and receiving additional advances from our affiliate shareholder. We are currently seeking to raise up to $10 million through the sale of our common stock or other securities offerings. However, there can be no assurance that we will be successful in raising any or all of such capital or in meeting our working capital needs.

Through September 30, 2025, we have raised an aggregate of $14,568,000 in our 325 million private placements offering. We can provide no assurance that we will be able to raise the remaining capital being sought in this offering or in future offerings. Any capital raised through the issuance of equity securities will result in dilution to our existing shareholders. In addition, if we determine to incur indebtedness to finance our operations or growth, such debt may impose debt service obligations, restrictive operating or financial covenants, and other limitations that could constrain our business activities and operational flexibility.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three months ended
	September 30,
	2025	2024
Cash used in operating activities	$(182,789)	$(410,248)
Cash provided by investing activities	-	(101,376)
Cash provided by financing activities	50,912	-
Change in cash	$(131,877)	$(511,624)

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(182,789) and $(411,248) for the three months ended September 30, 2025 and 2024, respectively. Net cash used in operating activities primarily consisted of selling, marketing, and general operating expenses, as well as increased spending on inventory-related costs incurred to prepare properties for sale or rental. The reduction in operating cash outflows year-over-year reflects improved revenue generation and lower marketing expenditures, partially offset by ongoing operational investments as we continue to scale our hospitality and real estate activities.

Cash Flows from Investing Activities

During the three months ended September 30, 2025, and 2024, net cash flows used in investing activities were $0 and $(101,376), respectively.

Cash Flows from Financing Activities

For the three months ended September 30, 2025, and 2024, net cash provided by financing activities was $50,912 and $0, respectively. The increase in financing cash inflows for the 2025 period reflects additional funding received to support our operational and development activities.

We remain dependent on the receipt of capital contributions, debt financing, and other funding sources to support ongoing construction activities and to execute our business plan. We rely on our controlling shareholders to provide continued financial support and access to capital resources. If additional funding is not available to us on reasonable terms, or at all, we may be unable to fully implement our plan of operations, continue development of our properties, or advance our strategic initiatives.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates and judgments may have a material impact on our financial condition, results of operations, and cash flows. Areas requiring significant judgment include, but are not limited to, accounts receivable, inventory valuation, real estate development costs, revenue recognition, impairment assessments, and goodwill.

We base our estimates on historical experience and on assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates, and such differences may be material. The following section describes the accounting policies that we consider critical because they involve significant judgment by management and require complex or subjective evaluations.

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

Revenue Recognition (ASC 606 – Revenue from Contracts with Customers)

We recognize revenue in accordance with ASC 606, which requires identification of the contract, determination of the performance obligations, allocation of the transaction price, and recognition of revenue as performance obligations are satisfied.

Our primary revenue streams include:

● Real Estate Sales: Revenue is recognized at a point in time, when control of the property transfers to the buyer at closing.

● Management Services: Revenue is recognized over time, as resort and property management services are provided under agreements with HOAs or homeowners.

● Short-Term Rentals: For rental revenues earned on managed properties, we evaluate whether we act as principal or agent. Generally, we act as an agent for owners, recognizing management commissions when the service is performed.

● Maintenance Services: Revenue is recognized at a point in time when the maintenance service is completed.

Judgment is required in determining whether the Company is the principal or agent in rental and service transactions, evaluating contract terms, estimating variable consideration, and determining the appropriate timing of revenue recognition.

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

As of September 30, 2025, the Chief Executive Officers and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the late filing of certain reports with the Securities and Exchange Commission. The Company’s management is seeking to remedy this deficiency.

This Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management report in this Form 10-Q.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 filed on November 14, 2025.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In August 2025, the Company issued an aggregate of 61,957 shares of its common stock as consideration for services rendered. Of this, (a) 57,307 shares were issued as consideration for services rendered during the fiscal year ended June 30, 2025 and that were accounted for in such prior period, and (b) 4,650 shares were issued as consideration for services rendered during the quarter ended September 30, 2025 and that were accounted for in such period. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

All other unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended September 30, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment of Certificate of Incorporation (1)

3.3	Certificate of Amendment to Articles of Incorporation (1)

3.4	By-Laws (1)

10.1	Second Amendment to Secured Promissory Note, executed June 30, 2025, between Awaysis Capital, Inc. and BOS Investments Belize, Inc. (2)

10.2	Third Amendment to Secured Promissory Note, executed July 31, 2025, between Awaysis Capital, Inc. and BOS Investments Belize, Inc. (3)

31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the exhibit included in the Company’s Amendment No. 1 to the Annual Report for the fiscal year ended June 30, 2024.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025.

(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: November 19, 2025	/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 19, 2025	/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

