Form 10-Q
period 2025-12-31
Awaysis Capital, Inc.
filed 2026-02-17
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to _________

Commission File Number: 000-21477

AWAYSIS CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0514566
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

As of December 31, 2025, there were 409,330,095 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	December 31, 2025	June 30, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	54,109	220,909
Accounts receivable	3,053	-
Prepaid expenses	53,811	1,750
Inventory - construction in progress	11,190,215	11,333,857
Due from related parties	146,996	70,965
Mortgage receivable	497,165	515,076
Other current assets	64,792	21,058
Total current assets	$12,010,141	$12,163,615

Non-current assets
Fixed assets, net	5,105,890	5,116,264
Operating lease right-of-use asset	142,825	189,401
Other non-current assets	19,500	19,500
Total non-current assets	5,268,215	5,325,165

Total Assets	$17,278,356	$17,488,780

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	456,256	362,688
Other current liabilities	183,987	293,307
Accrued expenses	350,747	233,556
Current portion of lease liability	87,052	90,588
Due to related parties	0	1,855,948
Note payable – related parties	1,500,000	1,500,000
Convertible notes payable – related parties	1,677,408	1,837,278
Line of credit – related parties	3,352,874	3,240,939
Notes payable	2,596,378	2,596,378
Total current liabilities	$10,204,702	$12,010,682

Operating lease liabilities	64,471	107,749
Total non-current liabilities	$64,471	$107,749

Total liabilities	$10,269,173	$12,118,431

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at December 31, 2025 and June 30, 2025, respectively	-	-
Common stock – 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at December 31, 2025 and June 30, 2025 were 409,330,095 and 385,176,744, respectively	4,093,301	3,851,768
Common stock subscribed – $0.01 par value subscribed common shares at December 31, 2025 and June 30, 2025 were 943,000 and 943,000, respectively	9,430	9,430
Additional paid-in capital	20,515,667	17,783,460
Accumulated deficit	(16,666,215)	(15,331,309)
Subscription receivable	(943,000)	(943,000)
Total stockholders’ equity	$7,009,183	$5,370,349

Total Liabilities and Stockholders Equity	$17,278,356	$17,488,780

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024

Revenue	$514,633	$138,526	$609,831	$182,645

Cost of goods sold
Cost of goods sold	375,000	-	375,000	-
Total cost of goods sold	375,000	-	375,000	-

Gross profit	139,633	138,526	234,831	182,645

Operating expenses
Sales and marketing	30,731	60,405	63,022	122,321
General and administrative	779,460	857,759	1,481,836	1,506,831
Total operating expenses	810,191	918,164	1,544,858	1,629,152

Loss from operations	(670,558)	(779,638)	(1,310,027)	(1,446,507)

Other (income) expense
Other Income	(8,602)	-	(17,331)	(4,660)
Other Expense	600	1,189	600	-
Interest expense	20,802	33,008	41,610	66,062
Total other (income) expense	12,800	34,197	24,879	61,402

Net loss before income taxes	(683,358)	(813,835)	(1,334,906)	(1,507,909)
Income taxes

Net loss	$(683,358)	$(813,835)	$(1,334,906)	$(1,507,909)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	385,559,888	383,961,085	385,233,904	368,153,733

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 30, 2025	386,119,744	$3,851,768	$9,430	$(943,000)	$(17,783,460)	$(15,331,309)	$5,370,349
Shares issued for professional services	18,226	182	-	-	5,910	-	6,092
Net loss	-	-	-	-	-	(651,548)	(651,548)
Balance, Sept 30, 2025	386,137,970	$3,851,950	$9,430	$(943,000)	$17,789,370	$(15,982,857)	$4,724,893
Shares issued for professional services	23,274,755	232,747	-	-	2,560,223	-	2,792,971
Restricted shares issued	860,370	8,604	-	-	166,074		174,678
Net loss		-	-	-	-	(683,358)	(683,358)
Balance, December 31,2025	410,273,095	$4,093,301	$9,430	$(943,000)	$20,515,667	$(16,666,215)	$7,009,183
Balance, June 30, 2024	384,901,598	3,839,586	$9,430	$(943,000)	$17,384,873	$(12,606,368)	$7,684,521
Shares issued for professional services	37,456	375	-	-	15,296	-	15,761
Net loss	-	-	-	-	-	(694,074)	(694,074)
Balance, Sept 30, 2024	384,939,054	$3,839,961	$9,430	$(943,000)	$17,400,169	$(13,300,442)	$7,006,116
Shares issued for professional services	296,049	2,960	-	-	184,420	-	187,380
Net loss	-	-	-	-	-	(813,835)	(813,835)
Balance, December 31, 2024	385,235,103	$3,842,921	$9,430	$(943,000)	$17,584,589	$(813,835)	$6,379,663

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six months Ended
	December 31, 2025		December 31, 2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,334,906)	$(1,507,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		$77,705	43,046
Interest expense		41,617	33,000
Stock based compensation		$2,973,740	203,051
Amortization of operating lease right-of-use		$46,576	35,460
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable		$(3,053)	(93,535)
(Increase) decrease in prepaid expenses		$(52,061)	(53,771)
(Increase) decrease in inventory - construction in progress		$21,565	(3,412,798)
(Increase) decrease in other current assets		$(43,734)	(3,676)
(Increase) decrease in escrow deposit - real estate	$		(206,498)
(Increase) decrease in mortgage receivable		$17,911	(499,933)
Increase (decrease) in due to related parties		$(1,931,979)	567,448
Increase (decrease) in accounts payable		$93,568	135,113
Increase (decrease) in hospitality tax payable		$-	190,010
Increase (decrease) in other current liabilities		$(109,320)	-
Increase (decrease) in accrued expenses		$(15,000)	-
Increase (decrease) in operating lease liabilities		$(46,814)	(35,906)
Net cash provided (used) by operating activities		$(264,185)	(4,606,898)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets		$(14,550)	(1,042,125)
Net cash used in investing activities		$(14,550)	(1,042,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in note payable - related parties		$-	4,941,338
Increase (decrease) in convertible notes – related parties		$-	-
Increase (decrease) in line of credit – related parties		$111,935	-
Increase (decrease) in notes payable	$		(3,622)
Net cash provided by financing activities		$111,935	4,937,716

Net (decrease) in cash		$(166,800)	(711,307)
Cash - beginning of year		$220,909	745,991
Cash - end of year		$54,109	34,684

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:

For the six months ended December 31, 2025, the Company accrued for capitalized interest as part of inventory - construction in progress of $90,574 related to two convertible notes and a line of credit, which are all from a related parties. There was no cash paid for interest.

On December 18, 2025, the Company completed construction of a pre-purchased villa. Based on the current appraised value, together with the costs incurred to complete the unit, the estimated total amount exceeds the agreed selling price by approximately $159,870. Management determined that the original valuation was overstated and that this difference represents a pricing and appraisal adjustment rather than an operating expense. Accordingly, no charge will be recognized in Awaysis Capital’s statement of operations. Instead, the amount will be applied as an offset against the Chial purchase agreement convertible note. A new independent appraisal is currently pending.

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

We are a licensed real estate corporation in the State of Florida and operate in compliance with the Florida Real Estate Commission, which regulates entities engaged in real estate. Our business is subject to an extensive range of federal, state, local, and foreign laws and regulations, which vary depending on jurisdiction and property type. These include requirements related to zoning and land use, licensing, permitting, registrations, environmental and safety standards, building and fire codes, sanitation protocols, and staffing and employee-training requirements. Our U.S. corporate office must also comply with the Americans with Disabilities Act and other accessibility laws applicable to public accommodations.

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

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American. On December 18, 2025, the balance was trued-up to $427,407 due to the sale of a villa. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of December 31, 2025. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

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

Awaysis Belize Limited also acquired 100% of the outstanding shares of Chial Mountain Limited.

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

In September 2024, our Board of Directors and holders of a majority of our outstanding voting securities, approved of a reverse split of up to 1-for-20 of our issued and outstanding shares of common stock (the “Reverse Split”) and authorized our Co-CEOs, in their sole discretion, to determine the final ratio and effective date. We have not yet determined the final ratio or the effective date for the Reverse Split, nor will we commence the Reverse Split unless and until we deem it appropriate. On December 31, 2025, the Board and the holders of a majority of the Company’s outstanding voting securities approved an additional extension to effect the Reverse Split or on before March 31, 2026.

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

The Company operates as a single operating segment engaged in hospitality and real-estate development activities based in Belize. All material revenues and assets are attributable to operations in Belize. The Company has no active operations, revenues, or assets located in the United States other than its main corporate offices that is a licensed real estate brokerage corporation. Although the Company generates revenue from multiple sources, including real estate sales, short-term rental operations, property and resort management services, homeowners’ association management, brokerage activities, and related hospitality services, these activities are integrated components of a unified residential-resort development and management platform. The services share similar economic characteristics, including customer base, pricing structures, regulatory environment, operating risks, long-term margin profiles, and asset utilization.

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

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up listing of the Company to the NYSE American. On December 18, 2025, the balance was trued-up to $427,407 due to the sale of a villa. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American.

On October 28, 2025, the Company and Chial Mountain Limited entered into an Amendment to Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, as amended, to extend the contract period to permit a new appraisal of the Chial Reserve Assets and to provide for the negotiation of an adjustment to the purchase price in light of such appraisal, to be set forth in a post-closing agreement to be executed within thirty (30) days following completion of the new appraisal. The Parties further agreed that either party may dispute the results of the new appraisal within fifteen (15) days of receipt, with the original deadline to execute the agreement being subject to automatic extension to the next feasible date, which shall not constitute a default.

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of December 31, 2025. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

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

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person’s immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered a related party transaction when there is a transfer of resources or obligations between related parties. Immediate family members are related parties under ASC 850.

Fixed Assets

Fixed assets are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives. The fixed assets include property, equipment and software for which ownership is maintained by the Company.

When a property is substantially completed and held for rental, it transitions from being considered a development project (inventory - construction in progress) to an operating asset. At this point, the key measurement focuses on capitalizing costs and transitioning into depreciation as required under ASC 970-340-25-18.

Capitalization of Construction Costs Ceases after Substantial Completion

Prior to substantial completion, the costs incurred for the construction and development of the property (such as land acquisition, construction costs, interest, and certain other costs) are capitalized as inventory - construction in progress. Finished Units held for sale are classified as inventory – finished goods; units held for rental are reclassified to fixed assets upon stabilization.

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

As of December 31, 2025, we are a party to an operating right-of use lease agreement which commenced during the fiscal year ended June 30, 2023. See Note 21 below for details of lessee leases.

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

Management concluded that the conversion features do not require bifurcation as derivative instruments because (i) the instruments are indexed solely to the Company’s common stock, (ii) settlement is required to occur through the issuance of a fixed number of shares or shares based on a standard market price formula with no cash settlement alternative, (iii) the Company has sufficient authorized and unissued shares to settle the instruments, and (iv) the notes do not contain down-round protection, reset, or other provisions that could result in variability inconsistent with equity classification. Accordingly, the convertible notes are accounted for as single liability instruments with no separate derivative liability recognized.

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

Other Service Revenue — Real Estate Brokerage and Homeowners’ Association Management, and Homeowner Maintenance Services

In addition to providing vacation rental platform services, the Company provides other services, including real estate brokerage services and homeowners’ association (“HOA”) management services and homeowner (“HOM”) maintenance services. These services are designed to attract and retain homeowners as participants in the Company’s vacation rental platform. As part of this strategy, the Company enters into exclusive rental management agreements with each Homeowners’ Association, if any or the homeowner’s directly of the properties it controls or manages.

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

For real estate inventory - construction in progress that is considered substantially completed and may include the Company’s rental pool, the Company has implemented the Real Estate Accounting Guidance under ASC 970 for real estate development, rental, and sales activities. Details of ASC 970 are included in Fixed Assets above.

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

The carrying amounts of financial instruments including cash, accounts payable and notes payable approximated fair value as of December 31, 2025, and 2024 due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements

As of December 31, 2025, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements, except for following:

The Company adopted ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024, on a full retrospective method. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred recurring losses from operations and has experienced negative operating cash flows since inception. For the six months ended December 31, 2025, the Company reported a net loss of approximately $1.3 million and negative operating cash flows of approximately $0.3 million. As of December 31, 2025, the Company had cash of $54,109 and a working capital surplus of approximately $1.8 million.

Management’s plans to alleviate these conditions include continued financial support from related parties, utilization of its existing line of credit facilities, additional equity financings, potential asset sales, and the planned uplisting and capital raise on a national securities exchange. These are discussed in Results of Operations. Accordingly, management concluded that these maturities do not create near-term liquidity pressure and do not give rise to substantial doubt about the Company’s ability to continue as a going concern.

However, there can be no assurance that such financing will be available on acceptable terms, or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. CASH

As of December 31, 2025, our cash balance was $54,109 and as of June 30, 2025, our cash balance was $220,909.

5. INVENTORY - CONSTRUCTION IN PROGRESS

As of December 31, 2025, our balance of inventory - construction in progress of real estate under construction was $11,190,215 and as of June 30, 2025, the balance was $11,333,857.

6. INVENTORY - FINISHED GOODS

As of December 31, 2025, there was no inventory in finished goods.

7. DUE FROM RELATED PARTIES

As of December 31, 2025, and June 30, 2025, the balance of due from related parties was $146,996 and $70,965, respectively and related to affiliate companies and other related party members which both pay costs on behalf of the Company and collect monies for rental properties.

8. MORTGAGE NOTES RECEIVABLE

As of December 31, 2025, and June 30, 2025, the balance of Mortgage Notes Receivable was $497,165 and 515,076, respectively. The company currently holds three Mortgage Receivable Notes issued in connection with developer-financed Villas at Chial Mountain Reserve. The Notes are recorded at amortized cost, with interest income recognized using the effective rate method. These notes are due on demand and as such are classified as current assets.

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

9. OTHER CURRENT ASSETS

Other current assets consist of balances due from Chial owners, agent rental bookings, and customizations related to the sale of Villa 10. The balance of other current assets as of December 31, 2025, and June 30, 2025, was $167,941 and $19,500, respectively. As of December 31, 2025, the balance consisted of due from Chial owners of $17,833, agent rental bookings of $7,408, and Villa 10 customizations of $39,551. As of June 30,2025, the balance consisted of due from Chial owners of $15,814, and agent rental bookings of $5,243.73.

10. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at December 31, 2025 and at June 30, 2025 is as follows:

	Useful Lives	December 31, 2025	June 30, 2025
Property placed into service	40 years	4,515,905	4,515,905
Site developments	40 years	461,339	408,558
Building improvements	15 years	256,105	256,105
Vehicles	5 years	52,675	38,125
Computer and equipment	5 years	21,517	21,517
Furniture and fixtures	7 years	16,067	16,067
Software	3 years	6,536	6,536
Less depreciation and amortization		(224,253)	(146,549)
Total fixed assets, net		$5,105,890	$5,116,264

The Company recorded depreciation and amortization expense of $77,705 for the six months ended December 31, 2025, and $113,663 for the year ended June 30, 2025, respectively.

11. INCOME TAXES – DEFERRED TAX ASSET

Income Tax

For the six months ended December 31, 2025, and the fiscal year ended June 30, 2025, the Company recorded no current or deferred income tax expense.

As of December 31, 2025, the Company had net operating loss (“NOL”) carryforwards of approximately $14,368,692, which are available to offset future taxable income, subject to applicable limitations under the Internal Revenue Code, including the change of ownership limitations of IRC Section 382. The related gross deferred tax asset is approximately $3,017,425, calculated using a U.S. federal tax rate of 21%.

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

Accordingly, the Company recorded a full valuation allowance against its deferred tax assets, resulting in no net deferred tax asset recognized in the consolidated financial statements as of December 31, 2025.

The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance in future periods if evidence becomes available that indicates it is more likely than not that some portion of the deferred tax assets will be realized.

Valuation Allowance Roll forward

Component	December 31, 2025
Net operating loss carryforwards (NOLs)	$14,368,692

Gross deferred tax asset @ 21%	$3,017,425
Less: Valuation allowance	$(3,017,425)
Net deferred tax asset recognized	$0

12. OTHER NON- CURRENT ASSETS

Other non-current assets consist of escrow deposit – real estate and security deposit. The balance of other non-current assets as of December 31, 2025, and June 30, 2025 was $19,500 and $19,500, respectively. As of December 31, 2025 and June 30, 2025, the balance consisted of security deposit of $14,500, and an escrow deposit- real estate of $5,000.

13. ACCOUNTS PAYABLE

As of December 31, 2025 and June 30, 2025, the balance of accounts payable was $456,256 and $362,688, respectively, and related primarily to expenses for professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

14. OTHER CURRENT LIABILITIES

Other current liabilities consist of business and hospitality tax payables, security deposit liabilities, payroll liabilities, and Chial Reserve escrow deposit payables. and Chial Reserve homeowners’ maintenance fees. The balance of other current liabilities as of December 31, 2025, and June 30, 2025 was $183,987 and $293,307, respectively.

As of December 31, 2025, the balance consisted of payroll for non-related parties of $151,910, security deposit liabilities of $16,000, due to non-related parties of $10,819, hospitality tax of $3,238, and payroll liabilities of $2,019.

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

15. ACCRUED EXPENSES

As of December 31, 2025, and June 30, 2025, the balance of accrued expense was $350,747 and $233,556, respectively, and related to accrued interest and audit fees.

16. DUE TO RELATED PARTIES

As of December 31, 2025 and June 30, 2025, the balance due to related parties was $0 and $1,855,948, respectively, and related to both costs paid on behalf of the Company and funding to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company and other related party members. The balance due to related parties as of December 31, 2025, includes all salary and payroll accrual for the Company’s development and administration teams. On December 29, 2025, the company executed a compensation stock exchange for the officers of the Company to convert their unpaid salaries to equity compensation, The company converted salaries totaling $2,660,115 into an aggregate of 22,167,628 shares of common stock at a market price per share of $0.12. Certain officers assigned their rights to receive shares issued upon conversion of accrued compensation to immediate family members under ASC 850. These assignments did not modify the amount of compensation recognized or the terms of conversion. The Board of Directors approved the conversion and the related issuances on June 30, 2024.

See details on related party transactions in the following notes below:

Note 17 – Notes Payable – related parties,

Note 18 – Convertible notes payable – related parties,

Note 19 – Line of Credit Payable – related parties

17. NOTE PAYABLE – RELATED PARTIES

As of December 31, 2025, and June 30, 2025, the balance of notes payable – related parties was $1,500,000 and $1,500,000. On December 20, 2024, the Company executed a due on demand note payable to Michael Singh for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount of $1,500.000. The balance of this note as of December 31, 2025, is $1,500,000 and bears no interest. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American.

18. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

As of December 31, 2025, and June 30, 2025, the balance of convertible notes payable – related parties was $1,698,352, and $1,837,278, respectively.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. On September 16, 2025, the maturity date of this note was extended to November 30, 2025. Effective February 3, 2026, the maturity date of this note was extended to February 28, 2026.

Holder	Principal	Current Balance	Rate	Maturity Date	Conversion Price	Security
Harthorne Capital	1,100,000	1,100,000	12%	2/28/2026	0.30	N/A

On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent periods, and currently adjusted to $587,278 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. On December 18, 2025, the balance was trued-up to $427,407 due to the sale of a villa. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of December 31, 2025. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

Holder	Principal	Current Balance	Rate	Maturity Date	Conversion Price	Security
Michael Singh	1,600,000	427,407	3.5%	2/28/2026	closing price of previous trading day	N/A

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and all fees, costs and expenses then due under the note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, the maturity date of the note was extended to November 30, 2025. Effective February 3, 2026, the maturity date of the note was extended to February 28, 2026.

Holder	Principal	Current Balance	Rate	Maturity Date	Conversion Price	Security
Andrew Trumbach	150,000	150,000	12%	2/28/2026	0.16	N/A

19. LINE OF CREDIT PAYABLE – RELATED PARTIES

Between December 20, 2024, and December 31, 2025, the Company borrowed an aggregate of $3,352,874, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed Line of Credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets. The Line of Credit has an outstanding principal balance of $3,352,874 at December 31, 2025, and bears interest at 3.5 percent per annum.

On April 22, 2025, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due on June 1, 2025.

On August 31, 2025, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due November 30, 2025.

Effective February 3, 2026, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due February 28, 2026.

The note is secured by a priority lien on substantially all of the assets of Awaysis Belize Limited and contains customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the note. The parties are finalizing definitive agreements; interim promissory notes govern advances.

20. NOTES PAYABLE

The Company has notes payable as of December 31, 2025, and June 30, 2025 in the amount of approximately $2,596,378 and $2,596,378, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was for $280,000. This second note was subsequently fully paid on August 8, 2022.

Holder	Principal	Current Balance	Rate	Maturity Date
Curah Corporation	2,600,000	2,596,378	0.0%	on demand

21. OPERATING LEASES - LESSEE

The Company leases office space under a non-cancellable operating lease with a term of five years. The lease provides the Company with the right to use the underlying office facility in exchange for fixed lease payments over the lease term. The lease is accounted for in accordance with ASC 842, Leases, and the related right-of-use (“ROU”) asset and operating lease liability are recognized on the consolidated balance sheets at the present value of future lease payments.

On October 1, 2025, there was a lease modification to the lease payment based on a change in tax law from the Florida Department of Revenue regarding the taxation of commercial leases. The State of Florida removed all sales tax charged on Commercial rents. The impact of this change decreased the Company’s monthly payment by approximately $200, resulting in approximately $7,580 decrease in the total operating lease liability over the remaining term of the lease.

As of December 31, 2025, the Company did not have any additional operating leases that had been executed but were not yet commenced. No other significant new lease obligations, modifications, or renewals were entered into during the reporting period.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

December 31, 2025

Remaining six months ending June 30, 2026	$43,269
2027	87,822
Thereafter	29,642
Total operating lease payments	160,715
Present value adjustment	(9,192)
Total operating lease liabilities	$151,523

As of December 31, 2025, the total operating lease liability amount of $151,523 consists of current and long-term portion of operating lease liabilities of $87,052 and $64,471 respectively.

Operating lease costs were $43,845 and $87,850.64 for the six months ended December 31, 2025 and the year ended June 30, 2025, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of December 31, 2025:

December 31, 2025

Weighted-average remaining lease term, years	1.8
Weighted-average discount rate, %	7.0%

22. COMMITMENTS & CONTINGENCIES

Legal Proceedings

The Company was not subject to any legal proceedings during the six months ended December 31, 2025. To the best of management’s knowledge, no legal proceedings are pending or threatened against the Company that would have a material adverse effect on its financial position, results of operations, or cash flows.

We will continue to monitor any legal or regulatory matters that arise and will update this disclosure in future filings as required.

Purchase Commitments

We were not party to any purchase commitments during the six months ended December 31, 2025.

Management is not aware of any non-cancelable purchase obligations or long-term supply agreements that would require disclosure under ASC 440 or Regulation S-K.

23. STOCKHOLDERS’ EQUITY

Preferred Stock

As of December 31, 2025, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the six months ended December 31, 2025 or the year ended June 30, 2025.

Common Stock

As of December 31, 2025, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 409,330,095 shares of common stock were issued and outstanding and 943,000 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the three and six months ended December 31, 2025, the Company issued 24,135,125 common shares in the amount of $2,967,649 and 24,153,351 common shares in the amount of $2,973,740, respectively. During the six month ended December 31, 2025, the Company issued 22,167,628 common shares for equity compensation of officer salaries in the amount of $2,660,115, issued 1,125,353 common shares for payment of professional services in the amount of $138,947, and issued 860,370 restricted stock shares in the amount of $174,678.

On June 26, 2024, the Board passed a resolution to allow the officers of the Company and certain other parties to convert their unpaid salaries or other compensation to equity compensation, The company converted salaries and other compensation totaling $2,799,062 into an aggregate of 23,292,981 shares of common stock. This stock based compensation is included in the General and Administrative expenses in the Consolidated Statements of Operations.

As of December 31, 2025, the Company entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000, and has a subscription receivable in the Consolidated Balance Sheet

During the fiscal year ended June 30, 2025, the Company issued 1,218,146 common shares in the amount of $410,769, From this amount, the Company issued 467,333 shares for payment of professional services in the amount of $248,518 and issued 750,813 restricted stock shares in the amount of $162,251.

Stock-based compensation of $248,518 was issued for services during the fiscal year ended June 30, 2025, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding as of December 31, 2025, or for the year ended June 30, 2025:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. On September 16. 2025 this note has been extended to November 30, 2025. Effective February 3, 2026 this note has been extended to February 28, 2026.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent period, and currently adjusted to $587,278 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American. On December 18, 2025, the balance was adjusted to $448,352 due to the sale of a villa. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the up-listing of the Company to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of December 31, 2025. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

●	On May 21, 2025, the Company entered into a Convertible Promissory Note payable to Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, this note has been renewed to November 30, 2025. Effective February 3, 2026, the maturity date was amended to February 28, 2026.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of December 31, 2025, and June 30, 2025.

In periods where the Company reports a net loss, all potentially dilutive securities – including stock options and convertible notes – are anti-dilutive and therefore excluded from the calculation of diluted loss per share.

Warrants

No warrants were issued or outstanding during the six months ended December 31, 2025, or the year ended June 30, 2025.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,775,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the six months ended December 31, 2025 or for the year ended June 30, 2025.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of December 31, 2025. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

24. SUBSEQUENT EVENTS

We evaluated subsequent events occurring after December 31, 2025, through the date these unaudited consolidated financial statements were issued, as required by ASC 855, Subsequent Events. Based on this review, management identified the following subsequent events that require disclosure:

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of December 31, 2025. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

Amendment to Maturity Date of Related Party Promissory Notes

Effective February 3, 2026, the Company amended the maturity date of the following promissory notes to the earlier of February 28, 2026, or the up listing of the Company to the NYSE American:

1.	$1,500,000 Secured Promissory Note, dated December 21, 2024, as amended, between the Company and Mr. Singh, which bears no interest; and
2.	$1,600,000 Senior Convertible Promissory Note, dated December 20, 2024, as amended, between the Company and Michael Singh, bearing interest at 3.5% per annum; and

Effective February 3, 2026 the Company and BOS amended the $3,000,000 Secured Promissory Note, dated December 1, 2024, as amended, bearing interest at 3.5% per annum to extend the maturity date to February 28, 2026.

Effective February 3, 2026, the Company amended the maturity date of the $150,000 Convertible Promissory Note dated May 21, 2025 with Andrew Trumbach, bearing interest at 12% per annum to February 28, 2026.

Effective February 3, 2026, the Company amended the maturity date of the $1,100,000 Convertible Promissory Note dated June 26, 2024 with Harthorne Capital bearing interest at 0% per annum to February 28, 2026.

Construction Loan Approval

On December 23, 2025, the company was pre-approved for a $2,000,000 USD construction loan with a primary bank in Belize to finalize the construction of the Awaysis Casamora properties within the next 12 months. The company is completing the due diligence process and is awaiting final approval from the bank. This loan will allow the company to complete the construction of the available units, which will have the potential to provide increased hospitality revenues as well as generate profits and cash flow from the sale of the completed units.

Other than the matters described above and in the other notes to these consolidated financial statements, the Company has determined that there were no additional subsequent events requiring recognition or disclosure in the accompanying consolidated financial statements.

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

We are not currently aware of any jurisdictional restrictions that would prohibit the offer, marketing, or rental of these properties in the jurisdictions we are targeting. While our existing properties are located in Belize, the offer and sale of these properties—and the related rental and management arrangements— may occur in both Belize and the United States, provided that all such activities are conducted in compliance with the applicable real estate, consumer protection, securities, and hospitality regulations in each relevant jurisdiction.

We expect to expand our inventory of units and our marketing footprint over time, and we will continue to monitor and comply with the legal and regulatory requirements governing the offer, sale, and rental of real estate assets in all jurisdictions in which we operate or intend to operate.

We are a licensed real estate corporation in the State of Florida and maintain compliance with the Florida Real Estate Commission, the entity that regulates companies providing real estate services such as rentals, management, and sales. Additionally, our business is subject to federal, state, local and foreign laws, rules, and regulations that may vary depending on the geographical location and classification of our individual properties. Hospitality operations are subject to laws and regulations relating to accessibility, and to laws, regulations and standards in other areas such as zoning and land use, licensing, permitting and registrations, safety, environmental and other property condition matters, staffing and employee training, and cleanliness/sanitation protocols.

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

As of December 31, 2025, our revenues consist primarily of:

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

As discussed in Liquidity and Going Concern Note, Certain officers elected to defer receipt of cash compensation. Such amounts were accrued as liabilities and, upon approval by the Board of Directors, were subsequently settled through the issuance of shares of the Company’s common stock. These non-cash settlements reduced accrued compensation liabilities and increased stockholders’ equity.

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

The Company commenced material operating activities during the fiscal year ended June 30, 2022, following the November 2021 change in control and the February 2022 launch of its business strategy to acquire, develop, and manage residential vacation home communities in desirable travel destinations. This strategy continued throughout the fiscal year ended June 30, 2025, and the six months ended December 31, 2025, during which the Company incurred increased operating expenses consistent with the expansion of development activities, property improvements, and hospitality operations.

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

Management has evaluated the impact of upcoming debt maturities on liquidity and the Company’s going concern assessment. All such obligations relate to notes payable to related parties. These obligations relate exclusively to related-party notes, which are not expected to impose liquidity pressure because the lenders (controlling shareholders and affiliated entities) have historically provided ongoing financial support and have indicated their willingness to continue doing so. Accordingly, management concluded that these maturities do not create near-term liquidity pressure and do not give rise to substantial doubt about the Company’s ability to continue as a going concern.

Given the Company’s negative working capital position and declining equity balance, management has implemented several measures intended to mitigate liquidity risk, strengthen the capital structure, and preserve operational continuity. These measures include:

1. Conversion of Accrued Obligations to Equity

Management intends to satisfy accrued compensation owed to officers, directors, and related-party service providers through the issuance of common stock in the second quarter, as recommended by SEC counsel. Such equity compensation transactions will reduce current liabilities and improve working capital.

2. Reliance on Related-Party Support and Non-Cash Settlements

The Company continues to rely on financial support from controlling shareholders and affiliated entities, including short-term advances, deferral of repayments, non-cash settlements of interest obligations, and extended payment terms. Because these financing arrangements are related-party in nature, they do not represent near-term third-party liquidity risk. The company depends substantially on related–party financing, which may not be available on commercially reasonable terms.

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

4. Growth Hospitality Revenue and Increase in Cash Flows

The Company’s hospitality operations continue to demonstrate positive performance trends, with year-over-year increases in occupancy and average daily rates. Based on current contracts and booking trajectories as we bring online more Villas at both properties, management projects hospitality revenues to reach approximately US$1.0 million over the next 12 months.

The company has also been pre-approved for a $2m USD construction loan with a primary bank in Belize to finalize the construction of Awaysis Chial within the next 12 months. This will allow the company to increase its hospitality revenues as well as generate profits and cash flow from the sale of the completed units.

5. Sale of Condominiums and Villas

The Company has signed a contract at Chial Reserve that is expected to close in the short term and is actively negotiating the sale of the completed commercial building at Awaysis Casamora. The company is also in the process of taking to market the condominiums units at Awaysis Casamora which are about 70 % completed.

Successful execution of these initiatives is expected to improve liquidity, enhance equity capitalization, and support the Company’s operating and development activities.

Revenue for the six months ended December 31, 2025 increased to approximately $610,000 compared to approximately $183,000 for the prior-year period, primarily driven by increased operating activity at the Company’s Chial resort property and the stabilize monthly rent at Awaysis Casamora. The increase reflects higher occupancy levels, improved average daily rental rates, and a greater number of rentable villas available for short-term stays as the Chial Reserve property continued to stabilize and transition from development to active operations.

The Belize tourism market experienced continued strength during the period, supported by increased international arrivals, particularly from the United States, and sustained demand for boutique eco-resort and extended-stay accommodations. Management also expanded ancillary revenue streams, including real estate brokerage commissions, homeowners’ association management fees, and maintenance services, which were not significant in the prior-year period.

As a result of these factors, management believes the revenue growth reflects operational scaling and improved market penetration rather than one-time or non-recurring activity.

Three Months Ended December 31, 2025, as Compared to December 31, 2024

Revenues

We recognized revenue of $514,633 and $138,526, during the three months ended December 31, 2025, and 2024, respectively. Revenue generated during the three months ended December 31, 2025, consists primarily of the sale of a villa for $375,000, the remaining revenue of $139,633 relates to monthly booking income of villas, management fee income, rental income and maintenance income. Revenue generated during the three months ended December 31, 2024 consisted of rental income, commission income, monthly booking income of villas, management fee income, and maintenance income. The increase in revenue from the three months ended December 31, 2024 to 2025 was primarily due to the sale of a Villa 10 in the Chial Mountain Properties.

Cost of Goods Sold

During the three months ended December 31, 2025 and 2024, we incurred cost of goods sold of $375,000 and $-, respectively, consisting of the sale of Villa 10 in the Chial Mountain Properties. There was no profit or loss on this Villa as it was acquired at FMV on the purchase.

Sales and Marketing Expenses

During the three months ended December 31, 2025 and 2024, we incurred sales and marketing expenses of $30,731 and $60,405, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The majority of the decrease in sales and marketing expenses from the three months ended December 31, 2024 to 2025 is due to a decrease in real estate sales commission expense offset by an increase in Marketing services and merchant fees.

General and Administrative Expenses

During the three months ended December 31, 2025 and 2024, we incurred general and administrative expenses of $779,460 and $857,759, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The decrease in general and administrative expenses from the three months ended December 31, 2024 to 2025 mostly relates to a decrease in professional services due to the timing of the payment for services, and decrease in directors compensation offset by increases in legal fees associated with uplisting to the NYSE American. payroll and management expenses, and depreciation expense associated with the acquisition of Chial Mountain Limited.

Operating Results

During the three months ended December 31, 2025, and 2024, we recognized operating losses of $(670,558) and $(779,638), respectively. These losses were primarily driven by operating expenses incurred as we continued to scale our hospitality operations under the Awaysis brand and advanced preparations for a registered offering of our securities.

The decrease in operating loss from the prior year period was primarily attributable to:

1.	Increased revenue generated from villa sales, the addition of rental and management income related to the Chial Mountain properties; and
2.	A decrease in real estate commission expense, timing of professional fee payouts, and increased legal fees associated with the uplisting to the NYSE American.

We expect operating losses to continue in the near term as we expand our property portfolio, enhance our operational infrastructure, and invest in branding and marketing initiatives to support growth.

Other Income (Expenses)

During the three months ended December 31, 2025, and 2024, we incurred other income and expense of $12,800 and $34,197, respectively, consisting of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

Net Loss

During the three months ended December 31, 2025 and 2024, we recognized net losses of $(683,358) and $(813,835), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees required to sustain our corporate existence, comply with public company reporting obligations and support our continued transition from being a shell company into an operating business.

The decrease in net loss from the three months ended December 31, 2024 to 2025 was principally driven by increased revenue generated from the addition of Chial Mountain Limited and related rental and management income, as well as the operational factors described above. These improvements were partially offset by the ongoing costs associated with scaling our hospitality operations under the Awaysis brand and preparing for future capital-raising activities.

Six Months Ended December 31, 2025, as Compared to December 31, 2024

Revenues

We recognized revenue of $609,831 and $182,645, during the six months ended December 31, 2025, and 2024, respectively. Revenue generated during the six months ended December 31, 2025, consists primarily the sale of a villa in the Chial Mountain properties, monthly booking income of villas, management fee income, rental income and maintenance income. Revenue generated during the six months ended December 31, 2024 primarily consisted of the sale of a villa in Chial Mountain properties of $375,000. The remaining revenue of $234,831 was generated from rental income, commission income, monthly booking income of villas, management fee income, and maintenance income. The increase in revenue from the six months ended December 31, 2024 to 2025 was a result of the sale of a Villa 10 in Chial Mountain properties and increased booking and rental revenues, management fee income related to the completion of two buildings at Casamora and the acquisition of Chial Mountain Limited.

Cost of Goods Sold

During the six months ended December 31, 2025 and 2024, we incurred cost of goods sold of $375,000 and $-, respectively, consisting of the sale of Villa 10 in the Chial Mountain Properties. There was no profit or loss on this Villa as it was acquired at FMV on the purchase.

Sales and Marketing Expenses

During the six months ended December 31, 2025 and 2024, we incurred sales and marketing expenses of $63,022 and $122,321, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The majority of the decrease in sales and marketing expenses from the six months ended December 31, 2024 to 2025 is due to the timing of hiring a marketing firm during the six months ended December 31, 2024 to generate interest in our properties and investment opportunities and also a decrease in real estate commission expenses.

General and Administrative Expenses

During the six months ended December 31, 2025 and 2024, we incurred general and administrative expenses of $1,481,836 and $1,506,831, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The decrease in general and administrative expenses from the six months ended December 31, 2024 to 2025 mostly relates to a decrease in professional fees due to the timing of the payment for services, and decrease in directors compensation offset by increases in legal fees associated with uplisting to the NYSE American. payroll and management expenses, and depreciation expense associated with the acquisition of Chial Mountain Limited.

Operating Results

During the six months ended December 31, 2025, and 2024, we recognized operating losses of $(1,310,027) and $(1,446,507), respectively. These losses were primarily driven by operating expenses incurred as we continued to scale our hospitality operations under the Awaysis brand and advanced preparations for a registered offering of our securities.

The decrease in operating loss from the prior year period was primarily attributable to:

1.	Increased revenue generated from the sale of villas and the addition of rental and management income related to the Chial Mountain properties;
2.	A decrease in marketing expenses, reflecting the timing of engaging a third-party marketing firm in the current period.
3.	A decrease in real estate commission expense, timing of professional fee payouts, and increased legal fees associated with the uplisting to the NYSE American.

We expect operating losses to continue in the near term as we expand our property portfolio, enhance our operational infrastructure, and invest in branding and marketing initiatives to support growth.

Other Income (Expenses)

During the six months ended December 31, 2025 and 2024, we incurred other income and expense of $24,879 and $61,402 respectively, consisting of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

Net Loss

During the six months ended December 31, 2025 and 2024, we recognized net losses of $(1,334,906) and $(1,507,909), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees required to sustain our corporate existence , comply with public company reporting obligations and support our continued transition from being a shell company into an operating business.

The decrease in net loss from the six months ended December 31, 2024 to 2025 was principally driven by increased revenue generated from the addition of Chial Mountain Limited and related rental and management income, as well as the operational factors described above. These improvements were partially offset by the ongoing costs associated with scaling our hospitality operations under the Awaysis brand and preparing for future capital-raising activities.

Capital Requirements and Sources of Liquidity

As of December 31, 2025, we had cash of $54,109 and positive working capital of $1,805,439. The working capital surplus was primarily driven by the decrease in liabilities associated to the execution of the equity compensation for officers and specific parties.

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

Historically, an affiliate shareholder has advanced funds to support our operations, including costs associated with becoming, and remaining, a fully reporting public company while we work to build long-term shareholder value. This shareholder has indicated an intention to continue providing financial support; however, such intentions do not constitute a binding commitment, and there is no assurance that the shareholders will be able or willing to provide all funding required to meet our objectives.

As of December 31, 2025, this affiliate shareholder has advanced and received a net of approximately $79,295 on our behalf to cover certain Company expenses and has provided $1,100,000 in bridge financing to support our operations. The balance is currently owed to the company due to timing of transfers between the companies.

Between December 20, 2024, and December 31, 2025, the Company borrowed an aggregate of $3,352,874, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-Chief Executive Officer.

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

Through December 31, 2025, we have raised an aggregate of $14,568,000 in our $25 million private placements offering. We can provide no assurance that we will be able to raise the remaining capital being sought in this offering or in future offerings. Any capital raised through the issuance of equity securities will result in dilution to our existing shareholders. In addition, if we determine to incur indebtedness to finance our operations or growth, such debt may impose debt service obligations, restrictive operating or financial covenants, and other limitations that could constrain our business activities and operational flexibility.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Six months ended
	December 31,
	2025	2024
Cash used in operating activities	$(264,185)	$(4,606,898)
Cash provided by investing activities	(14,550)	(1,042,125)
Cash provided by financing activities	111,935	4,937,716
Change in cash	$(166,800)	$(711,307)

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(264,185) and $(4,606,898) for the six months ended December 31, 2025 and 2024, respectively. Net cash used in operating activities primarily consisted of selling, marketing, and general operating expenses, as well as increased spending on construction in progress-related costs incurred to prepare properties for sale or rental. The reduction in operating cash outflows year-over-year reflects improved revenue generation and lower marketing expenditures, partially offset by ongoing operational investments as we continue to scale our hospitality and real estate activities.

Cash Flows from Investing Activities

During the six months ended December 31, 2025, and 2024, net cash flows used in investing activities were $(14,550) and $(1,42,125), respectively. Net cash used in investing activities primarily consist of the purchase of assets and properties. The decrease in investing cash flow reflects the sign of growth for the company.

Cash Flows from Financing Activities

For the six months ended December 31, 2025, and 2024, net cash provided by financing activities was $111,935 and $4,937,716, respectively. The increase in financing cash inflows reflects additional funding received to support our operational and development activities.

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

As of December 31, 2025, the Chief Executive Officers and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the late filing of certain reports with the Securities and Exchange Commission. The Company’s management is seeking to remedy this deficiency.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, filed on November 14, 2025.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

In August 2025, the Company issued an aggregate of 61,957 shares of its common stock as consideration for services rendered. Of this, (a) 57,307 shares were issued as consideration for services rendered during the fiscal year ended June 30, 2025 and that were accounted for in such prior period, and (b) 4,650 shares were issued as consideration for services rendered during the quarter ended September 30, 2025 and that were accounted for in such period. In addition, the Company agreed to issue 13,576 shares of its common stock as payment for professional services, which have not been issued as of the date of this Quarterly Report on Form 10-Q. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

In November 2025, the Company issued an aggregate of 860,370 shares of its common stock to investors in private placement transactions. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

In December 2025, the Company issued an aggregate of 23,274,755 shares of its common stock as equity compensation for unpaid salaries from its officers of the Company and certain other parties for services rendered. The securities were issued in private transactions in reliance upon an exemption from registration pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving any public offering.

All other unregistered issuances of equity securities during the period covered by this quarterly report have been previously disclosed on our Current Reports on Form 8-K.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the six months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to Articles of Incorporation (1)
3.4	By-Laws (1)
10.1	Second Amendment to Agreement of Purchase and Sale and First Secured Promissory Note and Second Convertible Promissory Note, executed October 28, 2025. (2)
10.2	Fourth Amendment to Secured Promissory Note, executed October 28, 2025, between Awaysis Capital, Inc. and BOS Investments Belize, Inc. (2)
31.1	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

(1)	Incorporated by reference from the exhibit included in the Company’s Amendment No. 1 to the Annual Report for the fiscal year ended June 30, 2024.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2025.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: February 17, 2026	/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: February 17, 2026	/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

