Form 10-Q
period 2026-03-31
Awaysis Capital, Inc.
filed 2026-05-15
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 14, 2026, there were 409,386,192 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	March 31, 2026 (Unaudited)	June 30, 2025 (Audited)
ASSETS
Current assets
Cash	1,134,260	220,909
Accounts receivable	4,309	-
Prepaid expenses	2,390	1,750
Inventory - construction in progress	10,857,743	11,333,857
Due from related parties	97,322	70,965
Mortgage receivable	840,832	515,076
Other current assets	59,521	21,058
Total current assets	$12,996,377	$12,163,615

Non-current assets
Fixed assets, net	5,077,319	5,116,264
Operating lease right-of-use asset	123,282	189,401
Other non-current assets	19,500	19,500
Total non-current assets	5,220,101	5,325,165

Total Assets	$18,216,478	$17,488,780

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	480,504	362,688
Other current liabilities	209,165	293,307
Accrued expenses	258,295	233,556
Current portion of lease liability	87,437	90,588
Due to related parties	750,205	1,855,948
Note payable - related parties	1,570,000	1,500,000
Convertible notes payable - related parties	1,545,459	1,837,278
Line of credit - related parties	3,353,047	3,240,939
Notes payable - current	2,625,638	2,596,378
Total current liabilities	$10,879,750	$12,010,682

Non-current liabilities
Operating lease liabilities	44,791	107,749
Note payable - non-current	848,170	-
Total non-current liabilities	$892,961	$107,749

Total liabilities	$11,772,711	$12,118,431

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at March 31, 2026 and June 30, 2025, respectively	-	-
Common stock - 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at March 31, 2026 and June 30, 2025 were 409,330,095 and 385,176,744, respectively	4,093,301	3,851,768
Common stock subscribed - $0.01 par value subscribed common shares at March 31, 2026 and June 30, 2025 were 982,230 and 943,000, respectively	392	9,430
Additional paid-in capital	19,588,884	17,783,460
Accumulated deficit	(17,238,810)	(15,331,309)
Subscription receivable	-	(943,000)
Total stockholders’ equity	$6,443,767	$5,370,349

Total Liabilities and Stockholders Equity	$18,216,478	$17,488,780

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025

Revenue	$563,431	$92,808	$1,173,262	$275,453

Cost of goods sold
Cost of goods sold	358,386	-	733,386	-
Total cost of goods sold	358,386	-	733,386	-

Gross profit	205,045	92,808	439,876	275,453

Operating expenses
Sales and marketing	28,276	26,340	91,298	148,661
General and administrative	738,619	614,179	2,220,455	2,121,010
Total operating expenses	766,895	640,519	2,311,753	2,269,671

Loss from operations	(561,850)	(547,711)	(1,871,877)	(1,994,218)

Other (income) expense
Other Income	(10,494)	-	(27,825)	(4,660)
Other Expense	-	-	600	-
Interest expense	21,239	26,254	62,849	92,316
Total other (income) expense	10,745	26,254	35,624	87,656

Net loss before income taxes	(572,595)	(573,965)	(1,907,501)	(2,081,874)
Income taxes

Net loss	$(572,595)	$(573,965)	$(1,907,501)	$(2,081,874)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	409,066,519	384,104,200	393,062,135	373,393,204

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity

Balance, June 30, 2025	386,119,744	$3,851,768	$9,430	$(943,000)	$(17,783,460)	$(15,331,309)	$5,370,349
Shares issued for professional services	18,226	182	-	-	5,910	-	6,092
Net loss	-	-	-	-	-	(651,548)	(651,548)
Balance, Sept 30, 2025	386,137,970	$3,851,950	$9,430	$(943,000)	$17,789,370	$(15,982,857)	$4,724,893
Shares issued for professional services	23,274,755	232,747	-	-	2,560,223	-	2,792,971
Restricted shares issued	860,370	8,604	-	-	166,074	-	174,678
Net loss	-	-	-	-	-	(683,358)	(683,358)
Balance, December 31,2025	410,273,095	$4,093,301	$9,430	$(943,000)	$20,515,667	$(16,666,215)	$7,009,183
Shares subscribed	39,230	-	392	-	6787	-	7179
Cancellation of stock subscription	-	-	(9,430)	943,000	(933,570)	-	-
Net loss	-	-	-	-		(572,595)	(572,595)
Balance, March 31, 2026	410,312,325	$4,093,301	$392	$-	$19,588,884	$(17,238,809)	$6,443,767

Balance, June 30, 2024	384,901,598	3,839,586	$9,430	$(943,000)	$17,384,873	$(12,606,368)	$7,684,521
Shares issued for professional services	37,456	375	-	-	15,296	-	15,761
Net loss	-	-	-	-	-	(694,074)	(694,074)
Balance, Sept 30, 2024	384,939,054	$3,839,961	$9,430	$(943,000)	$17,400,169	$(13,300,442)	$7,006,116
Shares issued for professional services	296,049	2,960	-	-	184,420	-	187,380
Net loss	-	-	-	-	-	(813,835)	(813,835)
Balance, December 31, 2024	385,235,103	$3,842,921	$9,430	$(943,000)	$17,584,589	$(813,835)	$6,379,663
Shares issued	381,178	3,812	-	-	54,700	-	58,512
Net loss	-	-	-	-	-	(573,965)	(573,965)
Balance, March 31, 2025	385,616,281	$3,846,733	$9,430	$(943,000)	$17,639,289	$(14,688,242)	$5,864,210

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	March 31, 2026	March 31, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,907,501)	$(2,081,874)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$118,007	80,157
Reclassification of capitalized assets	$6,536	-
Interest expense	62,826	33,000
Stock based compensation	$2,806,242	261,563
Restricted stock awards$	$15,000
Amortization of operating lease right-of-use	$66,119	53,653
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	$(4,309)	(124,314)
(Increase) decrease in prepaid expenses	$(640)	1,181
(Increase) decrease in inventory - construction in progress	$302,598	(3,556,651)
(Increase) decrease in other current assets	$(38,463)	-
(Increase) decrease in escrow deposit - real estate		$(206,498)
(Increase) decrease in mortgage receivable	$(325,756)	(511,284)
Increase (decrease) in due to related parties	$(1,166,593)	847,315
Increase (decrease) in accounts payable	$117,816	197,825
Increase (decrease) in other current liabilities	$(84,143)	424,815
Increase (decrease) in accrued expenses	$(15,000)	-
Increase (decrease) in operating lease liabilities	$(66,109)	(54,453)
Net cash provided (used) by operating activities	$(113,370)	(4,635,565)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(32,817)	(1,042,125)
Net cash used in investing activities	$(32,817)	(1,042,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in note payable - related parties	$70,000	5,069,150
Increase (decrease) in convertible notes - related parties	$-	-
Increase (decrease) in line of credit - related parties	$112,108	-
Increase (decrease) in notes payable	$877,430	(3,622)
Net cash provided by financing activities	$1,059,538	5,065,528

Net (decrease) in cash	$913,351	(612,162)
Cash - beginning of year	$220,909	745,991
Cash - end of year	$1,134,260	133,829

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:

For the nine months ended March 31, 2026, the Company incurred and capitalized interest of $136,591 as part of inventory - construction in progress, related to two convertible notes and a line of credit with related parties. No cash was paid for interest during the period.

As of March 31, 2026, the Company identified that the estimated total development cost of a specific villa exceeded the contracted selling price by approximately $161,170. Management evaluated this matter under ASC 330 (Inventory) and ASC 360 (Long-Lived Assets) and determined that the variance resulted from a post-acquisition valuation adjustment associated with the Chial purchase price, rather than a deterioration in the expected net realizable value of inventory. Accordingly, the adjustment has been reflected as a modification of the purchase consideration associated with the related acquisition, rather than as a charge to current period operations.

As of March 31, 2026, the Company reduced the Chial acquisition note payable by approximately $130,649 primarily related to proceeds from the sale of a unit and final post-acquisition purchase price adjustments identified during management’s evaluation of the acquired assets and liabilities.

As of March 31, 2026, the Company issued 760,371 shares at $0.21 per share in the amount of $159,678 for interest payable on a convertible note.

During the quarter ended March 31,2026, certain accrued compensation obligations owed to executive officers were partially satisfied through the offset of related-party balances and allocations totalling approximately $396,635. These transactions were non-cash in nature and therefore excluded from the consolidated statement of cash flows.

As of March 31,2026, the Company determined the subscription receivable of $943,000 to be uncollectible. The cancellation was recorded as direct reduction to subscribed common stock, APIC, and subscription receivable. This transaction represents a non-cash financing activity and has no impact on the Company’s cash position.

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Notes to the Consolidated Financial Statements

1. NATURE OF OPERATIONS

Nature of Business

Awaysis Capital, Inc. (“Awaysis Capital,” the “Company,” “we,” “us,” or “our”) is a hospitality and management company. While the Company acquires and develops real estate assets, these activities are conducted as part of an integrated hospitality and operating platform. The Company’s primary objective is the active operation, management, and monetization of hospitality-driven residential communities, including short-term rental operations, property management services, and related service offerings.

Real estate development activities are undertaken to support and enhance these operating platforms, rather than as standalone investment activities. Accordingly, management views the Company as an operating hospitality and services platform, with real estate serving as an enabling component of its business model.

The Company generates revenue from real estate sales, short term booking revenues, property and resort management services, rental management commissions, and maintenance services, and we recognize revenue in accordance with ASC 606 as performance obligations are satisfied.

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

Initially, our focus is on developing partially completed or previously undeveloped resort communities that lack a significant operational history. In these cases, we intend to acquire the underlying real estate assets and complete development of the community. Depending on the property and market conditions, we may (i) sell the finished individual units to third-party buyers, or (ii) retain ownership of some or all units and make them available for short term hotel/resort stays. Units sold to third-party buyers may be used for personal occupancy or for short-term rental, at the owner’s discretion, subject to local laws and regulations. We intend to own, operate, and manage the common areas of each community, including restaurants, bars, pools, retail areas, spas, fitness centers, coworking spaces, and other amenities. We may outsource certain operations to third parties at prevailing market rates.

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

In September 2024, our Board of Directors and holders of a majority of our outstanding voting securities, approved of a reverse split of up to 1-for-20 of our issued and outstanding shares of common stock (the “Reverse Split”) and authorized our Co-CEOs, in their sole discretion, to determine the final ratio and effective date. We have not yet determined the final ratio or the effective date for the Reverse Split, nor will we commence the Reverse Split unless and until we deem it appropriate. Following this initial approval, the Board and the holders of a majority of the Company’s outstanding voting securities approved subsequent extensions to effect the Reverse Split. The Company anticipates completing the reverse split prior to September 30, 2026.

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

Accordingly, management has determined that separate segment or geographic disclosures are not required under ASC 280, Segment Reporting, as the Company’s activities represent a single reportable segment based on the following:

●	All operations are managed on a consolidated basis by the Company’s chief operating decision maker,
●	Financial information is reviewed on an aggregate basis,
●	Revenue streams are operationally integrated and interdependent,
●	Assets are deployed collectively to support a unified hospitality platform.

Although the Company generates revenue from multiple sources, these activities are not managed or evaluated as separate business units.

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

Net assets acquired

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of March 31, 2026, the balance was trued-up to $295,458 due to villa sales and acquisition cost adjustments Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American

On October 28, 2025, the Company and Chial Mountain Limited entered into an Amendment to Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, as amended, to extend the contract period to permit a new appraisal of the Chial Reserve Assets and to provide for the negotiation of an adjustment to the purchase price in light of such appraisal, to be set forth in a post-closing agreement to be executed within thirty (30) days following completion of the new appraisal. The Parties further agreed that either party may dispute the results of the new appraisal within fifteen (15) days of receipt, with the original deadline to execute the agreement being subject to automatic extension to the next feasible date, which shall not constitute a default.

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of March 31, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

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

The classification of completed real estate units as either inventory or fixed assets is based on management’s intent at the time the property is substantially completed.

Properties intended for sale in the ordinary course of business are classified as inventory. Properties intended to be held and utilized in the Company’s hospitality operations, including short-term rental programs, are classified as fixed assets upon stabilization.

Management evaluates intent based on several factors, including:

●	marketing and sales activity,
●	operational deployment within rental programs,
●	contractual commitments with third-party buyers,
●	and expected holding period.

Such determinations require judgment and may change based on evolving business strategies and market conditions.

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

As of March 31, 2026, we are a party to an operating right-of use lease agreement which commenced during the fiscal year ended June 30, 2023. See Note 21 below for details of lessee leases.

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

Other Service Revenue — Real Estate Brokerage and Homeowners’ Association Management, and Homeowner Maintenance Services

In addition to providing vacation rental platform services, the Company provides other services, including real estate brokerage services and homeowners’ association (“HOA”) management services and homeowner (“HOM”) maintenance services. These services are designed to attract and retain homeowners as participants in the Company’s vacation rental platform. As part of this strategy, the Company enters into rental management agreements with each Homeowners’ Association, if any or the homeowner’s directly of the properties it controls or manages.

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

Costs incurred in connection with maintenance activities, such as third-party contractor fees, materials, and labor, are recognized as cost of revenues when incurred.

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

The carrying amounts of financial instruments including cash, accounts payable and notes payable approximated fair value as of March 31, 2026, and 2025 due to the relatively short maturity of the respective instruments.

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

Recently Issued Accounting Pronouncements

As of March 31, 2026, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements, except for following:

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

As of March 31, 2026, the Company had cash of $1,134,260 and a working capital surplus of approximately $2,100,000.

Management’s plans include:

●	Continued related party financial support
●	Access to credit facilities
●	Potential asset sales
●	Completion of equity financing transactions, including a potential uplisting

While management believes these plans are feasible, they are subject to uncertainties outside the Company’s control. If successfully implemented, these plans are expected to alleviate the substantial doubt.

Management’s plans to alleviate these conditions include continued financial support from related parties, utilization of its existing line of credit facilities, additional equity financings, potential asset sales, and the planned uplisting to a national securities exchange and related capital raise.

However, there can be no assurance that such financings will be available on acceptable terms, or at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. CASH

As of March 31, 2026, our cash balance was $1,134,260 and as of June 30, 2025, our cash balance was $220,909.

5. INVENTORY - CONSTRUCTION IN PROGRESS

As of March 31, 2026, our balance of inventory - construction in progress of real estate under construction was $10,857,743 and as of June 30, 2025, the balance was $11,333,857.

6. INVENTORY - FINISHED GOODS

As of March 31, 2026 and June 30, 2025, there was no inventory in finished goods.

7. DUE FROM RELATED PARTIES

As of March 31, 2026, and June 30, 2025, the balance of due from related parties was $97,322 and $70,965, respectively. The balance relates to amounts advanced by related parties on behalf of the Company, as well as amounts collected by related parties in connection with the Company’s rental property operations.

8. MORTGAGE NOTES RECEIVABLE

As of March 31, 2026, and June 30, 2025, the balance of Mortgage Notes Receivable was $840,832 and $515,076, respectively. As of March 31, 2026, the Company held four mortgage note receivables issued in connection with developer-financed villa sales at Chial Mountain Reserve. As of June 30, 2025, the Company held three such notes. The notes are recorded at amortized cost, with interest income recognized using the effective interest method. The notes are due on demand, and the Company retains legal title to the underlying properties until repayment is completed. Accordingly, the notes are classified as current assets on the accompanying consolidated balance sheets.

Terms of the Notes:

Principal Amount: $892,208

Interest rate: 7% per annum

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

9. OTHER CURRENT ASSETS

Other current assets consist of balances due from Chial owners, agent rental bookings, and customizations related to the sale of Villa 10. The balance of other current assets as of March 31, 2026, and June 30, 2025, was $59,521 and $21,058, respectively. As of March 31, 2026, the balance consisted of due from Chial owners of $17,837, agent rental bookings of $2,133, and Villa 10 customizations of $39,551. As of June 30, 2025, the balance consisted of due from Chial owners of $15,814, and agent rental bookings of $5,244.

10. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at March 31, 2026 and at June 30, 2025 is as follows:

	Useful Lives	March 31, 2026	June 30, 2025
Property placed into service	40 years	4,515,905	4,515,905
Site developments	40 years	461,589	408,558
Building improvements	15 years	263,181	256,105
Vehicles	5 years	62,175	38,125
Computer and equipment	5 years	22,755	21,517
Furniture and fixtures	7 years	16,269	16,067
Software	3 years	0	6,536
Less depreciation and amortization		(264,555)	(146,549)
Total fixed assets, net		$5,077,319	$5,116,264

The Company recorded depreciation and amortization expense of $118,007 for the nine months ended March 31, 2026, and $113,663 for the year ended June 30, 2025, respectively.

11. INCOME TAXES – DEFERRED TAX ASSET

Income Tax

For the nine months ended March 31, 2026, and the fiscal year ended June 30, 2025, the Company recorded no current or deferred income tax expense.

As of March 31, 2026, the Company had net operating loss (“NOL”) carryforwards of approximately $14,368,692, which are available to offset future taxable income, subject to applicable limitations under the Internal Revenue Code, including the change of ownership limitations of IRC Section 382. The related gross deferred tax asset is approximately $3,017,425, calculated using a U.S. federal tax rate of 21%.

In accordance with ASC 740, Accounting for Income Taxes, deferred tax assets are recognized only to the extent that realization of such assets is more likely than not. In evaluating the realizability of its deferred tax assets, the Company considered both positive and negative evidence, including cumulative historical losses and the absence of objectively verifiable sources of future taxable income as well as the early-stage nature of operations and variability of projected future profitability. Based on this evaluation, management concluded that it is not more likely than not that the deferred tax assets will be realized at this time.

Accordingly, the Company recorded a full valuation allowance against its deferred tax assets, resulting in no net deferred tax asset recognized in the consolidated financial statements as of March 31, 2026.

The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance in future periods if evidence becomes available that indicates it is more likely than not that some portion of the deferred tax assets will be realized.

Valuation Allowance Roll forward

March 31,
Component	2026
Net operating loss carryforwards (NOLs)	$14,368,692

Gross deferred tax asset @ 21%	$3,017,425
Less: Valuation allowance	$(3,017,425)
Net deferred tax asset recognized	$0

12. OTHER NON- CURRENT ASSETS

Other non-current assets consist of escrow deposit – real estate and security deposit. The balance of other non-current assets as of March 31, 2026, and June 30, 2025, was $19,500 and $19,500, respectively. As of March 31, 2026, and June 30, 2025, the balance consisted of security deposit of $14,500, and an escrow deposit- real estate of $5,000.

13. ACCOUNTS PAYABLE

As of March 31, 2026, and June 30, 2025, the balance of accounts payable was $480,504 and $362,688, respectively, and related primarily to expenses for professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

14. OTHER CURRENT LIABILITIES

Other current liabilities consist of business and hospitality tax payables, security and escrow deposit liabilities, payroll liabilities, and Chial Reserve homeowners’ booking fees. The balance of other current liabilities as of March 31, 2026, and June 30, 2025, were $209,165 and $293,307, respectively.

As of March 31, 2026, the balance consisted of payroll for non-related parties of $168,085, due to Chial owners of $23,151, security deposit liabilities of $16,000, and hospitality tax of $1,929.

As of June 30, 2025, the balance consisted of payroll for non-related parties of $133,548, Chial’s escrow deposit payable of $125,000 related to a deposit made in connection with the sale and purchase agreement of a villa and surrounding property, security deposit liabilities of $16,000, due to non-related parties of $13,607, Chial’s homeowners revenue and maintenance fees of $3,095, hospitality tax of $2,021, and business tax payable of $36 related to June bookings within Chial Reserve.

15. ACCRUED EXPENSES

As of March 31, 2026, and June 30, 2025, the balance of accrued expense was $258,295 and $233,556, respectively, and related to accrued interest and audit fees.

16. DUE TO RELATED PARTIES

As of March 31, 2026, and June 30, 2025, the balance due to related parties was $750,205 and $1,855,948, respectively. The balances relate to costs paid on behalf of the Company and funding provided to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company, and other related parties. The balance due to related parties as of March 31, 2026, also includes accrued salaries and payroll-related liabilities for the Company’s administrative personnel.

On December 29, 2025, the Company executed a compensation stock exchange agreement pursuant to which certain officers converted accrued and unpaid compensation into equity compensation. The Company converted accrued salaries totaling $2,660,115 into an aggregate of 22,167,628 shares of common stock at a conversion price of $0.12 per share, based on the market price of the Company’s common stock on the date of conversion. Certain officers assigned their rights to receive shares issued upon conversion of accrued compensation to immediate family members in accordance with ASC 850, Related Party Disclosures. These assignments did not modify the amount of compensation recognized or the terms of the conversion. The Board of Directors approved the conversion and related share issuances on December 29, 2025.

See details of transactions and balances with related parties in the following notes to the consolidated financial statements below:

Note 17 – Notes Payable – Related Parties,

Note 18 – Convertible Notes Payable – Related Parties,

Note 19 – Line of Credit Payable – Related Parties

17. NOTE PAYABLE – RELATED PARTIES

As of March 31, 2026, and June 30, 2025, the balance of note payable – related parties was $1,570,000 and $1,500,00, respectively.

On December 20, 2024, the Company executed a due on demand note payable to Michael Singh for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount of $1,500,000. The balance of this note as of March 31, 2026, is $1,500,000; the note bears no interest. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
Michael Singh	$1,500,000	$1,500,000	0%	June 15, 2026	N/A

On January 2, 2026, the Company borrowed $20,000 from KiniConsult Inc., an affiliate of Dr. Narendra Kini, the Chairman of the Company’s Board of Directors, evidenced by a Promissory Note bearing interest at 8% with a maturity date of May 15, 2026.

On March 31, 2026, the Company borrowed $50,000 from Dr. Kini, evidenced by a Promissory Note bearing interest at 8% with a maturity date of May 15, 2026.

		Current
Holder	Principal	Balance	Rate	Maturity Date	Security
KiniConsult Inc	$20,000	$20,000	8%	May 15, 2026	N/A
Dr. Narendra Kini	$50,000	$50,000	8%	May 15, 2026	N/A
Total combined	$70,000	$70,000

18. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

As of March 31, 2026, and June 30, 2025, the balance of convertible notes payable – related parties was $1,545,459, and $1,837,278, respectively.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share.

On September 16, 2025, the maturity date of this note was extended to November 30, 2025. Effective February 3, 2026, the maturity date of this note was extended to February 28, 2026. Effective May 11, 2026, the maturity date of this note was extended to June 15, 2026.

		Current		Maturity	Conversion
Holder	Principal	Balance	Rate	Date	Price	Security
Harthorne Capital	$1,100,000	$1,100,000	12%	June 15, 2026	0.30	N/A

On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent periods, and currently adjusted to $295,458 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of March 31, 2026, the balance was trued-up to $295,458 due to villa sales and acquisition cost adjustments. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of March 31, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

		Current		Maturity	Conversion
Holder	Principal	Balance	Rate	Date	Price	Security
Michael Singh	$1,600,000	$295,458	3.5%	June 15, 2026	Closing price of previous trading day	N/A

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and all fees, costs and expenses then due under the note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, the maturity date of the note was extended to November 30, 2025. Effective February 3, 2026, the maturity date of the note was extended to February 28, 2026. Effective May 11, 2026, the maturity date of the note was extended to June 15, 2026.

		Current		Maturity	Conversion
Holder	Principal	Balance	Rate	Date	Price	Security
Andrew Trumbach	$150,000	$150,000	12%	June 15, 2026	0.16	N/A

19. LINE OF CREDIT PAYABLE – RELATED PARTIES

Between December 20, 2024, and March 31, 2026, the Company borrowed an aggregate of $3,353,047, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed Line of Credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize and expects to use additional proceeds for other targeted acquisitions, and to further develop the Company’s Awaysis Casamora Assets. The Line of Credit has an outstanding principal balance of $3,353,047 at March 31, 2026, and bears interest at 3.5 percent per annum.

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

Effective May 11, 2026, the parties entered into an amendment to the Secured Promissory Note, to provide that principal and interest shall be due June 15, 2026.

The note is secured by a priority lien on substantially all of the assets of Awaysis Belize Limited and contains customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the note. The parties are finalizing definitive agreements; interim promissory notes govern advances.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
BOS Investments	$5,000,000	$3,353,047	3.5%	June 15, 2026	N/A

20. NOTES PAYABLE - CURRENT

The Company has notes payable as of March 31, 2026, and June 30, 2025 in the amount of approximately $2,625,638 and $2,596,378, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is for $2,600,000 and the second was for $280,000. This second note was subsequently fully paid on August 8, 2022.

On March 16, 2026, Awaysis Belize Ltd., a wholly owned subsidiary of Awaysis Capital, Inc, secured a long-term construction loan from The Belize Bank Limited in the amount of $2,051,500 ($2,000,000 loan and $51,500 in loan and closing cost fees) bearing an interest rate of 8% and a maturity date of September 30, 2036. As of March 31, 2026, the balance advanced on the loan is $877,430. The current portion of the amount due is $29,260. The terms of the loan consist of the first 6 months allowing interest only payments.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
Curah Capital Corporation	$2,600,000	$2,596,378	0.0%	On demand	N/A
The Belize Bank Limited Construction Loan – Current portion		$29,260

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

As of March 31, 2026, the Company did not have any additional operating leases that had been executed but were not yet commenced. No other significant new lease obligations, modifications, or renewals were entered into during the reporting period.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the

Consolidated Balance Sheets was as follows:

March 31, 2026

Remaining three months ending June 30, 2026	$21,635
2027	87,822
Thereafter	29,642
Total operating lease payments	139,081
Present value adjustment	(6,853)
Total operating lease liabilities	$132,228

As of March 31, 2026, the total operating lease liability amount of $132,228 consists of current and long-term portion of operating lease liabilities of $87,437 and $44,791 respectively.

For the nine months ended March 31, 2026, and the year ended June 30, 2025, operating lease costs were $65,727 and $87,851, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of March 31, 2026:

March 31, 2026

Weighted-average remaining lease term, years	1.6
Weighted-average discount rate, %	7.0%

22. NOTES PAYABLE – NONCURRENT

The Company has notes payable – noncurrent as of March 31, 2026, and June 30, 2025 in the amount of $848,170 and $0, respectively.

On March 16, 2026, Awaysis Belize Ltd., a wholly owned subsidiary of Awaysis Capital, Inc secured a construction loan from The Belize Bank Limited in the amount of $2,051,500 ($2m loan and $51,500 in loan and closing cost fees) bearing an interest rate of 8% and a maturity date of September 30, 2036. As of March 31, 2026, the utilized balance on the loan is $877,430. The current portion due is $29,260 and the long-term portion is $848,170. The terms of the loan consist of the first 6 months allowing interest only payments. The loan will be utilized to fund the completion of the construction of the Awaysis Casamora properties, which is expected within approximately the next 12 months.

Holder	Total Construction Loan	Loan Advanced	Rate	Maturity Date	Security
The Belize Bank Limited - Construction Loan	$2,051,000	$877,430	8.0%	September 30, 2036	N/A
Current portion		$$29,260
Non-current portion		$848,170

23. COMMITMENTS & CONTINGENCIES

Legal Proceedings

The Company was not subject to any legal proceedings during the nine months ended March 31, 2026. To the best of management’s knowledge, no legal proceedings are pending or threatened against the Company that would have a material adverse effect on its financial position, results of operations, or cash flows.

The Company will continue to monitor any legal or regulatory matters that arise and will update this disclosure in future filings as required.

Purchase Commitments

The Company was not party to any purchase commitments during the nine months ended March 31, 2026.

Management is not aware of any non-cancelable purchase obligations or long-term supply agreements that would require disclosure under ASC 440 or Regulation S-K.

24. STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2026, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the nine months ended March 31, 2026 or the year ended June 30, 2025.

Common Stock

As of March 31, 2026, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 409,330,095 shares of common stock were issued and outstanding and 39,230 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the three months ended March 31, 2026, the Company issued zero common shares and had common shares subscribed of 39,230 in the amount of $7,180 as compensation for professional services. The company cancelled a common stock subscription for the purchase of 943,000 shares in the amount of $943,000 as it was determined to be uncollectible. The cancellation was recorded as direct reduction to subscribed common stock, APIC, and subscription receivable.

During the nine months ended March 31, 2026, the Company issued 24,153,351 common shares in the amount of $2,973,740, and had common shares subscribed of 39,230 in the amount of $7,180.The company cancelled a common stock subscription for the purchase of 943,000 shares in the amount of $943,000 as it was determined to be uncollectible. The cancellation was recorded as direct reduction to subscribed common stock, APIC, and subscription receivable.

During the nine months ended March 31, 2026, the Company issued 22,167,628 common shares for equity compensation of officer salaries in the amount of $2,660,115, issued 1,125,353 common shares for payment of professional services in the amount of $138,947, and issued 860,370 restricted stock shares in the amount of $174,678. The Company reported 39,230 shares subscribed for professional services in the amount of $7,180 as compensation for professional services.

During the fiscal year ended June 30, 2025, the Company issued 1,218,146 common shares in the amount of $410,769. From this amount, the Company issued 467,333 shares for payment of professional services in the amount of $248,518 and issued 750,813 restricted stock shares in the amount of $162,251.

Stock-based compensation of $248,518 was issued for services during the fiscal year ended June 30, 2025, and is included in the General and Administrative expenses in the Consolidated Statements of Operations.

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding as of March 31, 2026, or for the year ended June 30, 2025:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. On September 16. 2025 this note has been extended to November 30, 2025. Effective February 3, 2026 this note has been extended to February 28, 2026. Effective May 11, 2026 this note has been extended to June 15, 2026.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent period, and currently adjusted to $587,278 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up-listing of the Company to the NYSE American. On December 18, 2025, the balance was adjusted to $448,352 due to the sale of a villa. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the up-listing of the Company to the NYSE American. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the up-listing of the Company to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of March 31, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

●	On May 21, 2025, the Company entered into a Convertible Promissory Note payable to Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, this note has been renewed to November 30, 2025. Effective February 3, 2026, the maturity date was amended to February 28, 2026. Effective May 11, 2026, the maturity date was amended to June 15, 2026.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of March 31, 2026, and June 30, 2025.

In periods where the Company reports a net loss, all potentially dilutive securities – including stock options and convertible notes – are anti-dilutive and therefore excluded from the calculation of diluted loss per share.

Warrants

No warrants were issued or outstanding during the nine months ended March 31, 2026, or the year ended June 30, 2025.

Stock Options

The Company adopted the 2022 Omnibus Performance Award Plan in February 2022. The Plan authorizes the granting of 19,775,931 of the Company’s Common Stock. No stock options under the Plan were issued or outstanding during the nine months ended March 31, 2026, or for the year ended June 30, 2025.

On February 13, 2023, the Company awarded to certain of its executive officers, options to purchase an aggregate of 22,500,000 shares of the Company’s stock at an exercise price per share equal to the fair market value of the Company’s common stock on the date of the grant, $0.32 per share; all of which are currently exercisable and outstanding as of March 31, 2026. No expense has been recorded under ASC 718 as there is no compensation expense to be recognized. The expense for stock options is based on the fair value of the options at the grant date and this fair value is determined to be zero.

25. SUBSEQUENT EVENTS

We evaluated subsequent events occurring after March 31, 2026, through the date these unaudited consolidated financial statements were issued, as required by ASC 855, Subsequent Events. Based on this review, management identified the following subsequent events that require disclosure:

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of March 31, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

Amendment to Maturity Date of Related Party Promissory Notes

Effective May 11, 2026, the Company amended the maturity date of the following promissory notes to the earlier of June 15, 2026, or the up listing of the Company to the NYSE American:

1.	$1,500,000 Secured Promissory Note, dated December 21, 2024, as amended, between the Company and Mr. Singh, which bears no interest; and

2.	$1,600,000 Senior Convertible Promissory Note, dated December 20, 2024, as amended, between the Company and Michael Singh, bearing interest at 3.5% per annum; and

Effective May 11, 2026 the Company and BOS amended the $3,000,000 Secured Promissory Note, dated December 1, 2024, as amended, bearing interest at 3.5% per annum to extend the maturity date to June 15, 2026.

Effective May 11, 2026, the Company amended the maturity date of the $150,000 Convertible Promissory Note dated May 21, 2025 with Andrew Trumbach, bearing interest at 12% per annum to June 15, 2026.

Effective May 11, 2026, the Company amended the maturity date of the $1,100,000 Convertible Promissory Note dated June 26, 2024 with Harthorne Capital bearing interest at 0% per annum to June 15, 2026.

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

Overview

Awaysis Capital, Inc. operates as an integrated hospitality and real estate operating platform focused on acquiring, developing, and actively managing residential resort communities.

The Company generates revenue primarily through:

●	Short-term rental operations
●	Property and resort management services
●	Real estate brokerage
●	Homeowner and maintenance services

While the Company acquires and develops real estate assets, these activities are undertaken to support its core operating platform, rather than for passive investment or long-term yield generation. The Company’s strategy is to create operationally integrated residential resort communities that generate recurring revenue through hospitality-driven services.

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

Real Estate Sales

We expect to generate revenue through the sale of developed resort inventory, including condominiums and villas. These real estate sales support our broader development, capital recycling, and growth strategy to expand our inventory of units available to rent.

Management Services

We provide comprehensive resort, property, and community management services under agreements with homeowners’ associations (“HOAs”) and individual homeowners (“HOMs”). These services include resort operations oversight, homeowner services, compliance administration, and property-level operational support, all designed to ensure consistent service quality across our branded resort portfolio.

Short-Term Rentals

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

As of March 31, 2026, our revenues consist primarily of:

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

The Company commenced material operating activities during the fiscal year ended June 30, 2022, following the November 2021 change in control and the February 2022 launch of its business strategy to acquire, develop, and manage residential vacation home communities in desirable travel destinations. This strategy continued throughout the fiscal year ended June 30, 2025, and the nine months ended March 31, 2026, during which the Company incurred increased operating expenses consistent with the expansion of development activities, property improvements, and hospitality operations.

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

The Company is leasing the two commercial buildings at Awaysis Casamora for a total of $18,500 monthly. Management anticipates that cash flows at the Awaysis Casamora property will increase as additional units become rental-ready and as real estate sales activity progresses. During the fiscal year, the Company also completed the acquisition of Chial Mountain Limited. Management expects that this property will contribute meaningfully to the Company’s hospitality and booking revenues as development and integration activities advance. However, the timing and magnitude of future cash flows will depend on market conditions, the pace of unit completions, real estate transaction volumes, and demand for hospitality services. Management continues to monitor operating performance and capital requirements in light of the Company’s growth trajectory and prevailing market opportunities.

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

3. Planned Capital Raising and Uplist Strategy

Management is pursuing capital-raising initiatives intended to support an uplisting to the NYSE American. Management is also preparing for equity raises targeted for the second calendar quarter of 2026, and is engaged in discussions with institutional and accredited investors regarding structured equity and project-based financing opportunities. Additional non-dilutive financing options tied to specific development assets are also under evaluation.

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

On March 16, 2026, Awaysis Belize Ltd, a wholly owned subsidiary of Awaysis Capital, Inc was approved for a $2,000,000 USD construction loan with a primary bank in Belize to finalize the construction of Awaysis Casamora. This is expected to allow the Company to complete construction of additional units and consequently increase its hospitality revenues as well as generate profits and cash flow from the sale of completed units.

5. Sale of Condominiums and Villas

The Company has sold two villas at Chial Reserve and is negotiating the sale of the completed commercial building at Awaysis Casamora. The Company is also in the process of taking to market the condominiums units at Awaysis Casamora which are approximately 70 % completed.

Successful execution of these initiatives is expected to improve liquidity, enhance equity capitalization, and support the Company’s operating and development activities.

Three months Ended March 31, 2026, as Compared to Three Months March 31, 2025

Revenues

Revenue for the three months ended March 31,2026, was $563,431, compared to the prior three months of $92,808.

This increase was primarily driven by the expansion of short-term rental operations, the sale of a villa, the increase in utilization of resort assets and the growth in service-based revenue streams.

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

Cost of Goods Sold

During the three months ended March 31, 2026, and 2025, we incurred cost of goods sold of $358,386 and $0, respectively. The increase was driven by the sale of a villa, increased rental activity and operational scaling of hospitality services.

Sales and Marketing Expenses

During the three months ended March 31, 2026, and 2025, we incurred sales and marketing expenses of $28,276 and $26,340, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The slight increase in sales and marketing expenses from the three months ended March 31, 2025, to 2026 is due to an increase in marketing services and merchant fees.

General and Administrative Expenses

During the three months ended March 31, 2026 and 2025, we incurred general and administrative expenses of $738,619 and $614,179, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company and public company-related expenses and its continued transitioning from being a shell company to an operating company. The increase in general and administrative expenses from the three months ended March 31, 2025, to 2026 mostly relates to an increase in professional services, rental fees paid to owners, and salary/payroll expenses.

Operating Results

During the three months that ended March 31, 2026, and 2025, we recognized operating losses of $(561,850) and $(547,711), respectively. These losses were primarily driven by operating expenses incurred as we continued to scale our hospitality operations under the Awaysis brand and advanced preparations for a registered offering of our securities.

General and administrative costs reflect continued investment in:

●	Corporate infrastructure
●	Public company compliance
●	Operational scaling

We expect operating losses to continue in the near term as we expand our property portfolio, enhance our operational infrastructure, and invest in branding and marketing initiatives to support growth.

Other Income (Expenses)

During the three months ended March 31, 2026, and 2025, we incurred other income and expense of $10,745 and $26,254, respectively, consisting of mortgage interest income, offset by interest expense.

Net Loss

During the three months ended March 31, 2026, and 2025, we recognized net losses of $(572,595) and $(573,965), respectively. These losses were primarily attributable to the cost of professional fees such as accounting, marketing, legal, filing fees and transfer agent fees required to sustain our corporate existence, comply with public company reporting obligations, and support our increase in operations as we continue the transition from being a shell company into an operating business.

The decrease in net loss from the three months ended March 31, 2025, to 2026 was principally driven by increased revenue generated from the sale of a villa, and the addition of Chial Mountain Limited and the related increase in rental and management income, as well as the operational factors described above. These improvements were partially offset by the ongoing costs associated with scaling our hospitality operations under the Awaysis brand and preparing for future capital-raising activities.

Nine months Ended March 31, 2026, as Compared to Nine Months Ended March 31, 2025

Revenues

Revenue for the nine months ended March 31, 2026, was $1,173,262, compared to $275,453 for the prior year period.

This increase was driven by expansion of short-term rental operations, the sale of two villas, increased utilization of resort assets and growth in service-based revenue streams

Cost of Goods Sold

During the nine months ended March 31, 2026, and 2025, we incurred cost of goods sold of $733,386 and $0, respectively, consisting of the sale two villas. Management determined that this variance represents a purchase price adjustment related to the underlying acquisition, rather than an operating gain or loss.

Sales and Marketing Expenses

During the nine months that ended March 31, 2026, and 2025, we incurred sales and marketing expenses of $91,298 and $148,661, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The decrease in sales and marketing expenses from the nine months ended March 31, 2025 to 2026 is due to the timing of hiring a marketing firm during the nine months ended March 31, 2025, to generate interest in our properties and a decrease in real estate commission expenses.

General and Administrative Expenses

During the nine months ended March 31, 2026, and 2025, we incurred general and administrative expenses of $2220,455 and $2,121,010, respectively.

General and administrative costs reflect continued investment in:

●	Corporate infrastructure
●	Public company compliance
●	Operational scaling

Operating Results

During the nine months ended March 31, 2026, and 2025, we recognized operating losses of $(1,871,877) and $(1,994,218), respectively. These losses were primarily driven by operating expenses incurred as we continued to scale our hospitality operations under the Awaysis brand and advanced preparations for our uplist to NYSE American.

The decrease in operating loss from the prior year period was primarily attributable to:

1.	Increased revenue generated from the sale of villas and the addition of rental and management income related to the Chial Mountain properties;

2.	An increase in cost of goods sold, offset by a decrease in marketing expenses, reflecting the timing of engaging a third-party marketing firm in the previous period, and

3.	A decrease in real estate commission expense, timing of professional fee payouts and accounting fees.

We expect operating losses to continue in the near term as we expand our property portfolio, enhance our operational infrastructure, and invest in branding and marketing initiatives to support growth.

Other Income (Expenses)

During the nine months ended March 31, 2026, and 2025, we incurred other income and expense of $35,624 and $87,656 respectively, consisting of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

Net Loss

During the nine months ended March 31, 2026, and 2025, we recognized net losses of $(1,907,501) and $(2,081,874), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees required to sustain our corporate existence, comply with public company reporting obligations and support our increase in operations as we continue the transition from being a shell company into an operating business.

The decrease in net loss from the nine months ended March 31, 2025, includes approximately $2.8 million in stock-based compensation, primarily related to a one-time conversion of accrued compensation into equity, which is non-cash in nature and not expected to recur at similar levels. During the period, the Company issued shares in connection with:

●	Stock-based compensation
●	Conversion of accrued compensation

Capital Requirements and Sources of Liquidity

As of March 31, 2026, we had cash of $1,134,260 and positive working capital surplus of $2,116,627.

The Company currently relies on:

●	Operating cash flows (limited during development stage)
●	Related party financing
●	Capital raising activities

The Company intends to pursue:

●	Equity financing transactions
●	Potential uplisting to a national securities exchange
●	Strategic asset monetization

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

As of March 31, 2026, this affiliate shareholder has advanced and received a net of approximately $453,821 on our behalf to cover certain Company expenses and has provided $1,100,000 in bridge financing to support our operations. The balance is currently owed to the company due to timing of transfers between the companies.

Between December 20, 2024, and March 31, 2026, the Company borrowed an aggregate of $3,353,047, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-Chief Executive Officer.

We used a portion of the proceeds from these borrowings to fund the acquisition of an additional operating property located in Belize. We expect to use the remaining availability under the line of credit to fund other targeted acquisitions and to further develop the Awaysis Casamora assets as part of our broader growth strategy.

On March 16, 2026, Awaysis Belize Ltd, a wholly owned subsidiary of Awaysis Capital, Inc. secured a construction loan from a primary Bank in Belize in the amount of $2,051,500 ($2,000,000 loan and $51,500 in loan and closing cost fees) bearing an interest rate of 8% and a maturity date of September 30, 2036. The terms of the loan consist of the first 6 months allowing interest only payments. The loan will be to finalize the construction of the Awaysis Casamora properties within the next 12 months.

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

Our plan to satisfy our cash requirements for the next 12 months and beyond, and to further expand our asset base, include generating rental revenues, issuing shares of our capital stock to third parties, and receiving additional advances from our affiliate shareholder. We are currently seeking to raise up to $15 million through the sale of our common stock or other securities offerings. However, there can be no assurance that we will be successful in raising any or all of such capital or in meeting our working capital needs.

Through March 31, 2026, we have raised an aggregate of $14,568,000 in our $25 million private placements offering. We can provide no assurance that we will be able to raise the remaining capital being sought in this offering or in future offerings. Any capital raised through the issuance of equity securities will result in dilution to our existing shareholders. In addition, if we determine to incur indebtedness to finance our operations or growth, such debt may impose debt service obligations, restrictive operating or financial covenants, and other limitations that could constrain our business activities and operational flexibility.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Nine months ended
	March 31,
	2026	2025
Cash used in operating activities	$(113,370)	$(4,635,565)
Cash provided by investing activities	(32,817)	(1,042,125)
Cash provided by financing activities	1,059,538	5,065,258
Change in cash	$913,351	$(612,162)

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(113,370) and $(4,635,565) for the nine months ended March 31, 2026 and 2025, respectively. Net cash used in operating activities primarily consisted of selling, marketing, and general operating expenses, as well as increased spending on construction in progress-related costs incurred to prepare properties for sale or rental. The reduction in operating cash outflows year-over-year reflects improved revenue generation and lower marketing expenditures, partially offset by ongoing operational investments as we continue to scale our hospitality and real estate activities.

Cash Flows from Investing Activities

During the nine months ended March 31, 2026, and 2025, net cash flows used in investing activities were $(32,817) and $(1,42,125), respectively. Net cash used in investing activities primarily consist of the purchase of assets and properties. The decrease in investing cash flow reflects the sign of growth for the Company.

Cash Flows from Financing Activities

For the nine months ended March 31, 2026, and 2025, net cash provided by financing activities was $1,059,538 and $5,065,258, respectively. The increase in financing cash inflows reflects additional funding received to support our operational and development activities.

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

The classification of completed real estate units as either inventory or fixed assets is based on management’s intent at the time the property is substantially completed. Properties intended for sale in the ordinary course of business are classified as inventory. Properties intended to be held and utilized in the Company’s hospitality operations, including short-term rental programs, are classified as fixed assets upon stabilization.

Management evaluates intent based on several factors, including:

●	marketing and sales activity,
●	operational deployment within rental programs,
●	contractual commitments with third-party buyers,
●	and expected holding period.

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

As of March 31, 2026, the Co-Chief Executive Officers and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2026 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the late filing of certain reports with the Securities and Exchange Commission. The Company’s management is seeking to remedy this deficiency.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the nine months ended March 31, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to Articles of Incorporation (1)
3.4	By-Laws (1)
10.1	Promissory Note, dated March 31, 2026, between Awaysis Capital, Inc. and Narendra Kini. (2)
10.2	Promissory Note, dated January 2, 2026, between Awaysis Capital, Inc. and KiniConsult Inc. (2)
10.3*+	Credit Facility and Bank Note, effective dated March 16, 2026
31.1*	Certification of Chief Executive Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
+	Portions of this exhibit have been omitted pursuant to Rule 601(b)(10) of Regulation S-K.

(1)	Incorporated by reference from the exhibit included in the Company’s Amendment No. 1 to the Annual Report for the fiscal year ended June 30, 2024.

(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: May 15, 2026	/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 15, 2026	/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

