Form 10-K
period 2026-06-30
Awaysis Capital, Inc.
filed 2026-10-16
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended June 30, 2026

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

The aggregate market value of the common stock held by non-affiliates and non-voting equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked prices of such common stock as of December 31, 2025, the registrant’s most recently completed second fiscal quarter, was approximately $8,622,579.

As of October 15, 2026 there were 409,386,192 shares of common stock, par value $0.01 per share, outstanding.

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

●	Risks that there may be significant costs and expenses associated with liabilities related to the development of its assets that were either unknown or are greater than those anticipated at the time of the acquisition of its assets;
●	Risks that Awaysis may not be successful in integrating new properties into all aspects of our business and operations or that the integration will take longer than anticipated;
●	The operational and financial risks as a result of acquiring undeveloped or underdeveloped assets and real estate and integration of those assets into our business.
●	Risks related to disruption of management’s attention from Awaysis’ ongoing business operations due to its efforts to identify, acquire, develop and manage new resort properties into Awaysis;
●	Any adverse effect of an acquired asset on Awaysis’ reputation, relationships, operating results and business generally;
●	Any impact of global economic conditions on Awaysis’ business, operating results, and financial condition;
●	Risks related to Awaysis’ indebtedness, especially in light of the significant amount of indebtedness we have incurred to complete the acquisition and development of hospitality and resort properties;
●	Risks relating to the planned unwinding and divestiture of our Chial Reserve assets;
●	Inherent business risks, market trends and competition within the resort and hospitality industries;
●	Compliance with and changes to United States, Belize and global laws and regulations, including those related to anti-corruption and privacy;
●	Risks related to Awaysis’ planned acquisitions, joint ventures, and other partnerships;
●	Awaysis’ dependence on third-party development activities;
●	The performance of Awaysis’ information technology systems and its ability to maintain data security;
●	Regulatory proceedings or litigation;
●	Adequacy of our workforce to meet Awaysis’ business and operation needs;
●	Awaysis’ ability to attract and retain key executives and employees with skills and capacity to meet our needs; and
●	Natural disasters or adverse geo-political conditions.

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

Risk Factor Summary

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include, but are not limited to, the following:

Risks Relating to our Business and Finances

●	We are a development stage company with a limited operating history and have not yet achieved profitability, making it difficult for you to evaluate our business and your investment.
●	We have only recently established any material and recurring revenues or operations, and there can be no assurance that we will realize our plans on our projected timetable (or at all) in order to reach sustainable or profitable operations.
●	We have incurred net losses of $2,586,639 and $2,724,941 for the fiscal years ended June 30, 2026 and 2025, respectively, and we anticipate that we will continue to incur significant losses for the foreseeable future, and even as we commence generating material and recurring revenue, we may never achieve or maintain profitability. We had an accumulated deficit of $17,917,948 and $15,331,309 as of June 30, 2026 and 2025, respectively.
●	We are planning a potential unwinding of our acquisition of the Chial Reserve property, which could materially and adversely affect our business, financial condition, results of operations and the trading price of our Common Stock.
●	We are dependent on management. Failure to retain and recruit, or failure to manage succession of, key personnel could have an adverse impact on our future performance.
●	Failure to properly estimate the risks, time and cost involved in a project or delays in completion may lead to cost overruns and affect our financial conditions and any profitability.
●	We are subject to significant accounts payable and other current liabilities.
●	We may not have sufficient liquidity to repay certain outstanding promissory notes at maturity, which could result in the loss of properties and related assets securing those notes.
●	The expansion of our operations can have a significant impact on our profitability.
●	Our financial success is dependent on general economic conditions.
●	Our operating results are subject to significant fluctuation based on seasonality and other factors.

Risks Relating to our Properties

●	Our success will partially depend upon the acquisition and re-development of hospitality properties in varying stages of development, and we may be unable to consummate acquisitions on advantageous terms, the acquired properties may not perform as expected, or we may be unable to efficiently integrate assets into our existing operations.
●	Investors are reliant on management’s assessment, selection, and development of appropriate properties.
●	Our profitability may be impacted by delays in the selection, acquisition and development of properties.
●	Our business is affected by macroeconomic conditions, including rising inflation, interest rates and supply chain constraints.
●	Supply chain disruptions could create unexpected renovation or maintenance costs or delays and/or could impact our development projects, any of which could adversely impact our results of operations.
●	We may be unable to sell a property if or when we decide to do so, including as a result of uncertain market conditions, which could adversely affect our ability to respond to market conditions.
●	We may not succeed in creating a vacation-remote work enclave strategy.
●	Our properties may be subject to liabilities or other problems.
●	The failure to successfully execute and integrate properties that support our planned business model could adversely affect our growth rate and consequently our revenues and results of operations.
●	There are significant risks associated with “value-add” and properties in need of re-positioning.
●	Uninsured losses relating to real property may adversely affect our performance.
●	Competition for real property to grow our business may increase costs and reduce returns.
●	Environmental regulations and issues, certain of which we may have no control over, may potentially impose liability and adversely impact our business.
●	Real estate may develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.
●	Terrorist attacks or other acts of violence or war may adversely affect our industry, operations, and profitability.
●	Our international operations subject us to additional costs and risks, which could adversely affect our business, financial condition, and results of operations.
●	We will be subject to risks related to the geographic locations of the properties we develop and manage.
●	We are subject to significant government regulations, which could adversely affect our business, financial condition, and results of operations.
●	Weather events, natural disasters and other events beyond our control could adversely affect our business.
●	There may be several conflicts of interest that arise as we implement our business plan.
●	The units we offer may be subject to regulatory scrutiny under federal or state securities laws.

Risks Related to Being a Public Company

●	If our Common Stock becomes listed on NYSE American, we expect to incur increased legal, accounting, compliance and corporate governance costs, and our management will devote additional time to complying with the requirements applicable to a company listed on a national securities exchange.
●	Our management team has limited experience managing a public company and no experience managing a public company listed on a national securities exchange.
●	We have been unable to maintain effective disclosure controls and procedures, which could result in our stock price and investor confidence being materially and adversely affected.

Risks Relating to our Common Stock

●	There is a limited trading market for our Common Stock, which could make it difficult for you to liquidate an investment in our Common Stock, in a timely manner.
●	The market price and trading volume of our Common Stock may be volatile, which may adversely affect its market price.
●	Your interest in us may be diluted if we issue additional shares of Common Stock.
●	The sale of our Common Stock may cause its market price to drop significantly, regardless of the Company’s performance.
●	We may not be able to satisfy listing requirements of the NYSE American or obtain or maintain a listing of our Common Stock on the NYSE American.
●	Our Common Stock is subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.
●	Certain of our executive officers and directors, through their direct and indirect ownership of Common Stock, can substantially influence the outcome of matters requiring shareholder approval and may prevent you and other stockholders from influencing significant corporate decisions, which could result in conflicts of interest that could cause the Company’s stock price to decline.
●	Anti-takeover provisions in the Company’s charter and bylaws under Delaware law may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of the Company difficult.
●	Investments in our Common Stock may provide you with limited rights, and we do not expect to pay cash dividends in the short term.
●	We qualify as a smaller reporting company within the meaning of the Securities Act, and we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

PART I

Item 1. Business.

The Company

Awaysis Capital, Inc. is a real estate management and hospitality company focused on the acquisition, redevelopment, ownership, sale, and management of residential vacation properties and resort communities in desirable travel destinations.

Our business strategy is to identify and reposition real estate properties that management believes have the potential to generate value through improvements, hospitality operations, residential sales, and property management services. Our operations include the development and management of vacation accommodations, short-term and long-term rentals, and related hospitality and property management activities.

Our current operations and development activities are concentrated in Belize, principally in San Pedro on Ambergris Caye. We also have operations in the Cayo District of Belize, which we have recently ceased developing pending a potential unwinding of our acquisition of this property. Although the Company has previously identified opportunities in the Caribbean, Europe, South America, and the United States, these locations represent potential longer-term strategic interests rather than current development commitments.

As of the filing date of this Annual Report on Form 10-K, the Company has no additional properties under contract or option and has not committed to new acquisition targets since September 2025. While we consider properties, assets and companies consistent with our business plan for acquisition or management from time to time, including entering into non-binding letters of intent, we have not entered into nor are we negotiating any definitive agreements for such properties, assets or companies at this time.

Business Strategy and Operating Priorities

The Company’s current operating strategy emphasizes the completion and commercialization of its existing Casamora property, the generation of recurring hospitality, booking and rental revenues, the management of construction expenditures, and the preservation of available capital.

Given the Company’s current financial obligations and the capital requirements associated with its existing developments, management is prioritizing activities expected to produce near-term operating cash flows while evaluating opportunities to reduce indebtedness and improve the Company’s financial position.

The Company intends to continue developing its property management and hospitality operations through a combination of Company-owned accommodations and units owned by third parties who elect to participate in Company-managed booking programs.

Under these arrangements, property owners may retain their units for personal use or enter into management agreements with the Company for short-term or long-term bookings, subject to applicable laws and contractual restrictions. Management fees and the allocation of bookings proceeds are governed by the respective agreements.

The Company’s ability to execute its development strategy depends on several factors, including access to additional financing, operating cash flows, construction costs, market demand, and the availability of qualified contractors and service providers.

Properties

Awaysis Casamora

On June 30, 2022, the Company completed the acquisition of certain real estate assets in San Pedro, Belize (the “Awaysis Casamora Assets”), pursuant to purchase and sale agreements dated April 15, 2022.

The aggregate consideration was approximately $11.4 million, excluding transaction costs and fees, consisting of purchase money mortgages totaling approximately $2.88 million and 56.8 million shares of the Company’s common stock valued at $0.15 per share. The $280,000 purchase money mortgage was repaid on August 8, 2022.

The remaining $2.6 million purchase money mortgage bears no stated interest and is payable on demand, subject to its contractual terms and any subsequent amendments. The Company subsequently rebranded the acquired assets as Awaysis Casamora.

The Awaysis Casamora Assets, which remain under construction, are located in San Pedro, Belize, minutes away from the town core, and is a 2.5 acres site with 300 feet of beach frontage overlooking the reef that is less than a mile offshore. The property is expected to feature 30 renovated 1-, 2- & 3- bedroom private suites, a wellness spa and fitness facility, gourmet dining restaurant, executive remote work center, private roof top lounge, and lap pool. Along the water edge, there is planned a beach bar and waterfront esplanade.

There are 4 distinct components to the property:

●

Oceanfront Condominium Complex. The principal four-story condominium complex contains 20 individually stratified two-bedroom, two-bathroom condominium units, with average interior space of approximately 1,400 square feet and additional balcony areas of approximately 250 square feet.

Twelve units are identified as available for resale. Construction and renovation activities are ongoing, with certain units requiring additional interior finishing and related improvements before they can be offered as completed accommodations.

The Company previously estimated remaining construction expenditures for this component at approximately $2.5 million. Actual expenditures and completion schedules will depend on updated contractor estimates, construction progress, and available financing.

●	Amenities and Commercial Building. The approximately 10,000-square-foot amenities building adjacent to the condominium complex has been renovated and is intended to support commercial and hospitality activities.The building has been leased to a third-party tenant under an arrangement initially providing monthly rental payments of $13,000 USD until June 30, 2027, with an option for an additional two years. The same tenant is leasing the three story mixed use building under the same periods for a monthly payment of $5,500.00 USD.

●

Waterfront Villas. The property includes two two-story waterfront villas. The north villa contains four one-bedroom, one-bathroom units. The south villa contains two one-bedroom, one-bathroom ground-floor units and a three-bedroom, three-bathroom upper-level unit.

The Company has undertaken renovations and refurbishment activities involving these villas, including roofing, balconies, interior improvements, and related construction work. Management is prioritizing the completion and availability of selected units for rental operations, subject to available working capital and construction requirements.

●

Three-Story Mixed-Use Building. The property also includes a three-story mixed-use building with residential and commercial space. The building contains ground-floor office space, second-floor space suitable for residential or other permitted use, and a furnished three-bedroom penthouse.

The Company has previously entered into rental arrangements covering the penthouse and additional space within the building. These arrangements provide recurring rental income and support the Company’s strategy of generating revenue from completed portions of the development.

All villas, suites and units may be occupied by the owner or they may contract with us to manage short or long term bookings of the units for a fee, making it a flexible option for those that either wish to occupy part-time, or that wish to rent their unit without management responsibility.

Development Strategy

Management’s immediate priority is to increase the number of accommodations available for rental and improve the revenue-generating capacity of the existing development.

The Company’s development plan includes completing selected waterfront villa renovations, improving common areas and guest access, and continuing construction activities within the condominium complex as financing permits.

As of the filing date, the Company has identified six units as available for sale or short-term or long-term booking, including four Company-owned units and two units managed on behalf of third-party owners. These are expected to be available for rental for the upcoming peak season.

Management previously estimated total remaining development costs of approximately $3.015 million, comprising approximately $2.5 million for the condominium complex and $515,000 for the waterfront villas. These amounts represent prior development estimates and are subject to revision based on updated construction budgets, engineering assessments, contractor pricing, and the scope of work ultimately approved.

The Company is targeting completion of additional development activities during calendar year 2027. However, there can be no assurance that the Company will complete the improvements within the anticipated period.

The Company’s actual rental rates, occupancy, and revenue performance will depend on the condition and availability of completed units, tourism demand, competition, seasonality, and prevailing market conditions.

Infrastructure and Construction

The Company has undertaken infrastructure and development improvements at Casamora, including utility connections, access improvements, structural assessments, renovations, and building improvements.

The development has received building permits and environmental approvals as previously disclosed. No additional approvals or permits are expected as construction progresses. Management continues to evaluate the scope, sequencing, and funding of the remaining construction work.

Chial Mountain Assets

Acquisition and Financing

On December 31, 2024, Awaysis Belize Ltd., a wholly owned subsidiary of the Company, entered into an acquisition transaction involving Chial Mountain Ltd. and certain related real estate and operating assets located in the Cayo District of Belize (the “Chial Reserve Assets”). The transaction was effective December 20, 2024, pursuant to the applicable purchase and sale agreements and subsequent amendments.

The transaction included the acquisition of Chial Mountain Ltd. and substantially all of its assets, including approximately 63 acres of real property and associated resort development assets.

The originally estimated aggregate purchase consideration was approximately $5.5 million, subsequently adjusted to approximately $4.465 million based on appraisal and transaction-related adjustments. The consideration included cash payments and promissory notes issued in connection with the acquisition, including obligations to Michael Singh, the Company’s Co-Chief Executive Officer and a related party.

The transaction included a $1.5 million secured promissory note bearing no stated interest and a senior convertible promissory note originally issued in the principal amount of $1.6 million, bearing interest at 3.5% per annum, which was subsequently adjusted in connection with the transaction valuation.

Effective June 15, 2026, the Company amended the maturity dates of the secured promissory note and the convertible promissory note to the earlier of December 8, 2026, or the Company’s uplisting to the NYSE American. The notes contain security provisions and customary default remedies as described in the applicable agreements.

On January 30, 2025, Chial Mountain assigned to Awaysis Belize an agreement relating to the potential acquisition of approximately 157 acres of additional property adjacent to the Chial Reserve Assets. The proposed acquisition was subsequently divided into two parcels.

The Company completed the acquisition of an approximately 50-acre parcel on June 30, 2025, for consideration of approximately $250,000. The acquisition of the remaining approximately 107 acres was not completed because the seller was unable to deliver clear title. The related purchase and sale agreement expired in accordance with its terms, and the Company has no further obligation under that agreement.

Following the acquisition of the 50-acre parcel, the Chial property holdings comprised approximately 113 acres.

Description of Assets

Chial Reserve is a residential resort development situated in the Macal River Valley in the Cayo District of Belize. The development includes completed and partially developed residential villas, related infrastructure, and hospitality amenities.

Seven completed two-bedroom villas were identified in the Company’s prior development description. These villas feature private pools, decks, kitchens, and other residential amenities. The completed villas have been sold to third-party owners, and six were identified as participating in the Company’s rental management program.

The property also includes restaurant and café facilities and maintenance and operational infrastructure. The Company’s original development strategy contemplated additional villas, expanded hospitality services, wellness facilities, and related amenities.

However, as discussed below, the Board of Directors has approved pursuing a transaction to divest the Chial assets and unwind the acquisition-related arrangements. Accordingly, the Company is no longer presenting the previously contemplated Chial expansion activities as ongoing Company development commitments.

Proposed Unwinding of Chial Acquisition

On October 9, 2026, subsequent to the Company’s fiscal year ended June 30, 2026, the Board of Directors considered the financial obligations associated with the Chial Reserve Assets, the development’s stage of completion, and the additional capital expenditures anticipated to complete the development.

Following its review, the Board determined that pursuing a divestiture of the Chial Reserve Assets and an unwinding of the related acquisition transactions could be in the Company’s best interests as part of its efforts to reduce indebtedness, limit future capital commitments, and improve its liquidity position.

On October 9, 2026, the Board approved pursuing the proposed divestiture and rescission of the acquisition-related transactions, in consideration for the release and satisfaction of the underlying indebtedness and obligations of the Company associated with those transactions (the “Unwind Transaction”).

Michael Singh, the Company’s Co-Chief Executive Officer and a related party to certain obligations arising from the acquisition, recused himself from the Board’s consideration and approval of the proposed transaction.

The contemplated Unwind Transaction is expected to involve negotiations with Chial Mountain Ltd., BOS, and other applicable parties to establish the terms under which the Chial Reserve Assets and related interests would be transferred or returned in exchange for the cancellation, release, or satisfaction of the applicable acquisition-related indebtedness and obligations.

The Board’s authorization does not constitute completion of the proposed Unwind Transaction. Completion remains subject to the negotiation and execution of definitive agreements, confirmation of the assets and liabilities to be transferred or discharged, any required third-party consents, and satisfaction of applicable legal and regulatory requirements.

The Company anticipates seeking to complete the proposed Unwind Transaction within approximately 60 days following the Board’s approval. However, there can be no assurance that definitive agreements will be executed, that the required debt releases will be obtained, or that the proposed transaction will be completed within the anticipated period or at all.

Until the applicable agreements become effective and the requirements for derecognition are satisfied, the Company will continue to account for the Chial Reserve Assets and related obligations in accordance with applicable U.S. generally accepted accounting principles.

The proposed Unwind Transaction occurred subsequent to June 30, 2026. Its impact on the Company’s consolidated financial statements, including any potential impairment, disposal accounting, debt extinguishment, or other adjustments, remains subject to management’s evaluation.

If completed on the contemplated terms, management expects the Unwind Transaction to reduce acquisition-related indebtedness, audit and compliance fees and eliminate or substantially reduce the Company’s future capital commitments associated with the Chial development. However, the actual financial impact will depend on the final terms of the transaction, the carrying values of the assets and liabilities involved, and any obligations retained by the Company.

Business Outlook Following the Proposed Chial Divestiture

If the proposed Chial Unwind Transaction is completed, the Company’s principal real estate development activities are expected to be concentrated at Awaysis Casamora in San Pedro, Belize.

Management intends to focus on completing selected revenue-generating accommodations, increasing rental and property management revenues, controlling operating expenses, and evaluating opportunities to improve the Company’s liquidity and capital structure.

The Company believes that concentrating its available financial and operational resources on its existing Casamora development may provide a more manageable approach to future operations than pursuing simultaneous development of multiple capital-intensive resort projects.

Nevertheless, the Company’s ability to execute this strategy remains dependent on operating performance, market conditions, and the successful management of its existing obligations. There can be no assurance that the Company will achieve its development objectives, obtain additional financing on acceptable terms, or generate sufficient operating cash flows to fund its obligations and planned improvements.

History

The Company was formed in Delaware on September 29, 2008, under the name ASPI, Inc. (“ASPI”).

On April 25, 2012, ASPI filed an amendment to its Certificate of Incorporation to change its name to JV Group, Inc. and to increase the number of its authorized common shares from One Hundred Million (100,000,000) shares to One Billion (1,000,000,000) shares.

From its formation on September 29, 2008, through September 7, 2011, the Company was a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of Common Stock to create value for the Company’s shareholders.

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

As of November 23, 2021, Michael A. Littman ATTY, Defined Benefit Plan, MAL as trustee, an affiliate of Michael A. Littman, the then secretary and a director of the Company and the owner of 98,108,000 shares of the Company’s Common Stock representing approximately 99.2% of the Company’s issued and outstanding Common Stock, sold 98,008,000 shares to Harthorne Capital Inc., a Delaware corporation (“Harthorne”), for aggregate consideration of $500,000, or approximately $0.0051 per share. This transaction was deemed a change of control, and effective as of November 23, 2021, (a) Calvin D. Smiley, Sr., the Company’s Chief Executive Officer and President, resigned from all officer and employment positions with the Company and its subsidiaries, (b) Michael A. Littman resigned from all officer and employment positions with the Company and its subsidiaries, (c) Michael Singh was appointed Chief Executive Officer, (d) Dr. Andrew Trumbach was appointed President, Chief Financial Officer, Secretary and Treasurer and (e) Lisa Marie Iannitelli was appointed Executive Vice President, Director-Investor Relations. Ms. Iannitelli subsequently resigned from that role.

Contemporaneously, the size of the Board of Directors of the Company was increased from three directors to six directors. Michael Singh was appointed as the initial Chairman of the Board and Dr. Andrew Trumbach and Lisa Marie Iannitelli were each appointed as a director, filling the vacancies on the Board resulting from the increase to the size of the Board.

Effective as of January 7, 2022, Messrs. Littman, Smiley and Green each resigned as directors of the Company. Subsequently, Tyler A Trumbach, Dr. Claude Stuart and Dr. Narendra Kini were appointed to the Board to fill the vacancies resulting from such January 7, 2022 resignations. Ms. Iannitelli resigned as a director effective April 6, 2026.

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

Our principal executive offices are located at 3400 Lakeside Drive, Suite 100, Miramar, Florida 33027. Our main telephone number is (855) 795-3311. Our website is www.awaysisgroup.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report on Form 10-K.

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

In September 2024, the Company entered into leases for the temporary renting out of the two commercial spaces that do not fit into the Company’s overall plans for the Casamora resort, generating revenue of $16,000 per month in the aggregate. Additionally, as of May 2025, the Company is leasing a three bedroom, two bath unit for $2,500 per month. As of the date of this report, the leases are effective through June 2027.

Development Activities

We commenced developing resorts in Belize and intend to expand into other emerging resort markets as funds allow, including building additional phases at existing resorts, including re-acquiring inventory from owners in default and in the open market and sourcing other real estate assets from third parties.

Our development activities involving the acquisition of real estate are expected to be followed by construction or renovation to create integrated resorts under the “Awaysis” banner and brand. These development activities, and the related management of construction activities, are expected to be performed by us as developers or under construction contracts. The development and construction of the resorts require a large upfront investment of capital and can take several years to complete in the case of a ground-up or partially completed project.

In evaluating potential acquisitions, management considers strategic fit with our hospitality and residential model, location and market demand, acquisition and development cost, expected revenue and cash flow, valuation and appraisal support, title and legal due diligence, infrastructure and permitting requirements, the availability of financing, the expected development timeline, and the expected return relative to risk. All acquisitions remain subject to management and Board approval and to the availability of capital.

Marketing and Sales Activities

Our planned marketing and sales activities are expected to be based on targeted direct marketing and a highly personalized sales approach. We intend to use targeted direct marketing to reach potential purchasers of units or sell through a licensed distribution network of both in-market and off-site sales centers. Our products are expected to be marketed for sale globally, to the extent local law permits. We intend to offer owner financing up to 50% of the price of the units. In its current form, the offering of owner financing allows a buyer to pay a minimum of 50% of the purchase price at closing. The remaining balance is to be paid off by giving a mortgage to Awaysis that is registered on title at an interest rate that is slightly higher than commercially available interest rates and amortized over five, ten or twenty-five years where the buyer agrees to make monthly payments to Awaysis until the term is complete and the balance is paid in full. To the extent we are retained by unit owners to manage bookings of their units, and for units we own, we intend to market for short or long term bookings on travel and booking sites such as Travelocity, Booking.com and Airbnb, in addition to our website. We have not devoted any material amounts toward marketing Casamora, as a result of Casamora still being under construction.

Resort Management Activities

Resort Management

We had originally intended for each of our resort properties to enter into a management agreement with Awaysis Capital, LLC, our wholly owned management company subsidiary. Subsequent to the acquisition of our Chial resort, we instead determined that we will provide the management services to the resorts directly and not through a separate management subsidiary. Accordingly, at this time we do not expect to charge the resorts we own a separate management fee for those management services, although that could change in the future. These management services include ensuring that the resorts are well-maintained and financially stable, and day-to-day operations of the resort, maintenance of the resort, preparation of reports, budgets and projections and employee training and oversight.

Short- and Long-Term Bookings

We offer short-term and long-term booking options for unsold units at our resorts as well as manage short- and long-term bookings of units sold to third parties for a fee if the owners elect to avail themselves of these services. By using our websites and other direct booking channels, we are able to reach potential new customers and introduce them to our resorts. These options allow us to generate revenues through the management fees and from the provision of planned ancillary services at the resorts to the customers, such as food and beverage, retail, and spa offerings at our resorts.

Competition

The resort and hotel industry are highly competitive and comprised of several national and regional companies that develop, finance and operate resorts and hotels.

Our business will compete with other entities engaged in the leisure and vacation industry, including resorts, hotels, cruises, and other alternative accommodation, such as condominium and single-family home rentals. We also intend to compete with home and apartment sharing services that operate websites that market available privately-owned residential properties that can be rented on a nightly, weekly, or monthly basis. In certain markets, we may compete with timeshare operators, and it is possible that other potential competitors may develop properties near our resort locations once acquired, developed, and marketed.

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

Supply Chains

While we have not experienced material supply chain disruptions or issues since we commenced construction on Awaysis Casamora, in general supply chain disruptions and the cost of materials, parts and labor have progressively increased and may continue to do so over the long-term. Our construction projects, including renovations and/or maintenance, are a routine and necessary part of our business. We may incur costs for these projects or routine maintenance at our properties that exceed our original estimates due to increased costs for materials or labor or other costs that we do not anticipate. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

Government Regulation

Our business is subject to various international, national, federal, state, and local laws, regulations and policies in jurisdictions in which we operate or intend to operate. Some laws, regulations and policies would impact multiple areas of our business, such as securities, anti-discrimination, anti-fraud, data protection and security and anti-corruption and bribery laws and regulations or government economic sanctions, including applicable regulations under the U.S. Treasury’s Office of Foreign Assets Control and the U.S. Foreign Corrupt Practices Act (“FCPA”). The FCPA and similar anti-corruption and bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or generating business. Other laws, regulations and policies primarily affect one of our areas of business: real estate development activities; marketing and sales activities; financial services activities; and resort management activities. We will continue to be subject to applicable new legislation, rules and regulations that have been proposed, or may be proposed, by federal, state and local authorities relating to the origination, servicing and securitization of mortgage loans.

In Belize, hospitality operations are subject to the licensing and regulatory requirements administered by the Belize Tourism Board and other relevant governmental authorities, including requirements applicable to tourist accommodations, health and safety, environmental matters, and building permits. Hotel licenses are given to the resort properties and not to individual owners as such all short term rental must be managed by resort management.

The Company’s Florida real estate activities are subject to applicable Florida licensing requirements and oversight by the Florida Real Estate Commission. Compliance requirements may vary depending on the jurisdiction, nature of the property, and services provided.

Real Estate Development Regulation

Our real estate development activities are regulated under a number of different statutes in the jurisdictions we intend to operate, including Belize. We would generally be subject to laws and regulations typically applicable to real estate development, subdivision, and construction activities, such as laws relating to zoning, land use restrictions, environmental regulation, accessibility, title transfers, title insurance and taxation. In Belize, these include the equivalent to the U.S. Americans with Disabilities Act and the Accessibility Guidelines promulgated thereunder. In addition, we may be subject to laws in some jurisdictions that impose liability on property developers for construction defects discovered or repairs made by future owners of property developed by the developer.

Marketing and Sales Regulation

Our marketing and sales activities are highly regulated. A wide variety of laws and regulations govern our marketing and sales activities, including regulations implementing the USA PATRIOT Act, Foreign Investment In Real Property Tax Act, the Federal Interstate Land Sales Full Disclosure Act and fair housing statutes, U.S. Federal Trade Commission (“FTC”) and state “Little FTC Act” and other regulations governing unfair, deceptive or abusive acts or practices including unfair or deceptive trade practices and unfair competition, state attorney general regulations, anti-fraud laws, prize, gift and sweepstakes laws, real estate, title agency or insurance and other licensing or registration laws and regulations, anti-money laundering, consumer information privacy and security, breach notification, information sharing and telemarketing laws, home solicitation sales laws, tour operator laws, lodging certificate and seller of travel laws and other consumer protection laws.

We must obtain the approval of numerous governmental authorities for our existing and planned marketing and sales activities. Changes in circumstances or applicable law may necessitate the application for or modification of existing approvals.

Resort Management Regulation

Our resort management activities are expected to be subject to laws and regulations regarding community association management, public lodging, food and beverage services, liquor licensing, labor, employment, health care, health and safety, accessibility, discrimination, immigration, gaming, and the environment (including climate change).

Environmental Matters

We are subject to certain requirements and potential liabilities under various U.S. federal, state and local and foreign environmental, health and safety laws and regulations and incur costs in complying with such requirements. These laws and regulations govern actions including air emissions, the use, storage and disposal of hazardous and toxic substances, and wastewater disposal. In addition to investigation and remediation liabilities that could arise under such laws, we may also face personal injury, property damage, fines, or other claims by third parties concerning environmental compliance or contamination. We use and store hazardous and toxic substances, such as cleaning materials, pool chemicals, heating oil and/or fuel for back-up generators at our facilities, and we expect to generate certain wastes in connection with our planned operations. We may, from time to time, be responsible for investigating and remediating contamination at our facilities, such as contamination that has been discovered when we have removed underground storage tanks, and we could be held responsible for any contamination resulting from the disposal of wastes that we generate, including at locations where such wastes have been sent for disposal. In some cases, we may be entitled to indemnification from the party that caused the contamination pursuant to our management, construction, or renovation agreements, but there can be no assurance that we would be able to recover all or any costs we incur in addressing such problems. From time to time, we may also be required to manage, abate, remove, or contain mold, lead, asbestos-containing materials, radon gas or other hazardous conditions found in or on our planned properties.

Human Capital

Currently, we have 20 employees, including four executives. Three employees are located in the U.S., with the remaining 17 employees located in Belize. Of those Belize employees, twelve work at Chial Reserve, four work at Awaysis Casamora, and one is an executive. We presently do not have pension, health, annuity or, insurance; however, we intend to adopt some or all of such employee benefits in the future. There are presently no personal benefits available to any officers, directors, or employees. These employees oversee day-to-day operations of the Company. As required, we also engage consultants to provide services to the Company both in the U.S. and Belize, including real estate, regulatory, legal and corporate services. We are subject to labor laws and regulations that apply to our locations in the U.S. and Belize. These laws and regulations principally concern matters such as pensions, paid annual vacation, paid sick days, length of the workday and work week, minimum wages, overtime pay, insurance for work-related accidents, severance pay and other conditions of employment. We have no unionized employees.

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

As of June 30, 2026, we had cash of approximately $380,773 and total current liabilities of approximately $11,056,451. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities. We recently commenced rentals of a few “rental ready” units at Chial Reserve and expect sales of units at our properties to also generate cash flow for working capital.

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

During the fiscal years ended June 30, 2026, and 2025, we recognized a net loss of $2,586,639 and $2,724,941, respectively. We had an accumulated deficit as of June 30, 2026, and 2025 of $17,917,948 and $15,331,309, respectively. We expect to incur significant losses for the foreseeable future as we continue to implement our business plan and acquire, develop and operate a range of hospitality properties. In the future, acquisition and development of such additional properties, together with anticipated general and administrative expenses, will likely result in the Company incurring further significant losses.

To become profitable, we must successfully implement our proposed business plan and strategies, either alone or in conjunction with possible collaborators. We may never have any significant recurring revenues or become profitable.

We are pursuing a potential unwinding of our acquisition of the Chial Reserve Assets, and whether or not an unwinding is completed, it could materially and adversely affect our business, financial condition, results of operations and the trading price of our Common Stock.

We acquired the Chial Reserve Assets on December 31, 2024 from Chial Mountain Ltd., an affiliate of Michael Singh, our Co-Chief Executive Officer, for consideration that included cash and promissory notes. In light of the significant indebtedness we incurred to acquire the assets. The early stage of its development, and the projected costs to operate and fully develop Chial Reserve, which is substantial, we are pursuing an unwinding and rescission of the acquisition. No definitive terms for any unwinding have been agreed, and there can be no assurance as to whether, when or on what terms any unwinding will occur.

If we pursue an unwinding and it is not completed, we may be required to retain the Chial Reserve Assets at a purchase price that we believe exceeds their value, and to repay or refinance the related promissory notes held by BOS and Mr. Singh, which currently mature on the earlier of December 8, 2026 or the uplisting of our Common Stock to the NYSE American and are secured by first priority liens on substantially all of our assets. Negotiations relating to the unwinding could be protracted and costly, could divert the attention of management, including Mr. Singh, who would have interests in such matters that differ from those of the Company and our other stockholders, and could result in impairment charges or other adjustments to the carrying value of the Chial Reserve Assets. A failed or prolonged unwinding process could also create uncertainty among our employees, customers, villa owners, lenders and investors, and could impair our ability to obtain financing or complete an uplisting.

On the other hand, if an unwinding is completed, we would no longer own Chial Reserve, which we originally expected to generate a substantial portion of our revenue in the short term, including from villa sales and villa booking fees, and which employ a majority of our Belize-based employees. As a result, our revenues could decline or not increase as projected, our operations would be concentrated in the Awaysis Casamora Assets, which remain under construction and depend on financing we have not yet fully obtained, and we may again have limited operating revenues. We may not recover all of the cash consideration we paid at closing, the amounts we have invested in developing the Chial Reserve Assets, or our transaction costs. An unwinding could also require us to resolve obligations to purchasers of villas who financed their purchases under developer mortgages, to owners who participate in our rental program, and to third parties with whom we have contracted in respect of the Chial Reserve Assets, and could result in tax, regulatory or accounting consequences in Belize and the United States, including the presentation of the Chial Reserve Assets as discontinued operations and losses upon disposition. Any of these consequences could also adversely affect the market’s perception of our business strategy and the trading price of our Common Stock.

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

When determining the price to construct and develop its projects, we generally take into account factors including, the nature, scale, complexity and location of the relevant project, as well as the estimated material, labor and equipment cost. As such, whether we are able to achieve our target profitability in any project is significantly dependent on our ability to accurately estimate and control these costs. The actual time taken and cost involved in implementing the construction and development of our project may be adversely affected by a number of factors, such as shortage or cost escalation of materials and labor, adverse weather conditions, accidents, and any other unforeseen problems and circumstances. As of the aforesaid factors may give rise to delays in completion of works or cost overruns, which in turn result in a lower profit margin or even a loss for a project, thereby materially and adversely affecting our financial condition, profitability or liquidity.

We are subject to significant accounts payable and other current liabilities.

We have accounts payable and other current liabilities of approximately $717,045 as of June 30, 2026. We also incur indebtedness from time to time to fund operations or acquire assets, such as recent loans from certain of our affiliates totaling in excess of $6.4 million. Our operations are not currently able to generate sufficient cash flows to meet our payable and other liabilities, which could reduce our financial flexibility, increase interest expenses, and adversely impact our operations. We have not historically generated sufficient cash flow from operations to enable us to repay indebtedness and to fund other liquidity needs. Such indebtedness could affect our operations in several ways, including the following:

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

We have issued promissory notes to Michael Singh, our Co-CEO and his affiliate that are set to mature on December 8, 2026, with an aggregate outstanding principal balance of $5.2 million. If we are unable to repay these notes at maturity or extend the maturity date, and we are unsuccessful in unwinding our acquisition of Chial Reserve and the related indebtedness, our Co-CEO and his affiliate may have the right to accelerate the obligations and foreclose on the collateral securing such notes, which may include the properties we have acquired using the proceeds of these loans. In such event, we could lose control of strategic properties that are critical to our business operations.

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

Supply chain disruptions and the cost of materials, parts and labor have progressively increased and may continue to do so over the long-term. Our construction projects, including renovations and/or maintenance are a routine and necessary part of our business. We may incur costs for these projects or routine maintenance at our properties that exceed our original estimates due to increased costs for materials or labor or other costs that we do not anticipate. We also may be unable to complete our development projects on schedule due to supply chain disruptions or labor shortages.

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

Between November 15, 2024, and December 20, 2024, we borrowed an aggregate of approximately $3.3 million under a Secured Promissory Note dated December 1, 2024, as amended. BOS Investment Inc. is an affiliate of Michael Singh, the Company’s Co-CEO. A portion of the loan proceeds was used for the acquisition of our Chial resort property from another affiliate of Mr. Singh. The Company’s entry into this loan arrangement and line of credit presents a conflict of interest, as Mr. Singh is affiliated with both the lender and the borrower. We are now pursuing with Mr. Singh an unwinding of that transaction. This dual affiliation could require him to take actions on behalf of the lender that are adverse to the Company’s interests, which could materially adversely affect our business.

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) a $1,500,000 secured promissory note, dated December 21, 2024, as amended, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of December 8, 2026 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024, as amended, adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on December 8, 2026 or the uplisting of the Company to the NYSE American. As of June 30, 2026, the balance was trued-up to $300,535 due to villa sales and acquisition cost adjustments.

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the Loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the Note, on December 8, 2026. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to the maturity date, at an exercise price per share of $0.16. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026.

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

We intend from time to time to sell individual units in our resort properties to third parties. These unit holders will be offered the right to retain us to manage those units for short or long-term stays by tourists, in which case we will receive a fee from the unit holder for any bookings we manage. We believe, based on applicable law and related guidance, including the SEC’s framework under SEC Release No. 33-5347 and relevant case law, that the offer and sale of these units do not constitute an offer or sale of a “security” under the Securities Act of 1933, as amended, and therefore do not require registration or an exemption.

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

Risks Related to Being a Public Company

We continue to incur increased legal, accounting, compliance and corporate governance costs, and our management is required to devote significant time to complying with the requirements applicable to a public company.

We incur significant legal, accounting and other expenses as a public company with shares quoted on OTCID, including being subject to the responsibilities, obligations, and reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC, the OTC Markets and any national securities exchange we may list in the future and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices.

Our management and other personnel need to devote an increasing and substantial amount of time to these public company requirements. Moreover, we expect these new rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We may need to hire additional legal, accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which we do not have the funds to afford at this time.

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

The rules and regulations applicable to public companies, whether or not listed on a national securities exchange, make it more expensive for us to obtain and maintain director and officer liability insurance. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

All of the above risks may increase as, if and when we are successful in listing our common stock on a national securities exchange, of which we can give no assurance of success.

We have been unable to maintain effective disclosure controls and procedures, which could result in our stock price and investor confidence being materially and adversely affected.

We are required to maintain disclosure controls and procedures that are effective. To date, we have identified ineffective disclosure controls and procedures, mainly relating to the failure to timely file, or file, certain reports under the Securities Act of 1933 and the Securities Exchange Act of 1934. The past and current failure of controls or absence of adequate controls could result in a material adverse effect on our business and financial results, resulting in downwards pressure on our stock price, decreasing investor confidence and possibly adverse regulatory and legal actions against us.

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

We may not be able to satisfy listing requirements of a national securities exchange or obtain or maintain a listing of our Common Stock on a national securities exchange.

We intend to apply to list our Common Stock on a national securities exchange, although we do not have a definitive timeline for doing so. If our Common Stock is listed on a national securities exchange, we must meet certain financial and liquidity criteria to maintain such listing. If we violate the exchange’s listing requirements, our Common Stock may be delisted. If we fail to meet any of the exchange’s listing standards, our Common Stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our Common Stock from a national securities exchange may materially impair our stockholders’ ability to buy and sell our Common Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Common Stock. Our inability to list on a national securities exchange, or, if successful, a subsequent delisting of our Common Stock could significantly impair our ability to raise capital and the value of your investment.

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

Harthorne Capital, Inc., which is owned by certain of our executive officers and directors, along with Mr. Singh and Dr. Trumbach, collectively beneficially owns shares of our Common Stock equal to approximately 65% of our outstanding shares of Common Stock. As a result, such individuals will have the ability, acting together, to substantially influence the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our Company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. Additionally, such ownership concentration and leadership positions give Mr. Singh and Dr. Trumbach the power to control, or substantial influence over, employment decisions, including compensation arrangements for themselves. Furthermore, this concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. These individuals also have significant control over our business, policies and affairs as officers and/or directors of our Company. These stockholders may exert influence in delaying or preventing a change in control of the Company, even if such change in control would benefit the other stockholders of the Company. Lastly, the significant concentration of stock ownership may adversely affect the market value of the Company’s Common Stock due to investors’ perception that conflicts of interest may exist or arise. Therefore, you should not invest in reliance on your ability to have any control over the Company. In addition, stock ownership of insiders and management, at high levels of ownership, may induce executive decisions inconsistent with growth-oriented risk-taking.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Since 2022, we have been primarily focused on launching our real estate management and hospitality business. We have 20 employees and currently use third-party vendors and service providers for other activities.

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

Our Chief Financial Officer is responsible for assessing and managing cybersecurity risks, through his oversight of our IT service provider that manages our IT. Our CFO has a Doctorate Degree in Information Technology Management and has specific cybersecurity expertise. The Company has an Information Technology Policy that, among other things, governs and provides cybersecurity policies and processes, including defining safety measures to protect the Company’s confidentiality, integrity and availability of data and other intellectual properties, as well as to define the manner in which information is stored, saved and routed in the Company’s network. Additionally, the Board and management believe cybersecurity represents an important component of the Company’s overall approach to risk management and oversight.

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

Item 2. Properties.

Our principal executive office is located at 3400 Lakeside Drive, Suite 100, Miramar, Florida, pursuant to a 62-month lease that commenced at or around September 1, 2022. This facility, consisting of 2,349 square feet, provides the space and infrastructure necessary to accommodate our present operations, based on our current business plan. The annual rent for the first lease year was approximately $86,000, with subsequent lease years subject to escalation clauses. We made aggregate lease payments of $86,400 during the fiscal year ended June 30, 2026.

See “Item 1. Business” above for a description of our Awaysis Casamora property and our Chial Reserve property.

Indebtedness consists of the construction facility from The Belize Bank Limited in the amount of $2,000,000 plus $51,500 in loan and closing cost fees, bearing interest at 8% and maturing September 30, 2036, with the first six months interest-only and secured by certain of the Casamora assets, and approximately $3.3 million in principal from affiliated-party financing provided by BOS Investment Inc., an affiliate of our Co-Chief Executive Officer Michael Singh, bearing interest at 3.5% and secured by substantially all of our assets.

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

Quarter Ended	High	Low

June 30, 2026	$0.0710	$0.0216
March 31, 2026	$0.1550	$0.0360
December 31, 2025	$0.2900	$0.0500
September 30, 2025	$0.3950	$0.0585

June 30, 2025	$0.4050	$0.0800
March 31, 2025	$0.7300	$0.1500
December 31, 2024	$0.7400	$0.2000
September 30, 2024	$1.1800	$0.2521

As of June 30, 2026, there were approximately 347 holders of record of our common stock, and the last reported closing sales price of our common stock on that date was $0.33.

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

Equity Compensation Plan Information Table

The following table provides information about shares of our common stock that may be issued upon the exercise of options under all of our existing compensation plans as of June 30, 2026.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Plan Category
Equity compensation plans approved by security holders:
2022 Omnibus Performance Award Plan(1)	-	-	19,775,931

Equity compensation plans not approved by security holders:	-	-	-
Options to Purchase Common Stock (Michael Singh)	11,250,000	$0.32	-
Options to Purchase Common Stock (Andrew Trumbach)	11,250,000	$0.32	-

Total	22,500,000		19,775,931

(1) Does not include 1,500,000 options to purchase our common stock authorized but not yet issued to Tyler Trumbach, our Chief Legal Officer and a director.

Unregistered Sale of Securities

During the fiscal year ended June 30, 2026, the Company has made the following issuances of its unregistered securities, none of which involved any underwriter, underwriting discounts or commissions. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof.

On August 15, 2025, the Company issued 61,957 shares of its Common Stock as consideration for services rendered by a third-party service provider and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On November 21, 2025, the Company issued 760,371 shares of its restricted common stock at a price per share of $0.21 related to a partial satisfaction of accrued interest related to a note payable. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On November 21, 2025, the Company issued an aggregate of 99,999 shares of its restricted common stock to certain investors at a price per share of $0.15. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On December 31, 2025, the Company issued an aggregate of 1,107,127 shares of its Common Stock as consideration for services rendered by third-party service providers and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On December 31, 2025, the Company issued an aggregate of 22,167,628 shares of restricted Common Stock at a price per share of $0.12, in lieu of accrued cash compensation owed to Mr. Singh, Dr. Trumbach, and Mr. Trumbach. Prior to issuance, Mr. Singh and Dr. Trumbach assigned and gifted their respective rights to receive these shares to immediate family members. The issuance of these securities was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On April 27, 2026, the Company issued 3,640 shares of its restricted common stock to an investor at a price per share of $0.30. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On April 27, 2026, the Company issued 13,228 shares of its restricted common stock to an investor at a price per share of $0.32. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

On April 28, 2026, the Company issued 52,805 shares of its Common Stock as consideration for services rendered by a third-party service provider and were subject to restrictions on transferability. The transaction was exempt from registration under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving any public offering and were subject to restrictions on transferability.

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

The Company generates revenue, or intends to generate revenue, primarily through:

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

The Company reconciles bookings, fees, and allocations for each property owner on a monthly basis. Rental income collected on behalf of owners is segregated and tracked by individual unit. Amounts due to owners are subsequently remitted in accordance with the terms of their respective agreements, after deducting applicable management fees, commissions, taxes, and other agreed-upon charges.

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

Additionally, our operating subsidiary is a licensed hotel operator in Belize and maintains compliance with applicable laws and regulations administered by the Belize Tourism Board and other relevant governmental authorities. Our operations are subject to the requirements of the Belize Hotels and Tourist Accommodation Act and related regulations, which govern the licensing, classification, and operation of hospitality establishments throughout the country.

Revenues

Our business is expected to encompass a diverse range of activities, including development and management of residential/resort communities, sales, hospitality, resort operations, and club management. We anticipate generating revenues from a combination of the following primary sources:

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

As of June 30, 2026, our revenues consist primarily of:

●	Monthly villa booking income;
●	Rental income; and
●	Villa sales.

These revenue sources reflect the initial stages of our operating model as we continue to scale our property portfolio and service offerings.

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

Results of Operations - Fiscal Years Ended June 30, 2026, and June 30, 2025

We commenced activities and started to incur material costs in the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. Our business strategy continued throughout the fiscal year ended June 30, 2026, with focus on development and increased revenues from villa sales and booking management income.

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

Revenues

We recognized total revenue of $1,286,305 and $441,059, during the fiscal years ended June 30, 2026, and 2025, respectively. During fiscal year 2026, Casamora generated $233,436 in rental revenue from leasing space to a tenant, Chial Reserve generated $1,048,595 revenue from villa sales, monthly booking income of villas, and management fee income, and Awaysis Capital generated $4,274 in other commission related revenue.

Revenue generated during fiscal year 2025 consists primarily of Casamora Rental Revenue of $202,637, Chial Reserve revenue of $148,531 consisting of monthly booking income of villas, management fee income, Awaysis Capital other commission income from the sale of real property of $89,890. The increase in revenue from fiscal year 2025 to fiscal year 2026 was a result of increased booking and rental revenues, management fee income, and sales of two villas.

Cost of Goods Sold

During the fiscal years ended June 30, 2026, and 2025, we incurred cost of goods sold of $735,302 and $0, respectively, consisting of the sale of two villas.

Sales and Marketing Expenses

During the fiscal years ended June 30, 2026, and 2025, we incurred sales and marketing expenses of $126,470 and $189,339, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The decrease in sales and marketing expenses from fiscal year 2025 to fiscal year 2026 relates to decreased sales commission expense, marketing services expenses, and press releases. We have not devoted any material amounts toward marketing Casamora, as a result of Casamora still being under construction.

General and Administrative Expenses

During the fiscal years ended June 30, 2026, and 2025, we incurred general and administrative expenses of $2,968,480 and $2,951,243, respectively.

General and administrative costs reflect continued investment in:

●	Corporate infrastructure;
●	Public company compliance; and
●	Operational scaling.

The slight increase in general and administrative expenses from fiscal year 2025 to 2026 relates to an increase in salaries, rental related expenses such as booking fees and rental fees due to owners, offset by a decrease in professional and legal fees.

Operating Loss

During the fiscal years ended June 30, 2026, and 2025, we recognized operating losses of $(2,543,947) and $(2,699,523), respectively. These losses were primarily driven by operating expenses incurred as we continued to scale our hospitality operations under the Awaysis brand and the other reasons discussed further above.

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

Other (Income) Expenses

During the fiscal years ended June 30, 2026, and 2025, we incurred net other expenses of $42,692 and $25,418, respectively, consisting of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

Net Loss

During the fiscal years ended June 30, 2026, and 2025, we recognized net losses of $(2,586,639) and $(2,724,941), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustain the corporate existence, comply with a public company reporting obligations and support our increase in operations.

The decrease in net loss from fiscal year 2025 to fiscal year 2026 was principally driven by increased revenue generated from the sale of two villas at Chial, increased revenue and management income, as well as operational factors described above. These improvements were partially offset by the ongoing costs associated with scaling our hospitality operations under the Awaysis brand and preparing for future capital-raising activities.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $380,773 and positive working capital surplus of $25,464.

The Company currently relies on:

●	Operating cash flows (limited during development stage);
●	Related party financing; and
●	Capital raising activities.

The Company intends to pursue from time to time:

●	Equity financing transactions;
●	Potential uplisting to a national securities exchange; and
●	Strategic asset monetization.

We believe we have sufficient cash on hand, together with existing funding commitments, to meet our basic operational needs for at least the next 12 months, assuming continued extensions of repayment under our existing indebtedness. This does not take into account the potential unwinding of our acquisition of Chial Reserve. We expect that the anticipated development costs associated with our initial properties will be funded through a combination of pre-sales, investor subscriptions, advances, or loans from our principal shareholders, rather than through our current cash balances. We will, however, need to raise additional capital to meet our long-term operating and development requirements.

Our most significant capital requirement is the completion of construction at the Awaysis Casamora Assets, for which we expect remaining costs of approximately $3,015,000. We expect to fund this requirement through a combination of advances under the Belize Bank construction facility, of which $877,430 had been advanced as of June 30, 2026, against a total facility of $2,051,500, proceeds of villa and unit sales, operating cash flow and additional debt or equity financing. The Belize Bank facility is the only committed construction financing we have in place, and the balance of this requirement is therefore dependent on financing we have not yet obtained. Development activity at the Chial Reserve Assets, including the Spa and Wellness Center, has recently been suspended pending the potential unwinding of our acquisition of Chial Reserve, and would represent additional capital requirements for which we have not established committed funding.

Known trends and uncertainties that are reasonably likely to affect our future results include the following:

●	The potential unwinding of our acquisition of Chial Reserve, and the suspension of further development of Chial Reserve pending such potential unwind.
●

Unit availability at the Awaysis Casamora Assets was unchanged between June 30, 2026 and September 15, 2026, which may delay the increase in hospitality revenue we have anticipated as additional units are placed into the rental program.

●	The rental average occupancy rate at the Chial Reserve Assets was approximately 14% as of June 30, 2026, and our ability to improve that rate depends on completion of planned amenities and on demand in the Cayo District market.
●	In the event the potential unwinding of our acquisition of Chial Reserve does not occur, construction of the Chial restaurant facilities was completed after the fiscal year end, and we expect the restaurant to begin contributing food and beverage revenue, and associated operating costs, in fiscal year 2027.

Because villa sales at Chial have been a substantial component of revenue, and because no completed units were held for sale at June 30, 2026 and further because of the potential unwind of our acquisition of Chial Reserve, our revenue in future periods may not be indicative of the revenue reported for the fiscal year ended June 30, 2026.

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

As of June 30, 2026, we owed this affiliate shareholder approximately $758,072, which funds were used to cover certain Company expenses and to support our operations.

Between December 20, 2024, and June 30, 2026, the Company borrowed an aggregate of $3,350,154, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a then-planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. Since then, the Company and BOS agreed not to pursue an agreement to memorialize the remaining planned $2.0 million line of credit. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of Chial Reserve and the remainder to further develop the Company’s Awaysis Casamora Assets.

On March 16, 2026, Awaysis Belize Ltd, a wholly owned subsidiary of Awaysis Capital, Inc. secured a construction loan from a primary Belize Bank in the amount of $2,051,500 ($2,000,000 loan and $51,500 in loan and closing cost fees) bearing an interest rate of 8% and a maturity date of September 30, 2036. The terms of the loan consist of the first 6 months allowing interest only payments. The loan will be to finalize the construction of the Awaysis Casamora properties within the next 12 months, with an estimated date of completion of March 2027.

As of June 30, 2026, we had total liabilities of approximately $12 million. The Company did not as of June 30, 2026 have the cash flow or the assets to repay all of such amounts when due. The Company has historically been successful in extending the maturity date of a significant portion of such liabilities, but can give no assurance that it will be successful in the future.

If we are unable to obtain additional advances from our affiliate shareholder, we anticipate facing major challenges in raising the necessary funding to repay our substantial indebtedness and affect our business plan. Raising debt or equity funding for small publicly quoted penny stock companies is extremely challenging. We can provide no assurance that financing will be available in the amounts it needs or on terms acceptable to it, if at all.

If we are not able to secure adequate additional working capital when it becomes needed, we may be required to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or suspend or curtail planned acquisitions and developments. Any of these actions could materially harm our planned business.

Our plan for satisfying our cash requirements for the next 12 months and beyond or to further expand our asset base is through the generation of rental and bookings revenues, sale of units at our resorts once complete, sale of shares of our capital stock to third parties and advances from our affiliate shareholder. We also expect our cash requirements to be substantially reduced upon the unwinding and return of Chial Reserve, of which we can give no assurance of success. While we are seeking to raise capital through the sale of our common stock or through other offerings of securities, we cannot assure you we will be successful in raising any or all of such capital and in meeting our working capital needs. The capital raises from issuances of equity securities could result in additional dilution to our shareholders. In addition, if we determine to incur indebtedness to finance our operations or growth, such debt may impose debt service obligations, restrictive operating or financial covenants, and other limitations that could constrain our business activities and operational flexibility.

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Year Ended
	June 30,
	2026	2025
Cash used in operating activities	$(787,952)	$(4,808,550)
Cash used in investing activities	(27,641)	(1,042,124)
Cash provided by financing activities	975,457	5,325,592
Change in cash	$159,864	$(525,082)

Cash Flows from Operating Activities

We generated negative cash flows from operating activities in the fiscal year ended June 30, 2026, compared to the fiscal year ended June 30, 2025. Net cash flows used in operating activities were $(787,952) and $(4,808,550) for the fiscal years ended June 30, 2026, and 2025, respectively. Net cash used in operating activities primarily consisted of selling, marketing, and general operating expenses, as well as increased spending on construction in progress-related costs incurred to prepare properties for sale or rental. The reduction in operating cash outflows year over year reflects improved revenue generation and lower marketing expenditures, partially offset by ongoing operational investments as we continue to scale our hospitality and real estate activities.

Cash Flows from Investing Activities

During the fiscal years ended June 30, 2026, and 2025, net cash flow used for investing activities was $(27,641) and $(1,042,124), respectively. Net cash used in investing activities primarily consists of the purchase of assets and properties. The reduction in investing cash flow reflects the purchase of Chial Reserve Assets in fiscal year 2025 as compared to fiscal year 2026 where the company is transitioning into active property development.

Cash Flows from Financing Activities

During the fiscal years ended June 30, 2026, and 2025, net cash from financing activities was $975,457 and $5,325,592 respectively. The positive cash flow from financing activities reflects additional funding received to support our operational and development activities.

In 2022 through June 30, 2026, we have financed our operations by way of advances from our current majority shareholders, issuance of shares and debt for real estate inventory, in addition to cash raised from the private placement offering affiliate loans, and a construction loan. During the fiscal year ended June 30, 2025, the Company drew down $3,350,154 received on a line of credit from BOS Investment Inc, an affiliate of the Company, and additional convertible loans all from our majority shareholders. During the fiscal year ended June 30, 2026, the Company closed on a $2,000,000 construction loan, which has been drawn down by $877,430 as of June 30, 2026.

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

Going Concern

As of June 30, 2026, the Company had cash and cash equivalents of $380,773 and has experienced recurring operating losses. The Company also has significant outstanding debt obligations, including approximately $7.4 million of promissory notes scheduled to mature on December 8, 2026, and a demand promissory note with an outstanding principal balance of approximately $2.6 million, for which a demand for repayment has been received.

Management forecasts projected positive net cash flows of approximately $315,400 over the 12-month period, with a liquidity strategy including the continued generation of rental revenues, monetization of selected real estate assets, management of operating expenditures, and negotiated repayment or restructuring arrangements with existing creditors including divesting of Chial Mountain Ltd and its related debts.

Management continues to evaluate and negotiate the terms of its outstanding debt obligations, including those scheduled to mature in December 2026 and the demand obligation. The Company intends to seek partial repayment of certain obligations and the management of remaining balances through negotiated arrangements with creditors.

Based on management’s evaluation of its operating forecasts, anticipated asset monetization, and debt management plans, management believes that these measures, upon satisfactory confirmation of their implementation and effectiveness, are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of the Company’s financial statements for the fiscal year ended June 30, 2026 included in this Annual Report on Form 10-K.

The Company’s ability to execute these plans remains subject to risks and uncertainties, including the timing and realization of anticipated property sale proceeds, continued operating cash flows, and the successful negotiation of outstanding debt obligations and the unwinding of the Chial Reserve transaction.

Critical Accounting Policies

The Company applies judgment and estimates that may have material effect in the eventual outcome of assets, liabilities, revenues and expenses, accounts receivable, inventory, and goodwill. The following explains the basis and the procedure where judgment and estimates are applied.

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

The classification of completed real estate units as either inventory or fixed assets is based on management’s intent at the time the property is substantially completed. Properties intended for sale in the ordinary course of business are classified as inventory. Properties intended to be held and utilized in the Company’s hospitality operations, including short-term rental programs, are classified as fixed assets when substantially completed and available for its intended use.

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

As of June 30, 2026, the Chief Executive Officers and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2026 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the late filing of certain reports with the Securities and Exchange Commission. The Company’s management is seeking to remedy this deficiency.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a - 15(f) of the Exchange Act). There are inherent limitations to the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time. We have assessed the effectiveness of our internal controls over financial reporting (as defined in Rule 13a -15(f) of the Exchange Act) as of June 30, 2026, and have concluded that, as of June 30, 2026, our internal control over financial reporting were not effective, primarily because of our material weaknesses in our disclosure controls and procedures.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management reports in this annual report.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter and year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fiscal year ended June 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On June 15, 2026, the following indebtedness came due, and of which the Company did not repay upon such maturity date:

●	$1,500,000 Secured Promissory Note, dated December 21, 2024, as amended, between the Company and Mr. Singh, which bears no interest;

●	$1,600,000 Senior Convertible Promissory Note, dated December 20, 2024, as amended, between the Company and Michael Singh, bearing interest at 3.5% per annum;

●	$3,000,000 Secured Promissory Note, dated December 1, 2024, as amended, bearing interest at 3.5% per annum;

●	$150,000 Convertible Promissory Note dated May 21, 2025 with Andrew Trumbach, bearing interest at 12% per annum;

●	$1,100,000 Convertible Promissory Note dated June 26, 2024 with Harthorne Capital, bearing interest at 12% per annum;

●	$20,000 Promissory Note dated January 2, 2026 with Kini Consult, bearing interest at 8% per annum; and

●	$50,000 Promissory Note dated March 31, 2026 with Dr. Narendra Kini, bearing interest at 8% per annum.

In October 2026, effective as of June 15, 2026, the Company amended all of such indebtedness to extend their respective maturity dates to December 8, 2026.

On July 7, 2026, Laya Management Corp., the assignee of Curah Capital Corporation, the original holder of the Company’s June 30, 2022 Demand Promissory Note in the principal amount of $2,600,000, delivered a demand for repayment of the outstanding obligation, and as of that date the Company has been in default due to non-payment of the amounts due.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Board of Directors

We currently have five directors serving on our Board. The following table lists the names, ages and positions of the individuals who serve as directors of the Company, as of October 15, 2026:

Name	Age	Titles
Michael Singh	60	Co-Chief Executive Officer and Director
Dr. Andrew E. Trumbach	65	Director, Co-Chief Executive Officer and CFO
Dr. Claude Stuart	65	Director
Dr. Narendra Kini	64	Chairman of the Board
Tyler Trumbach	36	Director and Chief Legal Counsel

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

Dr. Claude Stuart, Director. Dr. Stuart has been a member of the Company’s Board of Directors since February 17, 2022. Dr. Stuart is an Adjunct Assistant Professor of Mathematics at Farmingdale State College of the State University of New York, and an instructor for the New York City Department of Education for more than the past five years. He earned a Bachelor of Science in Economics from Rider University, a Juris Doctorate from Seton Hall University School of Law, a Master of Science in Mathematics from St. John’s University, and a Doctorate in Education Administration from Dowling College, New York. He is an attorney and is admitted to practice law in the New Jersey Supreme Court and Federal Court as well as in the country of Belize. He is a trustee of the New York Annual Conference of the United Methodist Church, a not-for-profit organization, a member of the Council of Finance and Administration, and a member of the Audit Committee and the Board of Camping and Retreat Ministries. He is the Vice-President and Treasurer of Friends Supporting the Anglican Diocese of Belize Inc., a not-for-profit organization registered in the State of New York. He is also the Northeast-Regional Director of Benjamin Banneker Association, an affiliate of The National Council of Teachers of Mathematics and a member of several research and professional organizations.

The Company believes that Dr. Stuart is qualified to serve as a member of the Board of Directors due to his experience as an attorney and his education.

Dr. Narendra M. Kini, Chairman and Director. Dr. Kini has been a member of the Company’s Board of Directors since February 17, 2022. On August 30, 2025, he was appointed to serve as the Chairman of the Board. Dr. Kini has more than 25 years’ experience as a Chief Executive Officer, Chief Medical Officer, and an ER and Trauma doctor. Dr. Kini most recently served as the Chief Medical Officer of the State of Florida COVID-19 Infectious Disease Field Hospital System where he oversaw all clinical personnel for the 9-hospital system. In that role, Dr. Kini provided training and in-servicing, ran drills with clinical staff, ensured quality patient care, and provided guidance regarding necessary equipment and supplies to treat COVID-19 patients. Prior to that, from January 2008 until June 2019, Dr. Kini served as the Chief Executive Officer for Nicklaus Children’s Hospital (f/k/a Miami Children’s Hospital), providing management to the 26 facilities in the system and a 309-bed hospital with 3,000 employees and 700 plus physicians. He also provided ancillary and clinical operations leadership as the Chief Medical Officer for Trinity Health, a 45-hospital, $5 billion system. Dr. Kini also works as a consultant for innovation in digital health at KiniConsult LLC, a company he founded in 2019. A graduate from University of Alabama and Medical College of Wisconsin, Dr. Kini has a Master of Science in Health Management to complement his Medical Doctorate degree.

The Company believes that Dr. Kini is qualified to serve as a member of the Board of Directors due to his education and experience.

Tyler Trumbach, Chief Legal Counsel and Director. Mr. Trumbach has been the Company’s Chief Legal Counsel and a member of the Company’s Board of Directors since February 17, 2022. Mr. Trumbach is a member of the Florida and New York bars. He graduated in 2013 from Columbia University with a B.A. in Economics and History. He was involved in various political organizations and served two terms as President of the Columbia University College Republicans. After Columbia, Mr. Trumbach attended Fordham University School of Law where he obtained his J.D. While at law school, Tyler was a member of the Urban Law Journal where he wrote a note analyzing the effects of Dodd-Frank on the current mortgage market. He was also a participant in the Fordham Criminal Defense Clinic where he represented low-income clients in the Manhattan Criminal Court with the guide of the clinic professors. He was employed as in-house legal counsel for Carolina Financial Securities LLC and since 2017, he has been the principal of the Law Offices of Tyler A. Trumbach, P.A.

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

Name	Age	Titles
Michael Singh	60	Director, Co-Chief Executive Officer
Dr. Andrew E. Trumbach	65	Director, Co-Chief Executive Officer and CFO
Tyler Trumbach	36	Director and Chief Legal Counsel

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

Committees of the Board of Directors

The Company’s common stock is quoted on the OTCID Basic Market and, accordingly, the Company is not subject to the audit committee composition requirements applicable to companies listed on a national securities exchange, including the requirements of Rule 10A-3 under the Securities Exchange Act of 1934 and Section 803 of the NYSE American Company Guide. In connection with the Company’s intention to list its common stock on the NYSE American, the Company is in the process of reviewing and, where necessary, enhancing its corporate governance structure to comply with the applicable NYSE American listing standards. The Company intends to maintain an Audit Committee composed solely of directors who satisfy the applicable independence requirements of the NYSE American and Rule 10A-3, within the time periods required under the applicable listing standards and any available transition provisions; however, at this time, our Audit Committee does not fully comply with such rules. The Audit Committee will operate pursuant to a written charter and will have the responsibilities and authority required under applicable SEC rules and NYSE American listing standards; however, the Company has not yet implemented all of these corporate governance requirements.

The Board currently consists of five directors: Mr. Singh, Dr. Trumbach, Dr. Stuart, Dr. Kini (Chairman) and Mr. Trumbach. The following is a brief description of these functions of the Board:

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

Audit Committee

Our Audit Committee consists of Dr. Trumbach, Mr. Stuart and Dr. Kini (Chairman). The Board has determined that Mr. Stuart and Dr. Kini are independent, and Dr. Kini and Dr. Trumbach are each an “audit committee financial expert” as defined in SEC rules. However, Dr. Trumbach is not independent and will be required to step down from this role, if and when the Company lists its common stock on a national securities exchange. The Audit Committee has not yet adopted a written charter but expects to do so.

The primary functions of the Audit Committee are to assist the Board in overseeing (i) the effectiveness of the Company’s accounting and financial reporting processes and internal controls and the audits of the Company’s financial statements, (ii) the qualifications, independence, appointment, retention, compensation and performance of the Company’s registered public accounting firm, and (iii) the performance of the Company’s internal audit department or person(s) having the equivalent responsibility and functions.

Because the Company’s common stock is quoted on OTCID Basic Market under the symbol “AWCA”, the Company is not subject to the listing requirements of any securities exchange regarding audit committee related matters.

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

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers, directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC reports on ownership of our securities and changes in reported ownership. Executive officers, directors and greater than 10% beneficial owners are required by SEC rules to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such forms furnished to us, or written representations from the reporting persons that no Form 5 was required, we believe that, during the fiscal year ended June 30, 2026, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been met, other than (a) three Form 4’s related to an aggregate of approximately five transactions by Michael Singh, (b) three Form 4’s related to an aggregate of approximately 12 transactions by Andrew Trumbach and (c) one Form 4 related to the issuance of shares to Tylar Trumbach, none of which have been filed.

Item 11. Executive Compensation.

The following table sets forth information regarding each element of compensation that was paid or awarded to the named executive officers of the Company for the periods indicated. On June 26, 2024, the Board passed a resolution to allow the officers of the Company to convert their unpaid salaries to equity compensation.

Name and Principal Position	Year (1)	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Michael Singh(2)	2026	750,000	-	-	-	-	-	750,000
Co-CEO	2025	750,000	-	-	-	-	-	750,000

Dr. Andrew Trumbach(3)	2026	750,000	-	-	-	-	-	750,000
Co-CEO and Chief Financial Officer	2025	750,000	-	-	-	-	-	750,000

Tyler Trumbach(4)	2026	280,308	-	-	-	-	-	280,308
Chief Legal Counsel	2025	200,000	-	-	-	-	-	200,000

(1) “2026” represents the fiscal year ended June 30, 2026, and “2025” represents the fiscal year ended June 30, 2025.

(2)  Mr. Singh’s salary for fiscal year 2025 has been earned and paid, in lieu of cash, through the issuance of Common Stock of the Company. Mr. Singh’s salary for fiscal year 2026 up to December 31, 2025 has been earned and paid as of December 31, 2025, in lieu of cash through the issuance of Common Stock of the Company. On December 31, 2025, Mr. Singh assigned and gifted such compensation, prior to issuance to him, to family members through the issuance to them of an aggregate of 9,915,865 shares of our common stock. Mr. Singh’s remaining salary for fiscal year 2026 has been earned but not paid as of the fiscal year end June 30, 2026. See “Executive Employment Agreements – Michael Singh” below.

(3)  Dr. Trumbach’s salary for fiscal year 2025 has been earned and paid, in lieu of cash, through the issuance of Common Stock of the Company. Dr. Trumbach’s salary for fiscal year 2026 up to December 31, 2025 has been earned and paid as of December 31, 2025, in lieu of cash through the issuance of Common Stock of the Company. On December 31, 2025, Dr. Trumbach assigned and gifted such compensation, prior to issuance to him, to family members through the issuance to them of an aggregate of 9,915,865 shares of our common stock. Dr. Trumbach’s remaining salary for fiscal year 2026 has been earned but not paid as of the fiscal year end June 30, 2026. See “Executive Employment Agreements – Dr. Andrew Trumbach” below.

(4)  Mr. Trumbach’s salary for the fiscal year 2025 and fiscal year 2026 up to December 31, 2025 has been earned and paid as of December 31, 2025, in lieu of cash through the issuance of Common Stock of the Company. On December 29, 2025, Mr. Trumbach was issued an aggregate of 2,335,897 shares of our common stock in lieu of cash compensation, at a price per share of $0.12. Mr. Trumbach’s remaining salary for fiscal year 2026 has been earned but not paid as of the fiscal year end June 30, 2026. See “Executive Employment Agreements – Tyler Trumbach, Esq.” below.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the end of the fiscal year ended June 30, 2026.

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

On September 16, 2024, Mr. Singh was also issued an aggregate of 14,071,153 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid salary and bonuses aggregating $3,469,665 from December 1, 2021, through June 30, 2024.

On December 31, 2025, Mr. Singh was issued 9,915,865 shares of Common Stock, at price per share of $0.12 in lieu of accrued salary in the amount of $1,189,904 from July 1, 2024 through December 31, 2025. Mr. Singh assigned his rights to receive shares issued upon conversion of accrued compensation to immediate family members in accordance with ASC 850, Related Party Disclosures. These assignments did not modify the amount of compensation recognized or the terms of the conversion. The Board of Directors approved the conversion and related share issuances on June 30, 2024.

The Company does not presently provide Mr. Singh with customary employee benefits, such as pension, health, annuity or insurance. Mr. Singh is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Singh Agreement.

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

On June 29, 2024, the Company and Mr. Singh entered into an amendment to the Singh Agreement. The amendment provides that Mr. Singh shall serve as Co-Chief Executive Officer of the Company. In addition to being a Co-Chief Executive Officer, Mr. Singh also served as Chairman of the Board of Directors until August 30, 2025. On August 30, 2025, the Board unanimously voted to temporarily remove Mr. Singh as Chairman of the Board pending completion of the new appraisal of the Chial Reserve Assets. The Board unanimously appointed Dr. Narendra Kini to serve as Chairman of the Board.

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

On September 16, 2024, Dr. Trumbach was also issued an aggregate of 14,071,153 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid salary and bonuses aggregating $3,469,665 from December 1, 2021, through June 30, 2024.

On December 31, 2025, Dr Trumbach was issued 9,915,865 shares of Common Stock, at price per share of $0.12 in lieu of accrued salary in the amount of $1,189,904 from July 1, 2024 through December 31, 2025. Dr. Trumbach assigned his rights to receive shares issued upon conversion of accrued compensation to immediate family members in accordance with ASC 850, Related Party Disclosures. These assignments did not modify the amount of compensation recognized or the terms of the conversion. The Board of Directors approved the conversion and related share issuances of accrued liabilities and accrued salaries on June 30, 2024.

The Company does not presently provide Dr. Trumbach with customary employee benefits, such as pension, health, annuity or insurance. Dr. Trumbach is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Trumbach Agreement.

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

Tyler Trumbach, Esq.

On July 25, 2022, we entered into an Employment Agreement with Tyler Trumbach, the Company’s Chief Legal Counsel and a director.

Pursuant to the Employment Agreement, Mr. Trumbach will receive an annual base salary of $200,000 (the “Tyler Trumbach Base Salary”), payable in shares of Common Stock of the Company or cash, depending on cash availability. The Tyler Trumbach Base Salary will be reviewed on an annual basis to determine potential increases, if any, based on Mr. Trumbach’s performance and that of the Company. Additionally, Mr. Trumbach may earn an annual bonus of up to 200% of Tyler Trumbach Base Salary, payable in cash or stock based on performance in the previous fiscal year and based on the achievement of objectives agreed to with the Company’s Chief Executive Officer and/or President for each fiscal year. On September 16, 2024, Mr. Trumbach was issued an aggregate of 3,529,127 shares of Common Stock, at per share prices ranging from $0.1202 to $1.1920, in lieu of accrued and unpaid cash salary and bonuses aggregating $895,512 from September 1, 2022, through June 30, 2024.

On December 31, 2025, Mr. Trumbach was issued 2,335,897 shares of Common Stock, at price per share of $0.12 in lieu of accrued salary in the amount of $280,308 from July 1, 2024 through December 31, 2025.

The Company does not presently provide Mr. Trumbach with customary employee benefits, such as pension, health, annuity or insurance. Mr. Trumbach is subject to customary confidentiality, ownership of intellectual property, non-disparagement, non-solicitation and non-compete provisions, as described in the Employment Agreement.

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

Director Compensation

During the fiscal year ended June 30, 2026, compensation was earned and pending issue by our non-employee directors in the aggregate amount of $48,000, to be paid in common stock. Total outstanding compensation owed and pending issue as of June 30, 2026 is $113,714. In consideration for their board service, we may also choose to compensate our outside directors in the form of options for each year for their continued service. We also reimburse our directors’ reasonable out-of-pocket expenses incurred in attending board meetings and in carrying out their board duties.

The following table summarizes cash and equity-based compensation information for our outside directors, for the fiscal year ended June 30, 2026:

	Fees				Nonqualified
	earned			Non-Equity	Deferred
	or paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in cash	Awards	Awards	Compensation	Earnings	Compensation	Total

Dr. Claude Stuart(1)	-	$24,000	-	-	-	-	$24,000
Dr. Narendra Kini(1)	-	$24,000	-	-	-	-	$24,000

(1) Such amount was earned during the fiscal year ended June 30, 2026, but the shares have not yet been issued.

All executive officers of the Company who are also directors received compensation, if any, for services to the Company as set forth under the summary compensation table above.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table shows the number of shares of our common stock beneficially owned, as of October 15, 2026, by (i) each of our directors and director nominees, (ii) each of our named executive officers, (iii) all of our current directors and executive officers as a group, and (iv) all those known by us to be a beneficial owner of more than 5% of the Company’s common stock. In general, “beneficial ownership” refers to shares that an individual or entity has the power to vote or dispose of, and any rights to acquire common stock that are currently exercisable or will become exercisable within 60 days of October 15, 2026. We calculated percentage ownership in accordance with the rules of the SEC. The percentage of common stock beneficially owned is based on 409,386,192 shares outstanding as of October 15, 2026. In addition, shares issuable pursuant to options or other convertible securities that may be acquired within 60 days October 15, 2026, are deemed to be issued and outstanding and have been treated as outstanding in calculating and determining the beneficial ownership and percentage ownership of those persons possessing those securities, but not for any other persons.

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

	Number of		Percentage of
	Shares		Common Stock
Beneficial Owner	Beneficially Owned		Beneficially Owned
Harthorne Capital, Inc.(1)	101,674,666		24.62%
Michael Singh	92,321,153	(2)(3)(8)	21.95%
Andrew Trumbach	93,258,653	(2)(3)(7)	22.12%
Claude Stuart(4)	105,370		* %
Narendra Kini(5)	105,370		* %
Tyler Trumbach(6)	11,114,223		2.71%
All current directors and executive officers as a group (5 persons)	298,579,435		68.40%

* Less than 1%.

(1) Pursuant to a Schedule 13D filed with the Securities and Exchange Commission on March 14, 2022, as amended, Harthorne Capital, Inc. (“Harthorne”) operates as a holding entity for Mr. Singh and Dr. Trumbach’s initial investments in the Company. Additionally, each of Mr. Singh and Dr. Trumbach is an Executive Director of Harthorne. Each of Mr. Singh and Dr. Trumbach disclaims beneficial ownership of all such securities except to the extent of his or her pecuniary interest therein. Also includes 3,666,666 shares of our common stock underlying a Convertible Promissory Note which may be converted from time to time in the discretion of Harthorne, executed by the Company and Harthorne on August 2, 2024. Such conversion shares do not include any additional shares upon conversion of accrued and unpaid interest under the note.

(2) Does not include shares held by Harthorne. See Footnote (1) above.

(3) Includes options to purchase 11,250,000 shares of common stock. exercisable through February 13, 2033.

(4) Does not include $56,857 of equity compensation earned by Mr. Stuart but not yet issued as of October 15, 2026.

(5) Such shares are owned indirectly through Lucky International Limited Corp., of which Mr. Kini has voting and dispositive control. Does not include $56,857 of equity compensation earned by Mr. Kini but not yet issued as of October 15, 2026.

(6) Of such shares, 3,862,460 are owned indirectly through River Rock Holdings, Inc., of which Mr. Trumbach has voting and dispositive control. Does not include options to purchase 1,500,000 shares of the Company’s common stock which the Company is obligated to grant to Mr. Trumbach, but which have not been issued as of the date of this Annual Report on Form 10-K.

(7) Includes 937,500 shares underlying a convertible note held by Dr. Trumbach of $150,000 at a conversion price of $0.16.

(8) Does not include common stock issuable under an outstanding convertible note held by Michael Singh in the amount of $300,535, which is convertible based on a conversion price equal to the closing price of the Company’s Common Stock on the trading day immediately prior to Mr. Singh’s delivery of a notice of conversion.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Board has a written policy to review, approve and oversee any transaction between us and any related person and any other potential conflict of interest situations on an ongoing basis, and develops policies and procedures for the approval of related party transactions. Prior to consideration of a transaction with a related person, the material facts as to the related person’s relationship or interest in the transaction would be disclosed to the disinterested directors. The transaction would not be approved unless a majority of the members of the Board who are not interested in the transaction approve the transaction. The Board intends to take into account, among other factors that it deems appropriate, whether the related person transaction is on terms no less favorable to us than terms generally available in a transaction with an unrelated third-party under the same or similar circumstances and the extent of the related person’s interest in the related person transaction.

Mr. Singh and Dr. Trumbach, as Executive Directors of Harthorne, in aggregate own approximately 25% of the issued and outstanding shares of Common Stock of the Company (not including their individual holdings).

As of the fiscal years ended June 30, 2026 and 2025, Harthorne advanced and received a net amount of $758,072 and $84,871, respectively, relating to costs paid on behalf of the Company. The Company expects Harthorne to continue to make and be repaid advances from time to time to cover construction and other expenses, although Harthorne has no legal obligation to do so. There is no agreement as between Harthorne and the Company with respect to these advances or the repayment of any such advances.

In June 2024, Harthorne loaned $1,100,000 in bridge financing to the Company, which was evidenced by a Convertible Promissory Note, executed by the Company and Harthorne on August 2, 2024, with an issue date as of July 30, 2024. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note, on September 16, 2025. The maturity date of this note was extended to the earlier of November 30, 2025 or the up-listing of the Company to the NYSE American. Effective as of June 15, 2026, the maturity date of the note was further extended to December 8, 2026, or the uplisting to the NYSE American. The outstanding principal balance of and interest on the note shall be convertible, in whole or in part, at the option of Harthorne at any time prior to the maturity date, into shares of Common Stock of the Company, at a conversion price of $0.30 per share.

Between November 15, 2024, and December 20, 2024, the Company borrowed an aggregate of approximately $3.3 million, evidenced by a Secured Promissory Note, dated December 1, 2024 and as amended, with BOS Investment Inc.. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize from Chial Mountain, another affiliate of Mr. Singh, and the remainder to further develop the Company’s Awaysis Casamora Assets.

Interest on the note portion of the loan is 3.5% per annum (subject to late payment penalties), and the principal and interest on the note shall be paid on the earlier of December 8, 2026, or the Company’s up-listing to the NYSE American.

The note is secured by a first priority lien on substantially all of the assets of the Company and contain customary events of default, which entitle BOS, among other things, to accelerate the due date of the unpaid principal and accrued and unpaid interest of the notes.

On December 31, 2024, Awaysis Belize Ltd., a Belize corporation and wholly-owned subsidiary of the Company, acquired all of the stock and substantially all of the assets of Chial Mountain Ltd., a Belize corporation, pursuant to the terms and conditions of an Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024. The agreement and the secured promissory note described below were amended on April 14, 2025. In order to comply with several legal formalities of Belize, Mr. Singh and Dr. Trumbach directly formed and were 100% owners of Awaysis Belize before transferring 100% of their ownership to the Company for nominal consideration.

Pursuant to the terms of the Asset Purchase Agreement, Awaysis Belize acquired all outstanding shares of Chial Mountain and concurrently acquired substantially all of the assets of Chial Mountain on an “as is, where is” basis, including, but not limited to: (i) all tangible and intangible property of Chial Mountain; and (ii) certain real property located in the Cayo District of Belize, aggregating over 63 acres (the “Chial Reserve Assets”). The Chial Reserve Assets include approximately 35 villas, comprising an estimated 59,000 square feet, which the Company planned to further develop and renovate as part of its “Awaysis” branded residential enclave community.

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of June 30, 2026, the balance was trued-up to $300,535 due to villa sales and acquisition cost adjustments Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Subsequent to June 15, 2026, the maturity date of the note was extended to the earlier of December 8, 2026, or the uplisting to the NYSE American.

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

On January 30, 2025, Chial Mountain assigned an Agreement, dated December 5, 2024 to Awaysis Belize, granting Awaysis Belize the right until May 28, 2025 to purchase an aggregate of approximately 157 acres of property in the Cayo District of Belize, adjacent to the Chial Reserve Assets for an aggregate purchase price of approximately $408,000. Both parties agreed to split the purchase into two separate agreements, one for a 50 acre parcel that closed on June 30, 2025 and the second for 107 acres expected to be acquired on or before December 31, 2025. However, the acquisition of the 107-acre parcel was not completed, as the seller was unable to deliver clear title to the property. The purchase and sale agreement for the 107-acre parcel expired in accordance with its terms, and the Company has no further obligation under the agreement.

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

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the Loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the Note, on the maturity date which has been extended to December 8, 2026. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to the maturity date, at a conversion price per share of $0.16.

On January 2, 2026, the Company borrowed $20,000 from KiniConsult Inc., an affiliate of Dr. Narendra Kini, the Chairman of the Company’s Board of Directors, evidenced by a Promissory Note bearing interest at 8% with a maturity date of May 15, 2026. Subsequent to June 15, 2026, the maturity date of the note was extended to December 8, 2026.

On March 31, 2026, the Company borrowed $50,000 from Dr. Kini, evidenced by a Promissory Note bearing interest at 8% with a maturity date of May 15, 2026. Subsequent to June 15, 2026, the maturity date of the note was extended to December 8, 2026.

Family Relationships

Tyler Trumbach, the Company’s Chief Legal Counsel and a director, is the son of Dr. Andrew Trumbach, the Co-CEO and CFO and director of the Company.

Samantha Singh, daughter of Michael Singh, our Co-CEO and a director, has been contracted for marketing services through her company Lucid Marketing. During fiscal year ended June 30, 2026, Lucid Marketing was paid approximately $80,000 for marketing services related exclusively to the Chial property.

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

Item 14. Principal Accountant Fees and Services.

The Board of Directors has reviewed and discussed the audited consolidated financial statements of Awaysis Capital, Inc. for the fiscal year ended June 30, 2026, with management and have reviewed related written disclosures of Moore Belize LLP, our independent accountants of the matters required to be communicated under Public Company Accounting Oversight Board (PCAOB) Auditing Standard AS 1301, Communications with Audit Committees, as amended, with respect to those statements. We have reviewed the written disclosures and the letter from Moore Belize LLP required by regulatory and professional standards and have discussed with Moore Belize LLP its independence in connection with its audit of our most recent financial statements. Based on this review and these discussions, the Board of Directors recommends that the financial statements be included in this Form 10-K for the fiscal year ended June 30, 2026.

We have also reviewed the various fees that we paid or accrued to our auditors, Moore Belize LLP during the years ended June 30, 2026, and 2025 for services they rendered in connection with our annual audits and quarterly reviews, as well as for any other non-audit services they rendered.

The following table shows the fees for professional and other services rendered by Moore Belize LLP for the audit of our financial statements for the years ended June 30, 2026, and 2025:

	2026	2025
Audit Fees	$73,000	$60,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total	$73,000	$60,000

Audit fees consist of the aggregate fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of our quarterly financial statements or services normally provided by the above auditor in connection with statutory and regulatory filings or engagements. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”. Tax fees consist of fees to prepare the Company’s federal and state income tax returns. Other fees relate to advisory services related research on accounting or other regulatory matters.

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

(3) Exhibits:

The documents set forth below are filed herewith or incorporated by reference to the location indicated.

Exhibit Number	Description of Document
3.1	Articles of Incorporation (12)
3.2	Certificate of Amendment of Certificate of Incorporation (12)
3.3	Certificate of Amendment to Articles of Incorporation (12)
3.4	By-Laws (12)
4.1	Description of the Company’s securities
10.1*	2022 Omnibus Performance Award Plan (1)
10.2	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Curah Capital Corporation (2)
10.3	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Agorapyth X Corporation (2)
10.4	Agreement of Purchase and Sale, dated as of April 15, 2022, by and between JV Group, Inc. and Abraxas Corporation (2)
10.5*	Employment Agreement with Tyler Trumbach (3)
10.6*	Employment Agreement with Michael Singh (4)
10.7*	Employment Agreement with Andrew Trumbach (4)
10.8*	Restricted Stock Agreement with Michael Singh (4)
10.9*	Restricted Stock Agreement with Andrew Trumbach (4)
10.10*	Stock Option Agreement with Michael Singh (4)
10.11*	Stock Option Agreement with Andrew Trumbach (4)
10.12*	First Amendment to Employment Agreement with Michael Singh (5)
10.13*	First Amendment to Employment Agreement with Andrew Trumbach (5)
10.14	Demand Promissory Note dated June 30, 2022 with Curah Capital Corporation (6)
10.15	Promissory Note with Harthorne Capital Inc. (7)
10.16	Promissory Note with BOS Investment Inc. dated November 15, 2024 (8)
10.17	Secured Promissory Note with BOS Investment Inc., dated December 1, 2024 (9)
10.18	Cost-Plus Construction Contract, dated November 30, 2022, between R&B Construction Company Limited, and Awaysis Belize Ltd. (16)
10.19	Commercial Lease (Casino) dated September 1, 2024, by and between Awaysis Casamora Limited and American Services and Technology LLC (16)
10.20	Commercial Lease (Administration) dated September 1, 2024, by and between Awaysis Casamora Limited and American Services and Technology LLC (16)
10.21	Form of Hospitality Occupancy Management Service Agreement (16)
10.22	Form of Residential Lease for Single Family Home and Duplex (12)
10.23	Agreement of Purchase and Sale, entered into on December 31, 2024 (10)
10.24	Stock Purchase and Sale Agreement, entered into on December 31, 2024 (10)
10.25	Secured Promissory Note with Michael Singh, entered into on December 31, 2024 (10)
10.26	Senior Convertible Promissory Note with Michael Singh, entered into on December 31, 2024 (10)
10.27	Agreement, dated December 5, 2024, between Ewigi Liabi Ltd. and Chial Mountain Ltd. (16)
10.28	Assignment of Land Purchase Contract, dated January 30, 2025 (16)
10.29	Amendment to Agreement of Purchase and Sale and First Secured Promissory Note, executed April 14, 2025 (11)
10.30	Convertible Promissory Note with Andrew Trumbach (13)
10.31	Second Amendment to Secured Promissory Note, executed June 30, 2025, between Awaysis Capital, Inc. and BOS Investment Belize, Inc. (14)
10.32	Third Amendment to Secured Promissory Note, executed July 31, 2025, between Awaysis Capital, Inc. and BOS Investment Belize, Inc. (15)
10.33	Second Amendment to Agreement of Purchase and Sale and First Secured Promissory Note and Second Convertible Promissory Note, executed October 28, 2025. (16)
10.34	Fourth Amendment to Secured Promissory Note, executed October 28, 2025, between Awaysis Capital, Inc. and BOS Investment Belize, Inc. (16)
10.35	Fifth Amendment to Secured Promissory Note, effective February 3, 2026, between Awaysis Capital, Inc. and BOS Investment Belize, Inc. (18)
10.36	Third Amendment to Agreement of Purchase and Sale and First Secured Promissory Note and Second Convertible Promissory Note, effective February 3, 2026 (18)
10.37	Promissory Note, dated January 2, 2026, between Awaysis Capital, Inc. and KiniConsult Inc. (19)
10.38	Promissory Note, dated March 31, 2026, between Awaysis Capital, Inc. and Narendra Kini (19)
10.39	Credit Facility and Bank Note, effective dated March 16, 2026 (20)
14.1	Code of Business Conduct and Ethics (6)
21.1	Subsidiaries of the Registrant (17)
31.1	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Securities Exchange Act Rule 13(a)-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance - The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation.
101.DEF	Inline XBRL Taxonomy Extension Definition.
101.LAB	Inline XBRL Taxonomy Extension Labels.
101.PRE	Inline XBRL Taxonomy Extension Presentation.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates Management contract or compensatory plan or arrangement

(1)	Incorporated by reference from Appendix B of the Information Statement on Schedule 14C filed with the SEC on March 4, 2022.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 21, 2022.
(3)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022.
(4)	Incorporated by reference from the exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
(5)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2024.
(6)	Incorporated by reference from the exhibit included in the Company’s Annual Report for the fiscal year ended June 30, 2022.
(7)	Incorporated by reference from the exhibits included in the Company’s Current Report on Form 8-K/A filed with the SEC on August 7, 2024.
(8)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2024.
(9)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2024.
(10)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025.
(11)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2025.
(12)	Incorporated by reference from the exhibit included in the Company’s Amendment No. 1 to the Annual Report for the fiscal year ended June 30, 2024.
(13)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2025.
(14)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on July 2, 2025.
(15)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2025.
(16)	Incorporated by reference from the exhibit included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
(17)	Incorporated by reference from the exhibit included in the registration Statement on Form S-1 of the Company (Registration No. 333-275922)
(18)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026.
(19)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2026.
(20)	Incorporated by reference from the exhibit included in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026.

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AWAYSIS CAPITAL, INC.

/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer

Dated: October 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Singh	Co-CEO	October 15, 2026
Michael Singh	(Co-Principal Executive Officer)

/s/ Andrew Trumbach	Co-CEO and Chief Financial Officer and Director	October 15, 2026
Andrew Trumbach	(Co-Principal Executive Officer and Financial and Accounting Officer)

/s/ Claude Stuart	Director	October 15, 2026
Claude Stuart

/s/ Narendra Kini	Chairman, Director	October 15, 2026
Narendra Kini

/s/ Tyler Trumbach	Chief Legal Counsel and Director	October 15, 2026
Tyler Trumbach

Awaysis Capital, Inc.

Moore Belize LLP New Horizon Building 3 ½ Miles Philip S. W. Goldson Hwy Belize City, Belize T +501 223 2144 T +501 223 2139 E r.magana@moore-belize.bz www.moore-belize.bz

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Awaysis Capital, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Awaysis Capital, Inc. and subsidiaries (the Company) as of June 30, 2026 and June 30, 2025, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and June 30, 2025, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

October 15, 2026

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

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Balance Sheet

(Audited)

	June 30, 2026	June 30, 2025
	(Audited)	(Audited)
ASSETS
Current assets
Cash	$380,773	$220,909
Prepaid expenses	2,304	1,750
Inventory	10,471,818	11,333,857
Due from related parties	50,632	70,965
Mortgage receivable - current	114,316	515,076
Other current assets	62,072	21,058
Total current assets	11,081,915	12,163,615

Non-current assets
Fixed assets, net	5,768,160	5,116,264
Mortgage receivable – non current	713,464	-
Other non-current assets	19,500	19,500
Operating lease right-of-use asset	103,410	189,401
Total non-current assets	6,604,534	5,325,165

Total Assets	$17,686,449	$17,488,780

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	501,208	362,688
Other current liabilities	215,837	293,307
Accrued expenses	374,030	233,556
Current portion of lease liability	87,822	90,588
Due to related parties	847,341	1,855,948
Note payable – related parties	1,570,000	1,500,000
Convertible notes payable - related parties	1,550,535	1,837,278
Line of credit – related parties	3,350,154	3,240,939
Line of credit – current	44,334	-
Notes payable - current	2,515,190	2,596,378
Total current liabilities	11,056,451	12,010,682

Operating lease liabilities	24,781	107,749
Line of credit – non-current	833,096	-
Total non-current liabilities	857,877	107,749

Total liabilities	11,914,328	12,118,431

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at June 30, 2026 and June 30, 2025, respectively	-	-
Common stock - 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at June 30, 2026 and June 30, 2025 were 409,386,192 and 385,176,744, respectively	4,093,862	3,851,768
Common stock subscribed - $0.01 par value subscribed common shares at June 30, 2026 and June 30, 2025 were 54,135 and 943,000, respectively	541	9,430
Additional paid-in capital	19,595,666	17,783,460
Accumulated deficit	(17,917,948)	(15,331,309)
Subscription receivable	-	(943,000)
Total stockholders’ equity	5,772,121	5,370,349

Total liabilities and stockholders’ equity	17,686,449	17,488,780

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Operations

(Audited)

	Year Ended	Year Ended
	June 30, 2026	June 30, 2025

Revenue	$1,286,305	$441,059

Cost of goods sold	735,302	-

Gross profit	551,003	441,059

Operating expenses
Sales and marketing	126,470	189,339
General and administrative	2,968,480	2,951,243
Total operating expenses	3,094,950	3,140,582

Loss from operations	(2,543,947)	(2,699,523)

Other (income) expense
Other income	(42,284)	(24,136)
Gain on asset	(712)	-
Other expense	600	1,000
Interest expense	85,088	48,554
Total other (income) expense	42,692	25,418

Net loss before income taxes	(2,586,639)	(2,724,941)
Income taxes	-	-

Net loss	$(2,586,639)	$(2,724,941)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.01)	$(0.01)

Weighted average number of common shares outstanding (basic and diluted)	397,064,532	376,224,443

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(formerly known as JV Group, Inc.)

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended June 30, 2026, and 2025

(Audited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, June 30, 2024	384,901,598	$3,839,586	$9,430	$(943,000)	$17,384,873	$(12,606,368)	$7,684,521
Shares issued for professional Services	467,333	4,674	-	-	243,844	-	248,518
Shares issued	750,813	7,509	-	-	154,742	-	162,251
Net Income (Loss)	-	-	-	-	-	(2,724,941)	(2,724,941)
Balance, June 30, 2025	386,119,744	$3,851,769	$9,430	$(943,000)	$17,783,459	$(15,331,309)	$5,370,349
Balance, June 30, 2025	386,119,744	$3,851,769	$9,430	$(943,000)	$17,783,459	$(15,331,309)	$5,370,349
Shares issued for professional Services	23,332,210	233,321	-	-	2,572,920	-	2,806,241
Shares subscribed for professional services	-	-	541	-	1,626	-	2,167
Cancellation of Stock Subscription	(943,000)	0	(9,430)	943,000	(933,570)	-	-
Shares issued	877,238	8,772	-	-	171,231	-	180,003
Net Income (Loss)	-	-	-	-	-	(2,586,639)	(2,586,639)
Balance, June 30, 2026	409,386,192	$4,093,862	$541	$-	$19,595,666	$(17,917,948)	$5,772,121

See notes to audited consolidated financial statements

Awaysis Capital, Inc.

(Formerly JV Group, Inc.)

Consolidated Statements of Cash Flows

(Audited)

	Year End	Year End
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,586,639)	(2,724,941)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$158,501	113,663
Reclassification of capitalized assets	$6,536	-
Asset purchase in lieu of rental income	$(7076)	-
Gain on asset	$(712)	-
Mortgaged portion on sale of Villa	$(360,000)	-
Interest expense	$85,088	48,554
Stock based compensation	$148,294	248,518
Restricted stock awards	$20,325	162,251
Amortization of operating lease right-of-use asset	$77,467	72,163
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	$-	(149,636)
(Increase) decrease in prepaid expenses	$(554)	1,181
(Increase) decrease in inventory expenses	$13,016	(3,769,862)
(Increase) decrease in other current assets	$(41,014)	(21,058)
(Increase) decrease in due from related party	$20,333	(70,965)
(Increase) decrease in mortgage receivable	$47,296	(515,076)
Increase (decrease) in due to related parties	$1,613,226	1,202,531)
Increase (decrease) in accounts payable	$140,144	264,488
Increase (decrease) in other current liabilities	$(77,470)	228,951
Increase (decrease) in other accrued expenses	$32,497	174,003
Increase (decrease) in operating lease liabilities	$(77,210)	(73,315)
Net cash provided by/(used in) operating activities	$(787,952)	(4,808,550

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(27,641)	(1,042,124)
Net cash used in investing activities	$(27,641)	(1,042,124)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party notes payable	$70,000	1,350,997
Proceeds from related party convertible notes payable	$-	737,278
Proceeds from related party line of credit	$109,215	3,240,939
Payment of note payable	$(81,188)	(3,622)
Proceeds from line of credit	$877,430	-
Net cash provided by/(used in) financing activities	$975,457	5,325,592
Net change in cash	$159,864	(525,082)
Cash - beginning of year	$220,909	745,991
Cash - end of year	$380,773	220,909

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:

During the fiscal year ended June 30,2026, the Company had the following non-cash investing and financing activities:

The Company sold a vehicle as a trade for services in the amount of $3,712. This transaction represents a non-cash investing activity and has no impact on the Company’s cash position.

The Company purchased a fixed asset at a value of $7,500 and has not paid cash for this asset as of June 30, 2026.

The Company had a non-cash transfer from inventory to property placed into service in the amount of $779,341.

The Company acquired fixed assets at a value of $7,076 for payment of renovations in exchange for accrued rental income in accounts receivable as a non-cash transaction and is not included in the investing or finance sections of the cash flow statement.

The Company completed the sale of Villa 16, accepting a $360,000 mortgage receivable as partial consideration in lieu of cash.

The Company had a non-cash transaction related to settlement of debt in accounts payable in the amount of $1,625 related to fixed asset materials purchased. As this is a non-cash transaction it is not included in the investing or financing sections of the cash flow.

The Company incurred and capitalized interest of $182,567 as part of inventory - construction in progress, related to two convertible notes and a line of credit with related parties. No cash was paid for this interest during the period.

The Company identified that the estimated total development cost of a specific villa exceeded the contracted selling price by approximately $159,871. Management evaluated this matter under ASC 330 (Inventory) and ASC 360 (Long-Lived Assets) and determined that the variance resulted from a post-acquisition valuation adjustment associated with the Chial purchase price, rather than a deterioration in the expected net realizable value of inventory. Accordingly, the adjustment has been reflected as a modification of the purchase consideration associated with the related acquisition, rather than as a charge to current period operations.

The Company reduced the Chial acquisition note payable by approximately $131,949 primarily related to proceeds from the sale of a unit and final post-acquisition purchase price adjustments identified during management’s evaluation of the acquired assets and liabilities. Offset by an addition of $5,076 in customization adjustments for villas sold.

The Company issued 760,371 shares at $0.21 per share in the amount of $159,678 for interest payable on a convertible note.

During the fiscal year ended June 30, 2026, certain accrued compensation obligations owed to executive officers were partially satisfied through the offset of related-party balances and allocations totaling approximately $730,769. These transactions were non-cash in nature and therefore excluded from the consolidated statement of cash flows.

The Company issued 22,167,628 shares of common stock valued at $2,660,115 to immediate family members of Company directors to settle outstanding accrued compensation debt due to those directors.

The Company determined the subscription receivable of $943,000 to be uncollectible. The cancellation was recorded as direct reduction to subscribed common stock, APIC, and subscription receivable. This transaction represents a non-cash financing activity and has no impact on the Company’s cash position.

During the fiscal year ended June 30,2025, the company had the following non-cash investing and financing activities:

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

The Company’s principal executive office is located at 3400 Lakeside Drive, Suite 100, Miramar, FL 33027 and its main number is 855-795-3311. The Company’s website address is www.awaysisgroup.com.

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

Original Purchase Price Allocation to Assets Acquired and Liabilities Assumed

Asset Class
Cash	$18,699
Inventories	533,050
Mortgage receivable	499,437
Property and equipment	739,221
Site development	951,850
Land	1,641,660
Escrow deposit	81,498
Total asset Acquired	$4,465,415
Due to related parties	$4,465,415
Net assets acquired	$-

The aggregate estimated purchase price of the Chial Reserve Assets was $5,500,000, which was subsequently adjusted to approximately $4,465,415 based on a third-party appraisal of the property consisting of: (i) $2,400,000 adjusted to $2,378,137 in cash paid at closing; (ii) $1,500,000 secured promissory note, dated December 21, 2024 and as amended on April 14, 2025, between the Company and Michael Singh, which bears no interest and has a maturity date on the earlier of August 31, 2025 or the up-listing of the Company to the NYSE American; and (iii) a $1,600,000 senior convertible promissory note dated December 20, 2024 adjusted to $587,278 to account for current approximate appraisal, between the Company and Michael Singh, as amended, bearing interest at 3.5% per annum and maturing on August 31, 2025. On August 30, 2025, the Company was granted a waiver of the impending maturity date. Following the waiver, the parties agreed to work in good faith to negotiate subsequent amendments to the promissory notes. On October 28, 2025, the Company and Mr. Singh further amended the promissory notes to extend the maturity date to the earlier of November 30, 2025 or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of June 30, 2026, the balance was trued-up to $300,535 due to villa sales and acquisition cost adjustments Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026, or the uplisting to the NYSE American

On October 28, 2025, the Company and Chial Mountain Limited entered into an Amendment to Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, as amended, to extend the contract period to permit a new appraisal of the Chial Reserve Assets and to provide for the negotiation of an adjustment to the purchase price in light of such appraisal, to be set forth in a post-closing agreement to be executed within thirty (30) days following completion of the new appraisal. The Parties further agreed that either party may dispute the results of the new appraisal within fifteen (15) days of receipt, with the original deadline to execute the agreement being subject to automatic extension to the next feasible date, which shall not constitute a default.

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of June 30, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

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

Our financial accounts consist of accounts payable, notes payable, notes payable related parties, mortgage receivables, and construction loan. The carrying amounts of accounts payable approximate their fair values due to their short-term maturities. The carrying amount of notes payable, note payable - related party, mortgage receivables, and construction loan also approximates its fair value because the underlying fixed interest rates approximate current market rates available to the Company for debt with similar terms and remaining maturities.

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

During the fiscal year ended June 30, 2026, certain accrued compensation obligations owed to executive officers were partially satisfied through the offset of related-party balances and allocations totalling approximately $730,769. These transactions were non-cash in nature and therefore excluded from the consolidated statement of cash flows.

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

ROU assets represent the right to use an asset for the lease term and lease liability represents the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases don’t provide an implicit rate, we generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

As of the fiscal year ended June 30, 2026, we were party to an operating lease agreement which commenced during the fiscal year ended June 30, 2023. See Note 22 below for details of lessee leases.

Beneficial Conversion Features

ASU 2020-06 simplifies the accounting for convertible instruments by eliminating several separation models, including the model that required issuers to separately recognize beneficial conversion features (“BCFs”) and cash conversion features in equity. Under legacy ASC 470-20 guidance, a BCF was recognized when the conversion price of a convertible instrument was “in-the-money” at issuance, resulting in a separate equity component and a corresponding discount to the host debt instrument.

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

The Company currently generates revenue primarily from short-term rentals of both sold and unsold inventory at its owned and managed resort. As villa construction and development conclude, the Company will expand its revenue stream through outright villa sales. These sales will, in turn, seed and expand our long-term primary engine: a growing pool of managed short-term rental units.

Revenue from rentals is recognized over the period in which a guest completes a stay.

Revenue from the sale of residential villas is recognized at a point in time when control of the property transfers to the buyer. Control typically passes at the closing date when physical possession is delivered, and the buyer assumes the risks and rewards of ownership. Legal title retained on financed sales serves solely as protection against non-payment and does not prevent control from transferring to the buyer at closing.

For transactions involving financing (e.g., mortgages receivable), revenue is recognized at closing only if a substantive contract exists and collection of the transaction price is determined to be probable. If collection is not deemed probable, cash received is recorded as a deposit liability on the balance sheet until the criteria for revenue recognition are met.

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

The carrying amounts of financial instruments including cash, accounts payable, notes payable, notes payable – related party, loans and mortgage receivables, approximated fair value as of June 30, 2026, and 2025. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate their fair values due to their short-term nature. The specific valuation bases and structural characteristics for other classes of financial instruments are as follows:

●	Financial Assets:

○	Mortgage Notes Receivable: The carrying value of these receivables approximates fair value as they reflect recent market transactions and are evaluated periodically for credit risk, collectability, and the underlying value of the retained real estate collateral.

●	Financial Liabilities:

○	Variable-Rate Debt Obligations: The carrying value of these obligations approximates fair value because the underlying interest rates adjust dynamically with prevailing market indices.

○	Fixed-Rate Related Party Debt Obligations: These obligations carry a fixed interest rate of 3.5%, which is currently below prevailing market rates. The fair value is estimated by discounting expected future cash flows using current market interest rates for similar debt instruments with comparable maturities (Level 2/3 inputs).

○	Non-Interest-Bearing Demand Obligations: These obligations are non-interest-bearing and feature an on-demand repayment provision. Due to this immediate demand feature, the carrying amount approximates the fair value at the amount payable upon settlement.

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

Recently Issued Accounting Pronouncements

As of June 30, 2026, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements, except for following:

The Company adopted ASU 2020-06, Debt – Debt with Conversion and options (subtopic 470-20), and all related amendments on July 1, 2024, on a full retrospective method. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of June 30, 2026, the Company had cash and cash equivalents of $380,773 and has experienced recurring operating losses. The Company also has significant outstanding debt obligations, including approximately $7.4 million of promissory notes scheduled to mature on December 8, 2026, and a demand promissory note payable to Laya Management Corporation with an outstanding principal balance of approximately $2.6 million, for which a demand for repayment has been received.

Management has evaluated these conditions, together with its current operating activities, anticipated cash flows, available assets, and plans to address the Company’s financing obligations, in accordance with ASC 205-40, Presentation of Financial Statements — Going Concern.

As part of this assessment, management has prepared a 12-month cash flow forecast commencing November 2026. The forecast projects approximately $1.72 million in cash inflows, consisting of $222,000 in rental revenues and $1.5 million in anticipated proceeds from the sale of the Casamora administrative building. Projected cash outflows total approximately $1.41 million, including operating expenditures, interest payments, and planned principal repayments totaling $1 million toward obligations owed to BOS Investments Inc. and Laya Management Corporation.

The forecast reflects projected positive net cash flows of approximately $315,400 over the 12-month period. Management’s liquidity strategy includes the continued generation of rental revenues, monetization of selected real estate assets, management of operating expenditures, and negotiated repayment or restructuring arrangements with existing creditors including divesting of Chial Mountain Ltd and its related debts.

Management has also determined that the remaining $2 million of previously contemplated financing under the BOS facility will not be pursued. Accordingly, these undrawn funds have not been included in the Company’s projected cash inflows or its assessment of available liquidity.

Management continues to evaluate and negotiate the terms of its outstanding debt obligations, including those scheduled to mature in December 2026 and the demand obligation payable to Laya Management Corporation. The Company’s cash flow forecast contemplates partial repayment of certain obligations and the management of remaining balances through negotiated arrangements with creditors.

Based on management’s evaluation of its operating forecasts, anticipated asset monetization, and debt management plans, management believes that these measures, upon satisfactory confirmation of their implementation and effectiveness, are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these financial statements.

The Company’s ability to execute these plans remains subject to certain risks and uncertainties, including the timing and realization of anticipated property sale proceeds, continued operating cash flows, and the successful negotiation of outstanding debt obligations.

The accompanying consolidated financial statements do not include adjustments to the recoverability or classification of assets and liabilities that might be necessary if the Company were unable to continue as a going concern.

4. CASH

As of June 30, 2026, and 2025, our cash balance was $380,773 and $220,909, respectively.

5. INVENTORY - CONSTRUCTION IN PROGRESS

As of June 30, 2026, and 2025, our balance of inventory - construction in progress was $10,471,818 and $11,333,857, respectively

6. INVENTORY - FINISHED GOODS

As of June 30, 2026, and 2025, there was no inventory in finished goods.

7. DUE FROM RELATED PARTIES

As of June 30, 2026, and 2025, the balance of due from related parties was $50,632 and $70,965, respectively. The balance relates to amounts collected by related parties in connection with the Company’s rental property operations.

8. MORTGAGE NOTES RECEIVABLE - CURRENT AND NON-CURRENT

As of June 30, 2026, and 2025, the balance of Mortgage Notes Receivable was $827,780 and $515,076, respectively. The current portion of mortgage receivable as June 30,2026 is $114,316 and non-current portion of mortgage receivable is $713,464. The company currently holds four Mortgage Receivable Notes issued in connection with developer-financed Villas at Chial Mountain Reserve. As of June 30, 2025, the Company held three such notes. The notes include enforceable repayment and default terms, and the Company retains legal title to the underlying properties until repayment is completed. The portion of the notes receivable due within twelve months of the balance sheet date is presented as current, and the remaining balance as non-current.

Terms of the Notes:

Principal Amounts: $952,450

Interest rates: 7% per annum

Payment Terms: 10 Years. The Notes require monthly payments of principal and interest, commencing on the purchase date and continuing until the balance is fully paid.

Collateral: Title remains with the Company and does not pass to buyers until the Note is fully paid.

Prepayment: Borrower may prepay the outstanding balance in whole or in part without penalty. Prepayments are applied first to accrued interest and then to the principal balance.

Accounting Treatment

●	Initial Recognition and Measurement: The Notes are initially recognized at its fair value, with subsequent measurement performed at amortized cost using the effective interest rate method.
●	Interest Income: Interest is accrued and recognized in the income statement over the term of the Notes in accordance with the effective interest rate.
●

Credit Losses: The Company monitors the credit quality of its mortgage notes receivable by evaluating individual buyer payment histories, current economic trends, and forward-looking forecasts. The Company maintains structural protection against credit defaults by retaining legal title to the real estate assets until the related notes are paid in full.

As of June 30, 2026, management has performed internal valuation reviews and determined that the estimated fair value of the underlying collateral remains sufficient to secure the carrying value of the outstanding notes. As such, management has determined that expected credit losses across its outstanding notes receivable are immaterial. Consequently, no allowance for credit losses has been recorded as of June 30, 2026.

9. OTHER CURRENT ASSETS

Other current assets consist of balances due from Chial owners, agent rental bookings, and customizations related to the sale of Villa 10. The balance of other current assets as of June 30, 2026, and 2025, was $62,072 and $21,058, respectively. As of June 30, 2026, the balance consisted of due from Chial owners of $62,020, agent rental bookings of $52 As of June 30, 2025, the balance consisted of due from Chial owners of $15,814, and agent rental bookings of $5,244.

10. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at June 30, 2026, and 2025 is as follows:

	Useful Lives	June 30, 2026	June 30, 2025
Property placed into service	40 years	$5,242,741	$4,515,905
Site developments	40 years	461,589	408,558
Building improvements	15 years	263,181	256,105
Vehicles	5 years	65,675	38,125
Computer and equipment	5 years	22,755	21,517
Furniture and fixtures	7 years	16,269	16,067
Software	3 years	0	6,536
Total fixed assets, gross		6,072,210	5,262,813
Less depreciation and amortization		(304,050)	(146,549)
Total fixed assets, net		$5,768,160	5,116,264

The Company recorded depreciation and amortization expense of approximately $158,501 for the year ended June 30, 2026, and $113,663 for the year ended June 30, 2025, respectively.

11. INCOME TAXES – DEFERRED TAX ASSET

Income Tax Expense

For the fiscal year ended June 30, 2026, the Company recorded no current or deferred income tax expense.

As of June 30, 2026, the Company had net operating loss (“NOL”) carryforwards of approximately $14,368,692, which are available to offset future taxable income, subject to applicable limitations under the Internal Revenue Code. The related gross deferred tax asset is approximately $3,017,425, calculated using a U.S. federal tax rate of 21%.

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

Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets, resulting in no net deferred tax asset recognized in the consolidated financial statements for the fiscal year ended June 30, 2026.

The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance in future periods if evidence becomes available that indicates it is more likely than not that some portion of the deferred tax assets will be realized.

Valuation Allowance Roll forward

Component	June 30, 2026
Net operating loss carryforwards	$14,368,692

Gross deferred tax asset	$3,017,425
Less: Valuation allowance	$(3,017,425)
Net deferred tax asset recognized	$0

12. OTHER NON- CURRENT ASSETS

Other non-current assets consist of escrow deposit – real estate and security deposit. The balance of other non-current assets as of June 30, 2026, and 2025 was $19,500 and $19,500, respectively. As of June 30, 2026 and 2025, the balance consisted of security deposit of $14,500, and an escrow deposit- real estate of $5,000.

13. ACCOUNTS PAYABLE

As of June 30, 2026, and 2025, the balance of accounts payable was $501,208 and $362,688, respectively, and related primarily to expenses for professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

14. OTHER CURRENT LIABILITIES

Other current liabilities consist of business and hospitality tax payables, security and escrow deposit liabilities, payroll liabilities, and Chial Reserve homeowners’ booking fees. The balance of other current liabilities as of June 30, 2026, and 2025 was $215,837 and $293,307, respectively,

As of June 30, 2026, the balance consisted of payroll for non-related parties of $175,911, due to non-related parties of $16,701, security deposit of $16,000, payroll liabilities of $2,273, hospitality and business tax payable of $1,836, due to Chial owners of $1,846, and prepaid revenue of $1,270.

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

15. ACCRUED EXPENSES

As of June 30, 2026, and 2025, the balance of accrued expense was $374,030 and $233,556, respectively, and related to accrued interest of $334,029 and fiscal year 2026 audit fees of $40,000.

16. DUE TO RELATED PARTIES

As of June 30, 2026, and 2025, the balance due to related parties was $847,341 and $1,855,948, respectively. The balances relate to costs paid on behalf of the Company and funding provided to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company, and other related parties. The balances also include all salary and payroll accruals for the Company’s development and administrative teams.

On December 31, 2025, the Company executed a compensation stock exchange agreement pursuant to which certain officers converted accrued and unpaid compensation into equity compensation. The Company converted accrued salaries totaling $2,660,115 into an aggregate of 22,167,628 shares of common stock at a conversion price of $0.12 per share, based on the market price of the Company’s common stock on the date of conversion. Certain officers assigned their rights to receive shares issued upon conversion of accrued compensation to immediate family members. These assignments did not modify the amount of compensation recognized or the terms of the conversion. The Board of Directors approved the conversion and related share issuances of accrued liabilities and accrued salaries on June 30, 2024.

See details of other transactions and balances with related parties in the following notes to the consolidated financial statements below:

Note 17 – Notes Payable – Related Parties,

Note 18 – Convertible Notes Payable – Related Parties,

Note 19 – Line of Credit Payable – Related Parties

17. NOTES PAYABLE – RELATED PARTIES

As of June 30, 2026 and 2025, the balance of notes payable – related parties was $1,570,000 and $1,500,000

On December 20, 2024, the Company executed a due on demand note payable to Michael Singh for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount of $1,500,000. The balance of this note as of June 30, 2026, is $1,500,000; the note bears no interest. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026, or the uplisting to the NYSE American

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
Michael Singh	$1,500,000	$1,500,000	0%	December 8, 2026	N/A

On January 2, 2026, the Company borrowed $20,000 from KiniConsult Inc., an affiliate of Dr. Narendra Kini, the Chairman of the Company’s Board of Directors, evidenced by a Promissory Note bearing interest at 8% with a maturity date of May 15, 2026. The Company is using the proceeds from the loan for working capital and general corporate purposes. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026.

On March 31, 2026, the Company borrowed $50,000 from Dr. Kini, evidenced by a Promissory Note bearing interest at 8% with a maturity date of May 15, 2026. The Company is using the proceeds from the loan for working capital and general corporate purposes. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026.

		Current
Holder	Principal	Balance	Rate	Maturity Date	Security
KiniConsult Inc.	$20,000	$20,000	8%	December 8, 2026	N/A
Dr. Narendra Kini	$50,000	$50,000	8%	December 8, 2026	N/A
Total combined	$70,000	$70,000

18. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

As of June 30, 2026, and 2025, the balance of convertible notes payable – related party was $1,550,535, and $1,837,278, respectively.

On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share.

On September 16, 2025, the maturity date of this note was extended to November 30, 2025. Effective February 3, 2026, the maturity date of this note was extended to February 28, 2026. Effective May 11, 2026, the maturity date of this note was extended to June 15, 2026. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026, or the uplisting to the NYSE American.

		Current		Maturity	Conversion
Holder	Principal	Balance	Rate	Date	Price	Security
Harthorne Capital	$1,100,000	$1,100,000	12%	December 8, 2026	0.30	N/A

On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent periods, and currently adjusted to $295,458 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of June 30, 2026, the balance was trued-up to $300,535 due to villa sales and acquisition cost adjustments. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026, or the uplisting to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no further adjustment has been made to the carrying amounts of the related assets or liabilities as of June 30, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

		Current		Maturity	Conversion
Holder	Principal	Balance	Rate	Date	Price	Security
Michael Singh	$1,600,000	$300,535	3.5%	December 8, 2026	Closing price of previous trading day	N/A

On May 21, 2025, the Company entered into a Convertible Promissory Note with Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and all fees, costs and expenses then due under the note, on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, the maturity date of the note was extended to November 30, 2025. Effective February 3, 2026, the maturity date of the note was extended to February 28, 2026. Effective May 11, 2026, the maturity date of the note was extended to June 15, 2026. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026.

		Current		Maturity	Conversion
Holder	Principal	Balance	Rate	Date	Price	Security
Andrew Trumbach	$150,000	$150,000	12%	December 8, 2026	0.16	N/A

19. LINE OF CREDIT PAYABLE – RELATED PARTY

Between December 20, 2024, and June 30, 2026, the Company borrowed an aggregate of $3,350,154, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed Line of Credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of an additional operating property in Belize. The Line of Credit has an outstanding principal balance of $3,350,154 at June 30, 2026, and bears interest at 3.5 percent per annum. Subsequent to June 30, 2026, BOS Investments Inc. advised the Company that it would not provide additional advances under the previously contemplated $5,000,000 credit facility. Accordingly, the borrowing capacity under the facility has been limited to the aggregate outstanding principal balance of $3,350,154 as of June 30, 2026. No additional funding is available under the facility.

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

Effective June 15, 2026, the parties entered into an amendment to the Secured Promissory Note to provide that principal and interest shall be due December 8, 2026.

The note is secured by a first-priority lien on substantially all of the assets of the Company, as previously disclosed by the Company. The collateral arrangement is subject to the terms of the applicable security documents and any existing liens, mortgages, or other security interests.

The secured note contains customary events of default, including provisions permitting the lender to accelerate repayment of outstanding principal and accrued interest upon the occurrence of specified defaults.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
BOS Investment Inc.	$3,350,154	$3,350,154	3.5%	December 8, 2026	Pledged Assets

20. LINE OF CREDIT – CURRENT

The Company has line of credit - current as of June 30, 2026, and 2025 in the amount of approximately $44,334 and $0, respectively.

On March 16, 2026, Awaysis Belize Ltd., a wholly owned subsidiary of Awaysis Capital, Inc, secured a long-term construction loan from The Belize Bank Limited in the amount of $2,051,500 ($2,000,000 loan and $51,500 in loan and closing cost fees) bearing an interest rate of 8% and a maturity date of September 30, 2036. As of June 30, 2026, the balance advanced on the loan is $877,430. The current portion of the amount due is $44,334. The terms of the loan consist of the first 6 months allowing interest only payments. Refer to Line of Credit – Non Current Note 23 for further note details.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
The Belize Bank Limited Construction Loan – Current portion		$44,334	8.0%	September 30, 2036	Pledged Assets

21. NOTES PAYABLE - CURRENT

The Company has notes payable - current as of June 30, 2026, and 2025 in the amount of approximately $2,515,190 and $2,596,378, respectively.

On June 30, 2022, the Company purchased from a non-related party, real estate asset appraised at $11,409,500 and executed two unsecured demand promissory notes bearing annual interest rates of 0%. The first is $2,600,000 and the second was in the amount of $280,000. This second note was subsequently fully paid on August 8, 2022.

The note is payable on demand in accordance with its contractual terms.

On March 16, 2026, Curah Capital Corporation assigned all the rights, title and interest of this Demand Promissory Note of $2,600,000 to Laya Management Corporation, a company where the sole shareholder and sole director are the same as Curah Capital Corporation.

Laya Management Corp. has issued a demand for repayment of the outstanding obligation, and as of July 2026 this note is considered to be in default.

The Board of Directors has received and acknowledged the demand from Laya Management Corporation. The matter is currently under consideration, and the Board expects to address the demand in the near term. As of the date of this report, no formal resolution or repayment arrangement has been approved. Management continues to evaluate repayment arrangements and remains in communication with the lender regarding the outstanding obligation.

The Company has classified the outstanding obligation as a current liability in the accompanying consolidated balance sheet, consistent with the demand nature of the note.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
LAYA Management Corp. (assigned from Curah Capital Corporation)	$2,600,000	$2,515,190	0.0%	On demand	N/A

22. OPERATING LEASES - LESSEE

The Company leases office space under a non-cancellable operating lease with a term of five years two months. The lease provides the Company with the right to use the underlying office facility in exchange for fixed lease payments over the lease term. The lease is accounted for in accordance with ASC 842, Leases, and the related right-of-use (“ROU”) asset and operating lease liability are recognized on the consolidated balance sheets at the present value of future lease payments.

On October 1, 2025, there was a lease modification to the lease payment based on a change in tax law from the Florida Department of Revenue regarding the taxation of commercial leases. The State of Florida removed all sales tax charged on Commercial rents. The impact of this change decreased the Company’s monthly payment by approximately $200, resulting in approximately $8,524 decrease in the total operating lease liability over the remaining term of the lease.

As of June 30, 2026, the Company did not have any additional operating leases that had been executed but were not yet commenced. No other significant new lease obligations, modifications, or renewals were entered into during the reporting period.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the

Consolidated Balance Sheets was as follows:

June 30, 2026

2027	$87,822
Thereafter	29,624
Total operating lease payments	117,446
Present value adjustment	(4,843)
Total operating lease liabilities	$112,603

As of June 30, 2026, the total operating lease liability amount of $112,603 consists of current and long-term portion of operating lease liabilities of $87,822 and $24,781 respectively.

For the year ended June 30, 2026, and 2025, operating lease costs were $87,609 and $87,851, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of June 30, 2026:

June 30, 2026

Weighted-average remaining lease term, years	1.3
Weighted-average discount rate, %	7.0%

23. LINE OF CREDIT – NON-CURRENT

The Company has notes payable – noncurrent as of June 30, 2026, and 2025 in the amount of $833,096 and $0, respectively.

On March 16, 2026, Awaysis Belize Limited, a wholly owned subsidiary of Awaysis Capital, Inc. (the “Company”), entered into a construction loan agreement with The Belize Bank Limited providing financing of BZ$4,103,000 (approximately US$2,051,500), including financing for construction and renovation expenditures and associated loan and closing costs. The proceeds are intended to finance the completion and development of 12 condominium units at the Company’s Casamora property in San Pedro, Ambergris Caye, Belize.

The loan bears interest at the bank’s prime lending rate less 0.50%, initially equivalent to 8.0% per annum, subject to adjustment in accordance with the loan agreement. The agreement provides for an initial six-month interest-only period, followed by 114 consecutive monthly installments of principal and interest. The contractual maturity date is September 30, 2036, unless otherwise amended by the parties. Additionally, 50% of the proceeds from condominium sales are required to be applied toward accelerated principal repayment.

Collateral and Guarantees

The construction loan is secured by real estate and related security arrangements involving properties located in San Pedro, Belize. Under Schedule C of the financing agreement, the security arrangements include:

A registered charge over Parcels 576 and 577, Block 7, San Pedro Registration Section, in the name of Awaysis Belize Limited, securing BZ$4,103,000.

Lodgment of title documents by Yacht Club Resorts Development Company Limited for Strata Parcels 5513 H2, H3, H5, H7, H8, H9, H12, H13, H14 and H15, Block 7, San Pedro Registration Section.

Additional lodgment requirements for Strata Parcels 5513 H4 and H6, Block 7, San Pedro Registration Section, subject to the availability of the respective titles.

Assignment of rental proceeds from charged properties and applicable insurance coverage naming The Belize Bank Limited as an interested party.

The loan agreement also provides for a corporate guarantee by Yacht Club Resorts Development Company Limited and personal guarantees by Michael Singh and Andrew Trumbach.

The financing agreement contains customary lending provisions and other conditions, including reporting requirements, insurance obligations, collateral requirements, and restrictions and repayment provisions relating to condominium sales.

As of June 30, 2026, the utilized balance on the loan is $877,430. The current portion due is $44,334 and the long-term portion is $833,096. The terms of the loan consist of the first 6 months allowing interest only payments. The loan will be utilized to fund the completion of the construction of the Awaysis Casamora properties, which is expected within approximately the next 12 months.

Holder	Total Construction Loan	Loan Advanced	Rate	Maturity Date	Security
The Belize Bank Limited - Construction Loan	$2,000,000	$877,430	8.0%	September 30, 2036	Pledged Assets
Current portion		$44,334
Non-current portion		$833,096

24. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the year ended June 30, 2026, and, to the best of our knowledge, no legal proceedings are pending or threatened against the Company that would have a material adverse effect on its financial position, results of operations, or cash flows.

Purchase Commitments

We were not party to any purchase commitments during the year ended June 30, 2026.

Management is not aware of any non-cancelable purchase obligations or long-term supply agreements that would require disclosure under ASC 440 or Regulation S-K.

25. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of June 30, 2026, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the fiscal years ended June 30, 2026 or 2025.

Common Stock

As of June 30, 2026, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 409,386,192 shares of common stock were issued and outstanding and 54,135 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the fiscal year ended June 30, 2026, the Company issued 24,209,448 common shares in the amount of $2,986,244, and had common shares subscribed of 54,135 in the amount of $2,167. The company cancelled a common stock subscription for the purchase of 943,000 shares in the amount of $943,000 as it was determined to be uncollectible. The cancellation was recorded as direct reduction to subscribed common stock, APIC, and subscription receivable.

Of the 24,209,448 shares issued during the fiscal year ended June 30, 2026, the Company issued 22,167,628 common shares for equity compensation of officer salaries in the amount of $2,660,115, issued 1,164,582 common shares for payment of professional services in the amount of $146,126, and issued 877,238 restricted stock shares in the amount of $180,003. Included in the restricted shares issued is 760,371 shares issued in the amount of $159,678 related to note interest converted to shares.

The Company reported 54,135 shares subscribed for professional services in the amount of $2,167 as compensation for professional services.

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

As of June 30, 2025, the Company has entered into subscription agreements with investors in a private offering, for 943,000 shares, at a price per share of $1.00 for $943,000, and has a subscription receivable in the Consolidated Balance Sheet. As of June 30, 2026, the company cancelled a common stock subscription for the purchase of 943,000 shares in the amount of $943,000 as it was determined to be uncollectible. The cancellation was recorded as direct reduction to subscribed common stock, APIC, and subscription receivable

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding as of the year ended June 30, 2026, or for the year ended June 30, 2025:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. On September 16. 2025 this note has been extended to November 30, 2025. Effective February 3, 2026 this note has been extended to February 28, 2026. Effective May 11, 2026 this note has been extended to June 15, 2026. Effective June 15, 2026, this note has been extended to December 8, 2026.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent periods, and currently adjusted to $295,458 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of June 30, 2026, the balance was trued-up to $300,535 due to villa sales and acquisition cost adjustments. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Effective June 15, 2026, the Company amended the maturity date to the earlier of December 8, 2026, or the uplisting of the Company to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of June 30, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

●	On May 21, 2025, the Company entered into a Convertible Promissory Note payable to Andrew Trumbach, the Company’s Co-CEO and CFO as the lender, which memorialized a $150,000 loan and loan terms. The amount borrowed was provided by Dr. Trumbach to the Company on April 10, 2025. Interest on the loan is 12% per annum, payable, with the principal and any and all fees, costs and expenses then due under the note on October 10, 2025. The note is convertible into the common stock of the Company, in whole or in part, at the option of Dr. Trumbach at any time prior to its maturity date, at an exercise price per share of $0.16. The Company is using the proceeds from the loan for working capital and general corporate purposes. On October 10, 2025, this note has been renewed to November 30, 2025. Effective February 3, 2026, the maturity date was amended to February 28, 2026. Effective May 11, 2026, the maturity date was amended to June 15, 2026. Effective June 15, 2026, this maturity date was amended to December 8, 2026.

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of June 30, 2026, and 2025.

In periods where the Company reports a net loss, all potentially dilutive securities – including stock options and convertible notes – are anti-dilutive and therefore excluded from the calculation of diluted loss per share.

Warrants

No warrants were issued or outstanding during the twelve months ended June 30, 2026, or 2025.

Stock Options

On February 13, 2023, certain executive employment agreements contemplated the issuance of options to purchase an aggregate of 22,500,000 shares of the Company's common stock at an exercise price equal to the fair market value of the common stock on the applicable grant date.

The employment agreements expressly provide that the granting of stock options or other equity compensation is conditional upon written approval by the Company's Board of Directors together with any required stockholder approval.

The Company has determined that the required Board or committee approval was never given. Accordingly, the contemplated stock option awards were not formally granted or issued pursuant to the employment agreements, and the contractual provisions specifying immediate vesting upon grant were not triggered.

Management has therefore concluded that no grant date was established for these contemplated awards under ASC 718.  In addition, there is no intensive value to the shares based on the date 02/13/2023 the options were authorized but not granted as the shares were the same price at .32 as the exercise price.

Subject to confirmation that no separate pre-grant share-based payment or other compensation obligation arose, the Company has determined that no stock option compensation expense is required in connection with these contemplated awards, and no retrospective adjustment to previously issued financial statements is necessary.

No stock options were granted or outstanding pursuant to these arrangements as of June 30, 2026 or June 30, 2025.

26. REVENUE

During the fiscal year ended June 30, 2026, and 2025, the Company earned revenue of $1,286,305 and $441,059, respectively. Of this revenue, $775,000 was recognized from villa sales, $431,975, was recognized from rental income, $75,055 is from Management Fees., and $4,275 was earned from commission.

During the fiscal year ended June 30, 2025, the Company earned revenue of $441,059. Of this revenue, $322,811, was recognized from rental income, $89,890 was earned from commission, and $28,357 is from Management Fees.

27. COST OF GOODS SOLD

During the fiscal years ended June 30, 2026, and 2025, we incurred cost of goods sold of $735,302 and $0, respectively, consisting of the sale of two villas.

28. SALES AND MARKETING EXPENSES

During the fiscal years ended June 30, 2026, and 2025, sales and marketing expenses amounted to approximately $126,470 and $189,339, respectively. Sales and marketing expenses consist of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of sales and marketing.

29. GENERAL AND ADMINISTRATIVE EXPENSES

During the fiscal years ended June 30, 2026, and 2025, we incurred general and administrative expenses of $2,968,480 and $2,951,243, respectively, consisting of audit fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, all relating to both sustaining the corporate existence of the Company, public company offering and compliance expenses.

30. OTHER (INCOME) EXPENSE

During the fiscal years ended June 30, 2026 and 2025, we incurred other income and expenses of $42,692 and $25,418, respectively, representing the net effect of other income of mortgage interest income and foreign exchange gains, offset by foreign exchange losses and interest expense.

31. NET LOSS

During the fiscal year ended June 30, 2026, and 2025, we recognized net losses of $(2,586,639) and $(2,724,941), respectively. These losses were primarily attributable to accounting, marketing, legal, filing fees and transfer agent fees to sustain the corporate existence of the Company and public company-related expenses, and the continued transition from being a shell company to an operating company.

32. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2026, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined the following subsequent events are required to be disclosed:

Amendment to Maturity Date of Promissory Notes

Approved at an October 9, 2026 Board meeting, effective as of June 15, 2026, the Company amended the maturity date of the following promissory notes to the earlier of December 8, 2026, or the up-listing of the Company to the NYSE American:

1.	$1,500,000 Secured Promissory Note, dated December 21, 2024, as amended, between the Company and Mr. Singh, which bears no interest; and

2.	$1,600,000 Senior Convertible Promissory Note, dated December 20, 2024, as amended, between the Company and Michael Singh, bearing interest at 3.5% per annum.

Approved at an October 9, 2026 Board meeting, effective as of June 15, 2026, the Company and BOS amended the $3,000,000 Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed Line of Credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000, bearing interest at 3.5% per annum, to extend the maturity date to December 8, 2026. Subsequent to June 30, 2026, BOS Investments Inc. advised the Company that it would not provide additional advances under the previously contemplated $5,000,000 credit facility. Accordingly, the borrowing capacity under the facility has been limited to the aggregate outstanding principal balance of $3,350,154 as of June 30, 2026. No additional funding is available under the facility.

Approved at an October 9, 2026 Board meeting, effective as of June 15, 2026, the Company amended the maturity date of the $150,000 Convertible Promissory Note dated May 21, 2025 with Andrew Trumbach, bearing interest at 12% per annum, to December 8, 2026.

Approved at an October 9, 2026 Board meeting, effective as of June 15, 2026, the Company amended the maturity date of the $1,100,000 Convertible Promissory Note dated June 26, 2024 with Harthorne Capital, bearing interest at 12% per annum, to December 8, 2026.

Approved at an October 9, 2026 Board meeting, effective as of June 15, 2026, the Company amended the maturity date of the $20,000 Promissory Note dated January 2, 2026 with Kini Consult, bearing interest at 8% per annum, to December 8, 2026.

Approved at an October 9, 2026 Board meeting, effective as of June 15, 2026, the Company amended the maturity date of the $50,000 Promissory Note dated March 31, 2026 with Dr. Narendra Kini, bearing interest at 8% per annum, to December 8, 2026.

Proposed Unwinding of Chial Acquisition

On October 9, 2026, subsequent to the Company’s fiscal year ended June 30, 2026, the Board of Directors considered the financial obligations associated with the Chial Reserve Assets, the development’s stage of completion, and the additional capital expenditures anticipated to complete the development.

Following its review, the Board determined that pursuing a divestiture of the Chial Reserve Assets and an unwinding of the related acquisition transactions could be in the Company’s best interests as part of its efforts to reduce indebtedness, limit future capital commitments, and improve its liquidity position.

On October 9, 2026, the Board approved pursuing the proposed divestiture and rescission of the acquisition-related transactions, in consideration for the release and satisfaction of the underlying indebtedness and obligations of the Company associated with those transactions (the “Unwind Transaction”).

Michael Singh, the Company’s Co-Chief Executive Officer and a related party to certain obligations arising from the acquisition, recused himself from the Board’s consideration and approval of the proposed transaction.

The contemplated Unwind Transaction is expected to involve negotiations with Chial Mountain Ltd., BOS, and other applicable parties to establish the terms under which the Chial Reserve Assets and related interests would be transferred or returned in exchange for the cancellation, release, or satisfaction of the applicable acquisition-related indebtedness and obligations.

Modification of BOS Investments Inc Credit facility

Subsequent to June 30, 2026, BOS Investments Inc. advised the Company that it would not provide additional advances under the previously contemplated $5,000,000 credit facility. Accordingly, the borrowing capacity under the facility has been limited to the aggregate outstanding principal balance of $3,350,154 as of June 30, 2026. No additional funding is available under the facility.

This development has been considered by management in its assessment of the Company’s liquidity requirements and its ability to continue as a going concern.

Other than as provided above or in the other notes to these financial statements, the Company has determined that there are no other subsequent events that are required to be disclosed.

