Form 10-Q
period 2026-09-30
Awaysis Capital, Inc.
filed 2026-11-13
CIK 1021917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-21477

AWAYSIS CAPITAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-0514566
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

9050 Pines Blvd, Suite 363, Pembroke Pines, Florida 33024

(Address Including Zip Code of Registrant’s Principal Executive Offices)

(855) 795-3311

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act

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

As of November 13, 2026, there were 409,386,192 shares of common stock, par value $0.01 per share, outstanding.

PART I

Item 1. Financial Statements

Awaysis Capital, Inc.

Consolidated Balance Sheet

	September 30, 2026 (Unaudited)	June 30, 2026 (Audited)
ASSETS
Current assets
Cash	127,635	380,773
Accounts receivable	2,470	-
Prepaid expenses	2,470	2,304
Inventory - construction in progress	10,811,153	10,471,818
Due from related parties	44,854	50,632
Mortgage receivable - current	113,338	114,316
Other current assets	104,310	62,072
Total current assets	$11,206,230	$11,081,915

Non-current assets
Fixed assets, net	5,731,692	5,768,160
Mortgage receivable – non-current	702,077	713,464
Operating lease right-of-use asset	83,203	103,410
Other non-current assets	19,500	19,500
Total non-current assets	6,536,472	6,604,534

Total Assets	$17,742,702	$17,686,449

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	584,974	501,208
Other current liabilities	101,198	215,837
Accrued expenses	406,429	374,030
Current portion of lease liability	88,211	87,822
Due to related parties	1,353,996	847,341
Note payable - related parties	1,570,000	1,570,000
Convertible notes payable - related parties	1,550,535	1,550,535
Line of credit - related parties	3,350,154	3,350,154
Loan payable - current	71,362	44,334
Notes payable - current	2,514,690	2,515,190
Total current liabilities	$11,591,549	$11,056,451

Non-current liabilities
Operating lease liabilities	4,303	24,781
Loan payable – non-current	977,268	833,096
Total non-current liabilities	$981,571	$857,877

Total liabilities	$12,573,120	$11,914,328

Stockholders’ equity:
Preferred stock - 25,000,000 shares authorized $0.01 par value none issued and outstanding at September 30, 2026 and June 30, 2026, respectively	-	-
Common stock - 1,000,000,000 shares authorized $0.01 par value issued and outstanding common shares at September 30, 2026 and June 30, 2026 were 409,386,192 and 409,386,192, respectively	4,093,862	4,093,862
Common stock subscribed - $0.01 par value subscribed common shares at September 30, 2026 and June 30, 2026 were 54,135 and 54,135, respectively	541	541
Additional paid-in capital	19,595,666	19,595,666
Accumulated deficit	(18,520,487)	(17,917,948)
Subscription receivable	-	-
Total stockholders’ equity	$5,169,582	$5,772,121

Total Liabilities and Stockholders Equity	$17,742,702	$17,686,449

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended
	September 30, 2026	September 30, 2025

Revenue	$164,671	$95,198

Cost of goods sold
Cost of goods sold	251	-
Total cost of goods sold	251	-

Gross profit	164,420	95,198

Operating expenses
Sales and marketing	88,032	32,291
General and administrative	670,921	702,375
Total operating expenses	758,953	734,666

Loss from operations	(594,533)	(639,468)

Other income(expense)
Other Income	14,205	8,729
Other Expense	(2)	-
Interest expense	(22,209)	(20,809)
Total other (income) expense	(8,006)	(12,080)

Net loss before income taxes	(602,539)	(651,548)
Income taxes

Net loss	$(602,539)	$(651,548)

Basic and diluted per common share amounts:
Basic and diluted net loss	$(0.00)	$(0.00)

Weighted average number of common shares outstanding (basic and diluted)	409,136,192	384,901,089

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Common Stock Shares	Common Stock Par Value	Common Stock Subscribed	Subscription Receivable	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
Balance, June 30, 2026	409,386,192	$4,093,862	$541	$-	$19,595,666	$(17,917,948)	$5,772,121
Net loss	-	-	-	-	-	(602,539)	(602,539)
Balance, Sept 30, 2026	409,386,192	$4,093,862	$541	$-	$19,595,666	$(18,520,487)	$5,169,582

Balance, June 30, 2025	386,119,744	$3,851,768	$9,430	$(943,000)	$17,783,460	$(15,331,309)	$5,370,349
Shares issued for professional services	18,226	182			5,910		6,092
Net loss	-	-	-	-	-	(651,548)	(651,548)
Balance, Sept 30, 2025	386,137,970	$3,851,950	$9,430	$(943,000)	$17,789,370	$(15,982,857)	$4,724,893

The accompanying notes are an integral part of these consolidated financial statements.

Awaysis Capital, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the three Months Ended
	September 30, 2026	September 30, 2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(602,539)	$(651,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	$45,062	38,602
Interest expense	22,209	20,809
Stock based compensation	$-	6,092
Amortization of operating lease right-of-use	$20,208	18,833
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	$(2,470)	-
(Increase) decrease in prepaid expenses	$(166)	(790)
(Increase) decrease in inventory - construction in progress	$(311,192)	(263,762)
(Increase) decrease in other current assets	$(42,238)	(5,036)
(Increase) decrease in mortgage receivable	$12,365	10,366
(Increase) decrease in due from related party	$5,778	-
Increase (decrease) in due to related parties	$506,655	446,787
Increase (decrease) in accounts payable	$83,766	86,998
Increase (decrease) in other current liabilities	$(114,641)	129,178
Increase (decrease) in accrued expenses	$(17,953)	-
Increase (decrease) in operating lease liabilities	$(20,089)	(19,318)
Net cash provided (used) by operating activities	$(415,245)	(182,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	$(8,593)	-
Net cash used in investing activities	$(8,593)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in line of credit - related parties	$-	50,912
Payment of notes payable	$(500)	-
Proceeds from loan payable	$171,200	-
Net cash provided by financing activities	$170,700	50,912

Net (decrease) in cash	$(253,138)	(131,877)
Cash - beginning of period	$380,773	220,909
Cash - end of period	$127,635	89,032

Supplemental disclosures of cash flow information

Non-cash investing and financing activities:

For the three months ended September 30, 2026, the Company incurred and capitalized interest of $63,553 as part of inventory - construction in progress, related to two convertible notes with related parties, a line of credit with a related party, and a loan payable. Cash of $17,862 was paid for interest during the period.

During the three months ended September 30, 2026, certain accrued compensation obligations owed to executive officers were partially satisfied through the offset of related-party balances and allocations totaling approximately $353,135. These transactions were non-cash in nature and therefore excluded from the consolidated statement of cash flows.

For the three months ended September 30, 2025 the Company accrued for capitalized interest as part of inventory of $44,909 related to two convertible notes and a line of credit, which are all from related parties. There was no cash paid for interest.

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

On December 31, 2024, Awaysis Belize Limited (“Awaysis Belize”), a Belize corporation and wholly owned subsidiary of the Company, acquired all of the stock and substantially all of the assets (the “Chial Reserve Assets”) of Chial Mountain Limited (“Chial Mountain”), a Belize corporation, pursuant to an Agreement of Purchase and Sale, dated December 31, 2024 and effective December 20, 2024, as amended (the “Asset Purchase Agreement”). Simultaneously, the Company acquired 100% of the capital stock of Awaysis Belize.

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

The Company’s principal executive office is located at 9050 Pines Blvd, Suite 363, Pembroke Pines, FL 33024. This location was established subsequent to the balance sheet date in October 2026, replacing our former principal executive offices previously located at 3400 Lakeside Drive, Suite 100, Miramar, Florida 33027. The Company’s website address is www.awaysisgroup.com

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been included. Results for the three months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year. The Company has selected June 30 as its fiscal year end.

Principles of Consolidation

The consolidated financial statements include accounts of the Company’s wholly owned subsidiaries Awaysis Capital, LLC, Awaysis Belize Limited, Chial Mountain Limited and Awaysis Casamora Limited. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company operates as a single operating segment engaged in hospitality and real-estate development activities based in Belize. All material revenues and assets are attributable to operations in Belize. The Company has no active operations, revenues, or assets located in the United States other than its main corporate office and operates as a licensed real estate brokerage corporation. Although the Company generates revenue from multiple sources, including real estate sales, short-term rental operations, property and resort management services, homeowners’ association management, brokerage activities, and related hospitality services, these activities are integrated components of a unified residential-resort development and management platform. The services share similar economic characteristics, including customer base, pricing structures, regulatory environment, operating risks, long-term margin profiles, and asset utilization.

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

Cash and Cash Equivalents

We maintain cash balances in a non-interest-bearing account and unrestricted cash in escrow that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The Company will hold payments made by guests in advance of reservations in a restricted escrow account until the rescission period expires in accordance with U.S. state regulations.

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

Our financial instruments consist of accounts payable, notes payable, notes payable related parties, mortgage receivables, and construction loan. The carrying amounts of accounts payable approximate their fair values due to their short-term maturities. The carrying amount of notes payable, note payable - related party, mortgage receivables, and construction loan also approximates its fair value because the underlying fixed interest rates approximate current market rates available to the Company for debt with similar terms and remaining maturities.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of our outstanding common stock, including such person’s immediate family members, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered a related party transaction when there is a transfer of resources or obligations between related parties. Immediate family members are related parties under ASC 850.

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

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, we generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and excludes lease incentives. Lease expense for lease payment is recognized on a straight-line basis over the lease term.

As of September 30, 2026, we are a party to an operating right-of-use lease agreement which commenced during the fiscal year ended June 30, 2023. See Note 22 below for details of lessee leases.

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

Certain of the Company’s outstanding convertible promissory notes contain conversion provisions under which the conversion price is determined based on a floating market price formula tied to the trading price of the Company’s common stock. Accordingly, the number of common shares issuable upon conversion is variable and will depend on the applicable conversion price at the time of conversion. A decrease in the Company’s common stock price may result in the issuance of a greater number of shares upon conversion, potentially resulting in additional dilution to existing shareholders.

The Company evaluates the embedded conversion features of its convertible notes under ASC 815-15, Embedded Derivatives, and ASC 815-40, Contracts in Entity’s Own Equity, to determine whether such features require separate recognition as derivative liabilities. This assessment considers the contractual conversion formulas, settlement provisions, applicable equity-classification requirements, and other relevant contractual terms.

The accounting treatment of each conversion feature is determined based on its specific contractual provisions and the applicable requirements of U.S. GAAP.

Management has concluded that the conversion features do not require separate recognition as derivative liabilities, and the convertible notes are accounted for as single liability instruments carried at amortized cost.

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

Revenue Recognition

Revenue Recognition Standard, ASC 606 is used by the Company to recognize revenue. ASC 606 standards were jointly issued by the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB). Revenues are recognized when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The total booking value is generally due prior to the commencement of the reservation. The total booking value collected in advance of the reservation is recorded on the balance sheets as funds payable to owners, hospitality and sales taxes payable and deferred revenue in the amount obligated to the homeowner, the taxing authority, and the Company, respectively.

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

Other Service Revenue — Real Estate Brokerage and Homeowners’ Association Management, and Homeowner Maintenance Services

In addition to providing vacation rental platform services, the Company provides other services, including real estate brokerage services and homeowners’ association (“HOA”) management services and homeowner (“HOM”) maintenance services. These services are designed to attract and retain homeowners as participants in the Company’s vacation rental platform. As part of this strategy, the Company enters into rental management agreements with each Homeowners’ Association, if any or the homeowners directly of the properties it controls or manages.

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

The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

The Company earns commission revenue from real estate brokerage services associated with the purchase and sale of real estate properties. Brokerage commission revenue is generally recognized at a point in time when the underlying real estate transaction closes, the Company’s contractual performance obligations have been satisfied, and the Company has an enforceable right to the commission.

The Company engages independent licensed real estate sales agents who participate in brokerage transactions and are compensated pursuant to commission-sharing arrangements. These sales agents are not owners or equity participants in the Company, and their compensation is based on their participation in the respective real estate transactions.

When the Company acts as principal in providing brokerage services, the Company recognizes the gross commission earned from the transaction as revenue. Amounts payable to participating sales agents are separately recognized as commission expenses in the period in which the related commission revenue is recognized.

Commission revenue is measured based on the consideration the Company expects to receive under the applicable brokerage agreements. Commission receivables are recorded when the Company’s right to payment becomes unconditional. Amounts collected subsequent to the reporting period are applied against the related receivables.

The Company evaluates its brokerage arrangements to determine whether it acts as principal or agent in accordance with ASC 606-10-55-36 through 55-40. Revenue is presented on a gross basis when the Company controls the specified brokerage services before they are transferred to the customer and on a net basis when the Company acts solely as an intermediary arranging for services provided by another party.

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

The carrying amounts of financial instruments including cash, accounts payable, notes payable, notes payable – related party, loans and mortgage receivables, approximated fair value as of September 30, 2026 and June 30, 2026. The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable, and accrued liabilities, approximate their fair values due to their short-term nature. The specific valuation bases and structural characteristics for other classes of financial instruments are as follows:

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

Recently Issued Accounting Pronouncements

As of September 30, 2026, there were several new accounting pronouncements issued by the Financial Accounting Standards Board. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s consolidated financial statements, except for the following:

The Company adopted ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20), and all related amendments on July 1, 2024, on a full retrospective method. This new standard removed guidance in ASC 470-20 that required separate accounting for beneficial conversion features and amended disclosure requirements.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities in the normal course of business.

As of September 30, 2026, the Company had cash of $127,635, recurring operating losses, and significant outstanding debt obligations, including certain obligations maturing in December 2026 and a demand note currently in default. These conditions initially raised substantial doubt about the Company’s ability to continue as a going concern.

Management evaluated these conditions in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, including projected operating cash flows and plans to improve liquidity through rental operations, selected real estate asset sales, the proposed divestiture of Chial Mountain Ltd. and its associated debt obligations, and negotiated restructuring or extension of remaining debt obligations.

Based on its evaluation, management concluded that these plans are probable of being effectively implemented and probable of mitigating the conditions that initially raised substantial doubt. Accordingly, management concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated for the twelve-month period following the issuance of these financial statements.

The accompanying consolidated financial statements do not include adjustments that might be necessary if the Company were unable to continue as a going concern.

4. CASH

As of September 30, 2026, our cash balance was $127,635 and as of June 30, 2026, our cash balance was $380,773.

5. INVENTORY - CONSTRUCTION IN PROGRESS

As of September 30, 2026, our balance of inventory - construction in progress of real estate under construction was $10,811,153 and as of June 30, 2026, the balance was $10,471,818.

6. INVENTORY - FINISHED GOODS

As of September 30, 2026 and June 30, 2026, there was no inventory in finished goods.

7. DUE FROM RELATED PARTIES

As of September 30, 2026, and June 30, 2026, the balance of due from related parties was $44,854 and $50,632, respectively. The balance relates to amounts collected by related parties in connection with the Company’s rental property operations.

8. MORTGAGE NOTES RECEIVABLE

As of September 30, 2026, and June 30, 2026, the balance of Mortgage Notes Receivable was $815,415 and $827,780, respectively. The current portion of mortgage receivable at September 30, 2026 is $113,338 and non-current portion of mortgage receivable is $702,077. As of September 30, 2026 and June 30, 2026, the Company held four Mortgage Receivable Notes issued in connection with developer-financed villas at Chial Mountain Reserve.

The notes include enforceable repayment and default terms, and the Company retains legal title to the underlying properties until repayment is completed. The portion of the notes receivable due within twelve months of the balance sheet date is presented as current, and the remaining balance as non-current.

Terms of the Notes:

Principal Amount: $952,450

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

As of September 30, 2026, management has performed internal valuation reviews and determined that the estimated fair value of the underlying collateral remains sufficient to secure the carrying value of the outstanding notes. As such, management has determined that expected credit losses across its outstanding notes receivable are immaterial. Consequently, no allowance for credit losses has been recorded as of September 30, 2026.

As of September 30, 2026, the Company held one mortgage receivable related to the Chial Mountain Reserve with a past due balance of approximately $21,000. Chial is in the process of a recovery action and as noted below, all rental revenues are being applied to the past due receivables. The Company’s policy is to collect and apply all monthly rental revenues due to the villa owner directly toward the outstanding mortgage balance and monthly homeowner maintenance services (“HOM”).

Subsequent to the balance sheet date, on October 9, 2026, the Board of Directors approved pursuing a proposed divestiture and rescission of the acquisition-related transactions of Chial Mountain Ltd. (the “Unwind Transaction”). The Unwind Transaction is expected to involve negotiations with Chial Mountain Ltd., BOS, and other applicable parties to transfer or return the Chial Reserve Assets and related interests in exchange for the full cancellation, release, or satisfaction of the associated acquisition-related indebtedness and obligations. Because the underlying debt and obligations are expected to be settled via this asset transfer, the Company does not anticipate an increase in future credit losses for these mortgage receivables. Refer to Note 26, Subsequent Events, for further discussion.

9. OTHER CURRENT ASSETS

Other current assets consist of balances due from Chial owners, and agent rental bookings. The balance of other current assets as of September 30, 2026, and June 30, 2026, was $104,310 and $62,072, respectively. As of September 30, 2026, the balance consisted of prepayment for inventory materials of $66,442, due from Chial owners of $37,817, and agent rental bookings of $51. As of June 30, 2026, the balance consisted of due from Chial owners of $62,020, agent rental bookings of $52.

10. FIXED ASSETS

The carrying basis and accumulated depreciation of fixed assets at September 30, 2026 and at June 30, 2026 are as follows:

	Useful Lives	September 30, 2026	June 30, 2026
Property placed into service	40 years	5,251,335	5,242,741
Site developments	40 years	461,589	461,589
Building improvements	15 years	263,181	263,181
Vehicles	5 years	65,675	65,675
Computer and equipment	5 years	22,755	22,755
Furniture and fixtures	7 years	16,269	16,269
Total fixed assets, gross		6,080,804	6,072,210

Less depreciation and amortization		(349,112)	(304,050)
Total fixed assets, net		$5,731,692	$5,768,160

The Company recorded depreciation and amortization expense of $45,062 and $38,602 for the three months ended September 30, 2026 and 2025, respectively.

11. INCOME TAXES – DEFERRED TAX ASSET

Income Tax

For the three months ended September 30, 2026, and the fiscal year ended June 30, 2026, the Company recorded no current or deferred income tax expense.

As of September 30, 2026, the Company had net operating loss (“NOL”) carryforwards of approximately $14,368,692, which are available to offset future taxable income, subject to applicable limitations under the Internal Revenue Code, including the change of ownership limitations of IRC Section 382. The related gross deferred tax asset is approximately $3,017,425, calculated using a U.S. federal tax rate of 21%.

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

Accordingly, the Company has recorded a full valuation allowance against its deferred tax assets, resulting in no net deferred tax asset recognized in the consolidated financial statements as of September 30, 2026.

The Company will continue to assess the realizability of its deferred tax assets at each reporting date and will adjust the valuation allowance in future periods if evidence becomes available that indicates it is more likely than not that some portion of the deferred tax assets will be realized.

Valuation Allowance Roll forward

Component	September 30, 2026
Net operating loss carryforwards (NOLs)	$14,368,692

Gross deferred tax asset @ 21%	$3,017,425
Less: Valuation allowance	$(3,017,425)
Net deferred tax asset recognized	$0

12. OTHER NON- CURRENT ASSETS

Other non-current assets consist of escrow deposit – real estate and security deposit. The balance of other non-current assets as of September 30, 2026, and June 30, 2026, was $19,500 and $19,500, respectively. As of September 30, 2026, and June 30, 2026, the balance consisted of security deposit of $14,500, and an escrow deposit- real estate of $5,000.

13. ACCOUNTS PAYABLE

As of September 30, 2026, and June 30, 2026, the balance of accounts payable was $584,974 and $501,208, respectively, and related primarily to expenses for professional services, construction, SEC filings, outstanding legal expenses and share transfer expenses.

14. OTHER CURRENT LIABILITIES

Other current liabilities consist of business and hospitality tax payables, security, payroll liabilities, and Chial Reserve homeowners’ booking fees. The balance of other current liabilities as of September 30, 2026, and June 30, 2026, was $101,198 and $215,837, respectively.

As of September 30, 2026, the balance consisted of payroll for non-related parties of $62,197, payroll liabilities of $4,398, due to non-related parties of $16,489, security deposit liabilities of $16,000, hospitality and business tax payable of $1,835, and due to Chial owners of $276.31.

As of June 30, 2026, the balance consisted of payroll for non-related parties of $175,911, due to non-related parties of $16,701, security deposit of $16,000, payroll liabilities of $2,273, hospitality and business tax payable of $1,836, due to Chial owners of $1,846, and prepaid revenue of $1,270. As of June 30, 2026, payroll for directors’ compensation of $113,714 was included in other current liabilities payroll for non-related parties and as of September 30, 2026 it is reported in due to related party.

15. ACCRUED EXPENSES

As of September 30, 2026, and June 30, 2026, the balance of accrued expenses was $406,429 and $374,030, respectively, and related to accrued interest of $384,429 and audit fees of $22,000.

As of June 30, 2026, the balance consisted of accrued interest of $334,029 and fiscal year 2026 audit fees of $40,000.

16. DUE TO RELATED PARTIES

As of September 30, 2026, and June 30, 2026, the balance due to related parties was $1,353,996 and $847,341, respectively. The balances relate to costs paid on behalf of the Company and funding provided to the Company by Harthorne Capital, Inc. (“Harthorne”), an affiliate of the Company, and other related parties of $1,101,128. The balances also include all salary and payroll accruals for the Company’s development and administrative teams of $127,154, and directors’ compensation of $125,714.

As of June 30, 2026, the balance due to related parties consisted of amounts due to Harthorne Capital and other related parties of $758,072, and salary and payroll accruals for the Company’s development and administrative teams of $89,269. As of June 30, 2026, payroll for directors’ compensation of $113,714 was included in other current liabilities payroll for non-related parties and as of September 30, 2026 it is reported in due to related party.

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

See details of transactions and balances with related parties in the following notes to the consolidated financial statements below:

Note 17 – Notes Payable – Related Parties,

Note 18 – Convertible Notes Payable – Related Parties,

Note 19 – Line of Credit Payable – Related Parties

17. NOTE PAYABLE – RELATED PARTIES

As of September 30, 2026, and June 30, 2026, the balance of note payable – related parties was $1,570,000 and $1,570,000, respectively.

On December 20, 2024, the Company executed a due on demand note payable to Michael Singh for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount of $1,500,000. The balance of this note as of September 30, 2026, is $1,500,000; the note bears no interest. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026, or the uplisting to the NYSE American

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

		Current
Holder	Principal	Balance	Rate	Maturity Date	Security
KiniConsult Inc	$20,000	$20,000	8%	December 8, 2026	N/A
Dr. Narendra Kini	$50,000	$50,000	8%	December 8, 2026	N/A
Total combined	$70,000	$70,000

18. CONVERTIBLE NOTES PAYABLE – RELATED PARTIES

As of September 30, 2026, and June 30, 2026, the balance of convertible notes payable – related parties was $1,550,535, and $1,550,535, respectively.

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

On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent periods, and currently adjusted to $300,535 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of June 30, 2026, the balance was trued-up to $300,535 due to villa sales and acquisition cost adjustments. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Effective June 15, 2026, the maturity date of the note was extended to December 8, 2026, or the uplisting to the NYSE American.

Subsequent to the balance sheet date, on October 9th, 2026, the Board of Directors approved pursuing the proposed divestiture and rescission of the acquisition-related transactions of Chial Mountain Ltd, in consideration for the release and satisfaction of the underlying indebtedness and obligations of the Company associated with those transactions (the “Unwind Transaction”). The contemplated Unwind Transaction is expected to involve negotiations with Chial Mountain Ltd., BOS, and other applicable parties to establish the terms under which the Chial Reserve Assets and related interests would be transferred or returned in exchange for the cancellation, release, or satisfaction of the applicable acquisition-related indebtedness and obligations. See Note 26, Subsequent Events for further discussion. As of September 30, 2026 our Current indebtedness to Michael Singh related to the convertible note payable was $300,535.

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

19. LINE OF CREDIT PAYABLE – RELATED PARTIES

Between November 15, 2024, and December 20, 2024, the Company borrowed an aggregate of $3,350,154, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended (the “BOS Note”), under a planned committed Line of Credit with BOS Investment Inc. (“BOS”) to borrow up to an aggregate of $5,000,000. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of the Chial Reserve Assets. The Line of Credit has an outstanding principal balance of $3,350,154 at September 30, 2026, and bears interest at 3.5 percent per annum.

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

Subsequent to September 30, 2026, BOS Investments Inc. advised the Company that it would not provide additional advances under the previously contemplated $5,000,000 credit facility. Accordingly, the borrowing capacity under the facility has been limited to the aggregate outstanding principal balance of $3,350,154 as of September 30, 2026. No additional funding is available under the facility.

Subsequent to September 30, 2026, the Board of Directors approved pursuing the proposed divestiture and rescission of the acquisition-related transactions of Chial Mountain Ltd, in consideration for the release and satisfaction of the underlying indebtedness and obligations of the Company associated with those transactions (the “Unwind Transaction”). The contemplated Unwind Transaction is expected to involve negotiations with Chial Mountain Ltd., BOS, and other applicable parties to establish the terms under which the Chial Reserve Assets and related interests would be transferred or returned in exchange for the cancellation, release, or satisfaction of the applicable acquisition-related indebtedness and obligations. See Note 26, Subsequent Events for further discussion. As of September 30, 2026 our Current indebtedness to BOS Investments Inc. related to the line of credit was $3,350,154.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
BOS Investments Inc.	$3,350,154	$3,350,154	3.5%	December 8, 2026	Pledged Assets

20. LOAN PAYABLE - CURRENT

The Company has a loan payable - current as of September 30, 2026, and June 30, 2026 in the amount of approximately $71,362 and $44,334, respectively.

On March 16, 2026, Awaysis Belize Ltd., a wholly owned subsidiary of Awaysis Capital, Inc, secured a long-term construction loan from The Belize Bank Limited in the amount of $2,051,500 ($2,000,000 loan and $51,500 in loan and closing cost fees) bearing an interest rate of 8% and a maturity date of September 30, 2036. As of September 30, 2026, the balance advanced on the loan is $1,048,630. The current portion of the amount due is $71,362. The terms of the loan consist of the first 6 months allowing interest-only payments. Refer to Loan Payable – Non Current Note 23 for further note details.

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
The Belize Bank Limited Construction Loan – Current portion		$71,362	8.0%	September 30, 2036	Pledged Assets

21. NOTES PAYABLE – CURRENT

The Company has notes payable - current as of September 30, 2026, and June 30, 2026 in the amount of approximately $2,514,690 and $2,515,190, respectively.

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

Laya Management Corporation has issued a demand for repayment of the outstanding obligation, and as of July 2026 this note is considered to be in default.

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

		Current		Maturity
Holder	Principal	Balance	Rate	Date	Security
Laya Management Corp. (assigned from Curah Capital Corporation)	$2,600,000	$2,514,690	0.0%	On demand	N/A

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

As of September 30, 2026, the Company did not have any additional operating leases that had been executed but were not yet commenced. No other significant new lease obligations, modifications, or renewals were entered into during the reporting period.

The maturity schedule of future minimum lease payments under operating leases and the reconciliation to the operating lease liabilities reported on the Consolidated Balance Sheets was as follows:

September 30, 2026

Remaining months ending June 30, 2027	$66,059
Thereafter	29,624
Total operating lease payments	95,683
Present value adjustment	(3,169)
Total operating lease liabilities	$92,514

As of September 30, 2026, the total operating lease liability amount of $92,514 consists of current and long-term portion of operating lease liabilities of $88,211 and $4,303 respectively.

For the three months ended September 30, 2026, and the year ended June 30, 2026, operating lease costs were $21,882 and $87,609, respectively.

The following table summarizes the weighted-average remaining lease term and weighted-average discount rate related to the Company’s operating leases as of September 30, 2026:

September 30, 2026

Weighted-average remaining lease term, years	1.1
Weighted-average discount rate, %	7.0%

23. LOAN PAYABLE – NONCURRENT

The Company has notes payable – noncurrent as of September 30, 2026, and June 30, 2026 in the amount of $977,268 and $833,096, respectively.

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

As of September 30, 2026, the utilized balance on the loan is $1,048,630. The current portion due is $71,362 and the long-term portion is $977,268. The terms of the loan consist of the first 6 months allowing interest only payments. The loan will be utilized to fund the completion of the construction of the Awaysis Casamora properties, which is expected within approximately the next 12 months.

Holder	Total Construction Loan	Loan Advanced	Rate	Maturity Date	Security
The Belize Bank Limited - Construction Loan	$2,000,000	$1,048,630	8.0%	September 30, 2036	Pledged Assets
Current portion		$71,362
Non-current portion		$977,268

24. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three months ended September 30, 2026, and, to the best of management’s knowledge, no legal proceedings are pending or threatened against the Company that would have a material adverse effect on its financial position, results of operations, or cash flows.

Purchase Commitments

Purchase Commitments and Construction Expenditures

As of September 30, 2026, the Company had approximately $1.2 million in estimated remaining construction costs associated with the completion of its Casamora development, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. These amounts represent management’s estimates of future capital expenditures based on the current construction budget and do not, in themselves, constitute legally binding purchase commitments.

Management has not identified any material noncancelable purchase obligations or long-term supply agreements associated with these remaining construction expenditures that would require separate disclosure under ASC 440 or applicable SEC reporting requirements.

The timing and amount of future construction expenditures will depend upon construction progress, contractor arrangements, availability of financing, and other operational considerations.

25. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

As of September 30, 2026, we were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.01.

No shares of preferred stock were issued and outstanding during the three months ended September 30, 2026 or the year ended June 30, 2026.

Common Stock

As of September 30, 2026, we were authorized to issue 1,000,000,000 shares of common stock with a par value of $0.01, of which 409,386,192 shares of common stock were issued and outstanding and 54,135 shares of common stock were subscribed, contractually obligated and committed to be issued but not yet issued.

During the three months ended September 30, 2026, the Company did not issue any common shares or common shares subscribed.

During the fiscal year ended June 30, 2026, the Company issued 24,209,448 common shares in the amount of $2,986,244, and had common shares subscribed of 54,135 in the amount of $2,167. The Company cancelled a common stock subscription for the purchase of 943,000 shares in the amount of $943,000 as it was determined to be uncollectible. The cancellation was recorded as a direct reduction to subscribed common stock, APIC, and subscription receivable.

Of the 24,209,448 shares issued during the fiscal year ended June 30, 2026, the Company issued 22,167,628 common shares for equity compensation of officer salaries in the amount of $2,660,115, issued 1,164,582 common shares for payment of professional services in the amount of $146,126, and issued 877,238 restricted stock shares in the amount of $180,003. Included in the restricted shares issued are 760,371 shares issued in the amount of $159,678 related to note interest converted to shares.

The Company reported 54,135 shares subscribed for professional services in the amount of $2,167 as compensation for professional services.

The Company has the following potentially dilutive debt or equity instruments which were issued or outstanding as of September 30, 2026, or for the year ended June 30, 2026:

●	On June 26, 2024, the Board approved a $1.1 million convertible bridge loan to the Company by Harthorne, bearing an annual interest rate of 12%. The note was originally due on June 19, 2025, unless sooner paid in full or converted in accordance with the terms of conversion at $0.30 per share. On September 16, 2025 this note has been extended to November 30, 2025. Effective February 3, 2026 this note has been extended to February 28, 2026. Effective May 11, 2026 this note has been extended to June 15, 2026. Effective June 15, 2026, this note has been extended to December 8, 2026.

●	On December 20, 2024, the Company executed a convertible note payable to Michael Singh, Co-Chief Executive Officer and significant shareholder, for the purchase of the stocks of Awaysis Belize Limited and Chial Mountain Limited in the amount originally stated at $1,600,000 subject to true up of the purchase price in subsequent periods, and currently adjusted to $300,535 to account for current approximate appraisal. This note carries interest at 3.5% and is also subject to the valuation true-up. On October 28, 2025, the Company amended the maturity date to the earlier of November 30, 2025, or the up listing of the Company to the NYSE American. Effective February 3, 2026, the Company amended the maturity date to the earlier of February 28, 2026, or the uplisting of the Company to the NYSE American. As of June 30, 2026, the balance was trued-up to $300,535 due to villa sales and acquisition cost adjustments. Effective May 11, 2026, the Company amended the maturity date to the earlier of June 15, 2026, or the uplisting of the Company to the NYSE American. Effective June 15, 2026, the Company amended the maturity date to the earlier of December 8, 2026, or the uplisting of the Company to the NYSE American.

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

As of the date the financial statements were issued, the appraisal and any related purchase price adjustment had not been finalized. Accordingly, no adjustment has been made to the carrying amounts of the related assets or liabilities as of September 30, 2026. Management will evaluate the outcome of the appraisal and any resulting modification to the purchase price in the period in which it becomes known.

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

The Company has not declared or paid any dividends or returned any capital to common stock shareholders as of September 30, 2026, and June 30, 2026.

In periods where the Company reports a net loss, all potentially dilutive securities – including stock options and convertible notes – are anti-dilutive and therefore excluded from the calculation of diluted loss per share.

Warrants

No warrants were issued or outstanding during the three months ended September 30, 2026, or the year ended June 30, 2026.

Stock Options

On February 13, 2023, certain executive employment agreements contemplated the issuance of options to purchase an aggregate of 22,500,000 shares of the Company’s common stock at an exercise price equal to the fair market value of the common stock on the applicable grant date.

The employment agreements expressly provide that the granting of stock options or other equity compensation is conditional upon written approval by the Company’s Board of Directors together with any required stockholder approval.

The Company has determined that the required Board or committee approval was never given. Accordingly, the contemplated stock option awards were not formally granted or issued pursuant to the employment agreements, and the contractual provisions specifying immediate vesting upon grant were not triggered.

Management has therefore concluded that no grant date was established for these contemplated awards under ASC 718. In addition, there is no intrinsic value to the shares based on the date February 13, 2023 the options were authorized but not granted as the shares were the same price at $0.32 as the exercise price.

Subject to confirmation that no separate pre-grant share-based payment or other compensation obligation arose, the Company has determined that no stock option compensation expense is required in connection with these contemplated awards, and no retrospective adjustment to previously issued financial statements is necessary.

No stock options were granted or outstanding pursuant to these arrangements as of September 30, 2026, or the year ended June 30, 2026.

26. SUBSEQUENT EVENTS

The Company evaluated subsequent events occurring after September 30, 2026, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined the following subsequent events are required to be disclosed:

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

Approved at an October 9, 2026 Board meeting, effective as of June 15, 2026, the Company and BOS amended the Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a planned committed Line of Credit with BOS Investments Inc. to borrow up to an aggregate of $5,000,000, bearing interest at 3.5% per annum, to extend the maturity date to December 8, 2026.

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

Proposed Unwinding of Chial Acquisition

On October 9, 2026, subsequent to the quarter ended September 30, 2026, the Board of Directors considered the financial obligations associated with the Chial Reserve Assets, the development’s stage of completion, and the additional capital expenditures anticipated to complete the development.

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

Michael Singh, the Company’s Co-Chief Executive Officer, as of the balance sheet date of September 30, 2026, and a related party to certain obligations arising from the acquisition, recused himself from the Board’s consideration and approval of the proposed transaction.

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

Modification of BOS Investments Inc Credit facility

Subsequent to September 30, 2026, BOS Investments Inc. advised the Company that it would not provide additional advances under the previously contemplated $5,000,000 credit facility. Accordingly, the borrowing capacity under the facility has been limited to the aggregate outstanding principal balance of $3,350,154 as of September 30, 2026. No additional funding is available under the facility.

This development has been considered by management in its assessment of the Company’s liquidity requirements and its ability to continue as a going concern.

Office Relocation and Lease Transition

Subsequent to the balance sheet date, in October 2026, the Company officially relocated its principal executive offices from 3400 Lakeside Drive, Suite 100, Miramar, Florida 33027 to 9050 Pines Blvd, Suite 363, Pembroke Pines, FL 33024. This operational transition represents a routine administrative modification and did not result in material lease exit impairments or contractual termination penalties.

Executive Leadership Transition

At the balance sheet date, Mr. Michael Singh and Dr. Andrew Trumbach served as the Company’s Co-Chief Executive Officers. Subsequent to September 30, 2026, the Board of Directors met to discuss the Company’s executive leadership structure and offered Dr. Andrew Trumbach the position of sole Chief Executive Officer, which he accepted, subject to formal approval by the Board of Directors. As of the date of this report, the appointment remains subject to a formal Board vote and has not yet become effective. Upon approval, Mr. Singh is expected to cease serving as Co-Chief Executive Officer but will continue to serve as a member of the Company’s Board of Directors. The Company does not expect the proposed leadership transition to have a material impact on its financial position, results of operations, or cash flows.

Other than as provided above or in the other notes to these financial statements, the Company has determined that there are no other subsequent events that are required to be disclosed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited financial statements and related notes included in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Certain information contained in this MD&A includes “forward-looking statements.” Statements which are not historical reflect our current expectations and projections about our future results, performance, liquidity, financial condition and results of operations, prospects and opportunities and are based upon information currently available to us and our management and their interpretation of what are believed to be significant factors affecting our existing and proposed business, including many assumptions regarding future events. Actual results, performance, liquidity, financial condition and results of operations, prospects and opportunities could differ materially and perhaps substantially from those expressed in, or implied by, these forward-looking statements as a result of various risks, uncertainties and other factors, including those risks described in detail in the section entitled “Risk Factors” on our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed with the Securities and Exchange Commission on October 16, 2026.

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

We are not currently aware of any jurisdictional restrictions that would prohibit the offer, marketing, or rental of these properties in the jurisdictions we are targeting. While our existing properties are located in Belize, the offer and sale of these properties, and the related rental and management arrangements, may occur in both Belize and the United States, provided that all such activities are conducted in compliance with the applicable real estate, consumer protection, securities, and hospitality regulations in each relevant jurisdiction.

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

As of September 30, 2026, our revenues consist primarily of:

●	Monthly villa booking income;

●	Rental income; and

●	Commission income.

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

We commenced activities and started to incur material costs in the fiscal year ended June 30, 2022, as a result of our change in control transaction in November 2021 and commencement in February 2022 of our business strategy of acquiring, developing, and managing residential vacation home communities in desirable travel destinations. Our business strategy continued throughout the fiscal year ended June 30, 2026, and the three months ended September 30, 2026, with focus on development and increased revenues from villa sales and booking management income

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

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

Chial Mountain Reserve currently generates booking revenue and management revenue, however, the timing and magnitude of future cash flows will depend on market conditions, the pace of unit completions, real estate transaction volumes, and demand for hospitality services. Management continues to monitor operating performance and capital requirements in light of the Company’s growth trajectory and prevailing market opportunities. Subsequent to the balance sheet date, on October 9th, 2026, the Board of Directors approved pursuing the proposed divestiture and rescission of the acquisition-related transactions of Chial Mountain Ltd., in consideration for the release and satisfaction of the underlying indebtedness and obligations of the Company associated with those transactions (the “Unwind Transaction”). The contemplated Unwind Transaction is expected to involve negotiations with Chial Mountain Ltd., BOS, and other applicable parties to establish the terms under which the Chial Reserve Assets and related interests would be transferred or returned in exchange for the cancellation, release, or satisfaction of the applicable acquisition-related indebtedness and obligations.

Management has evaluated the impact of upcoming debt maturities on liquidity and the Company’s going concern assessment. A majority of these obligations relate to related-party notes. Although the related-party lenders have historically extended maturities, they are not obligated to do so, which are not expected to impose liquidity pressure because the lenders (controlling shareholders and affiliated entities) have historically provided ongoing financial support and have indicated their willingness to continue doing so. As part of this evaluation, management has prepared a 12-month cash flow forecast commencing November 2026. The forecast reflects projected positive net cash flows over the 12-month period. Management’s liquidity strategy includes the continued generation of rental revenues, monetization of selected real estate assets, management of operating expenditures, and negotiated repayment or restructuring arrangements with existing creditors, including the divestiture of Chial Mountain Ltd. and its related debts and payments to Laya Management Corporation. Accordingly, management concluded that these maturities do not create near-term liquidity pressure and do not give rise to substantial doubt about the Company’s ability to continue as a going concern.

Management continues to evaluate and negotiate the terms of its outstanding debt obligations, including those scheduled to mature in December 2026 and the demand obligation payable to Laya Management Corporation. The Company’s cash flow forecast contemplates partial repayment of certain obligations and the management of remaining balances through negotiated arrangements with creditors.

Management evaluated these conditions in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, including projected operating cash flows and plans to improve liquidity through rental operations, selected real estate asset sales, the proposed divestiture of Chial Mountain Ltd. and its associated debt obligations, and negotiated restructuring or extension of remaining debt obligations.

Based on its evaluation, management concluded that these plans are probable of being effectively implemented and probable of mitigating the conditions that initially raised substantial doubt. Accordingly, management concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated for the twelve-month period following the issuance of these financial statements.

Management has implemented several measures intended to mitigate liquidity risk, strengthen the capital structure, and preserve operational continuity. These measures include:

1. Conversion of Accrued Obligations to Equity

Management intends to seek to satisfy accrued compensation owed to officers, directors, and related-party service providers through the issuance of common stock, subject to Board approval and compliance with applicable securities laws. Any such issuances would reduce current liabilities and improve working capital but would dilute existing stockholders.

2. Reliance on Related-Party Support and Non-Cash Settlements

The Company continues to rely on financial support from controlling shareholders and affiliated entities, including short-term advances, deferral of repayments, non-cash settlements of interest obligations, and extended payment terms. These arrangements are uncommitted. Because these financing arrangements are related-party in nature, they do not represent near-term third-party liquidity risk. The company depends substantially on related–party financing, which may not be available on commercially reasonable terms or at all.

3. Planned Capital Raising and Uplist Strategy

Management is evaluating potential capital-raising alternatives, which may include an uplisting to the NYSE American, equity financings and project-based financing tied to specific development assets. There can be no assurance that any such transaction will be completed on acceptable terms or at all.

4. Growth in Hospitality Revenue and Increase in Cash Flows

The Company’s hospitality operations continue to demonstrate positive performance trends, characterized by year-over-year increases in occupancy levels and average daily rates (“ADR”). Based on current contractual agreements, booking trajectories, management projects an increase in hospitality revenues over the next 12 months.

This projection does not account for the potential impact of the proposed divestiture and rescission of the acquisition-related transactions of Chial Mountain Ltd. (the “Unwind Transaction”). Historically, villa sales and monthly rental revenues generated at Chial Mountain Reserve have constituted a substantial component of the Company’s consolidated revenue. Due to the uncertainties surrounding the pending Unwind Transaction, the Company’s historical hospitality revenues may not be indicative of future operating results, and subsequent revenue streams could vary materially from those reported for the three months ended September 30, 2026.

Growth initiatives are partially supported by development timelines at Awaysis Casamora, which remains ongoing, with units expected to be fully completed and become available for commercial sale or rental operations by March 2027.

Based on current contracts and booking trajectories as we bring online more villas and units at both properties, the Company’s hospitality operations continue to demonstrate positive performance trends, with year-over-year increases in occupancy and average daily rates.

We expect that the anticipated development costs associated with our initial properties will be funded through a combination of pre-sales, investor subscriptions, advances, or loans from our principal shareholders, rather than through our current cash balances. We will, however, need to raise additional capital to meet our long-term operating and development requirements.

On March 16, 2026, Awaysis Belize Ltd, a wholly owned subsidiary of Awaysis Capital, Inc. secured a construction loan from a primary Bank in Belize in the amount of $2,000,000 bearing an interest rate of 8% and a maturity date of September 30, 2036. The terms of the loan consist of the first 6 months allowing interest only payments. The loan will be used to finalize the construction of the Awaysis Casamora properties within the next 12 months, with an estimated date of completion of March 2027.

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

Three months ended September 30, 2026, as compared to three months ended September 30, 2025

Revenues

During the three months ended September 30, 2026, and 2025, we recognized revenue of $164,671 and $95,198, respectively. Revenue generated during the three months ended September 30, 2026, consists primarily of rental income, monthly booking income of villas, management fee income, maintenance income, and commission income. Revenue generated during the three months ended September 30, 2025, consists primarily of monthly booking income of villas, management fee income, rental income and maintenance income.

This increase was primarily driven by increase in commission income, the expansion of short-term rental operations, the increase in utilization of resort assets and the growth in service-based revenue streams.

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

Cost of Goods Sold

During the three months ended September 30, 2026, and 2025, we incurred cost of goods sold of $251 and $0, respectively, consisting of guest service fees.

Sales and Marketing Expenses

During the three months ended September 30, 2026, and 2025, we incurred sales and marketing expenses of $88,032 and $32,291, respectively, consisting of marketing and support of our products and services, promotional and public relations expenses and management and administration expenses in support of rental offerings and marketing. The increase in sales and marketing expenses from the three months ended September 30, 2025, to 2026 is due to an increase in commission expenses and merchant fees.

General and Administrative Expenses

During the three months ended September 30, 2026 and 2025, we incurred general and administrative expenses of $670,921 and $702,375, respectively, consisting of audit and accounting fees, travel and entertainment, payroll and employee benefits, legal fees, filing fees and transfer agent fees, relating to both sustaining the corporate existence of the Company and public company-related expenses. The decrease in general and administrative expenses from the three months ended September 30, 2025, to 2026 mostly relates to a decrease in professional services and travel expenses, partially offset by an increase in salaries and office expenses.

Operating Results

During the three months ended September 30, 2026, and 2025, we recognized operating losses of $(594,533) and $(639,468), respectively. These losses were primarily driven by operating expenses incurred as we continued to scale our hospitality operations under the Awaysis brand and by public company costs.

General and administrative costs reflect continued investment in:

●	Corporate infrastructure

●	Public company compliance

●	Operational scaling

We expect operating losses to continue in the near term as we expand our property portfolio, enhance our operational infrastructure, and invest in branding and marketing initiatives to support growth.

Other Income (Expenses)

During the three months ended September 30, 2026, and 2025, we incurred net other expense of $8,006 and $12,080, respectively, consisting of interest expense, partially offset by mortgage interest income.

Net Loss

During the three months ended September 30, 2026, and 2025, we recognized net losses of $(602,539) and $(651,548), respectively. These losses were primarily attributable to the cost of professional fees such as accounting, marketing, legal, filing fees and transfer agent fees required to sustain our corporate existence, comply with public company reporting obligations, and support our increase in operations as we continue the transition from being a shell company into an operating business.

The decrease in net loss from the three months ended September 30, 2025, to 2026 was principally driven by increased commission income, and increase in rental and management income, as well as the operational factors described above. These improvements were partially offset by the ongoing costs associated with scaling our hospitality operations under the Awaysis brand and preparing for future capital-raising activities.

Capital Requirements and Sources of Liquidity

As of September 30, 2026, we had cash of $127,635 and a working capital deficit of $385,319.

The Company currently relies on:

●	Operating cash flows (limited during development stage)

●	Related party financing

●	Capital raising activities

The Company intends to pursue:

●	Equity financing transactions

●	Potential uplisting to a national securities exchange

●	Strategic asset monetization

We do not have sufficient cash on hand to meet our obligations as they become due over the next 12 months without extensions of our existing indebtedness, asset sales or additional financing. We expect that the anticipated development costs associated with our initial properties will be funded through a combination of pre-sales, investor subscriptions, advances, or loans from our principal shareholders, rather than through our current cash balances. We will, however, need to raise additional capital to meet our long-term operating and development requirements.

Management has evaluated these conditions, together with its current operating activities, anticipated cash flows, available assets. As part of this assessment, management has prepared a 12-month cash flow forecast commencing November 2026. The forecast projects approximately $1.72 million in cash inflows, consisting of $222,000 in rental revenues and $1.5 million in anticipated proceeds from the sale of the Casamora administrative building. Projected cash outflows total approximately $1.41 million, including operating expenditures, interest payments, and planned principal repayments totaling $1 million toward obligations owed to BOS Investments Inc. and Laya Management Corporation

The forecast reflects projected positive net cash flows of approximately $315,400 over the 12-month period. Management’s liquidity strategy includes the continued generation of rental revenues, monetization of selected real estate assets, management of operating expenditures, and negotiated repayment or restructuring arrangements with existing creditors including divesting of Chial Mountain Ltd and its related debts.

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

Management evaluated these conditions in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, including projected operating cash flows and plans to improve liquidity through rental operations, selected real estate asset sales, the proposed divestiture of Chial Mountain Ltd. and its associated debt obligations, and negotiated restructuring or extension of remaining debt obligations.

Based on its evaluation, management concluded that these plans are probable of being effectively implemented and probable of mitigating the conditions that initially raised substantial doubt. Accordingly, management concluded that substantial doubt about the Company’s ability to continue as a going concern has been alleviated for the twelve-month period following the issuance of these financial statements.

The Company’s ability to execute these plans remains subject to certain risks and uncertainties, including the timing and realization of anticipated property sale proceeds, continued operating cash flows, and the successful negotiation of outstanding debt obligations.

Our most significant capital requirement is the completion of construction at the Awaysis Casamora Assets, for which we expect remaining costs of approximately $1.2M. We expect to fund this requirement through a combination of advances under the Belize Bank construction facility, of which $1,048,630 had been advanced as of September 30, 2026, against a total facility of $2,000,000, proceeds of villa and unit sales, operating cash flow and additional debt or equity financing. The Belize Bank facility is the only committed construction financing we have in place, and the balance of this requirement is therefore dependent on financing we have not yet obtained. Major development activity at the Chial Reserve Assets, including the Spa and Wellness Center, has recently been suspended pending the potential unwinding of our acquisition of Chial Reserve, and would represent additional capital requirements for which we have not established committed funding.

Known trends and uncertainties that are reasonably likely to affect our future results include the following:

●	The potential unwinding of our acquisition of Chial Reserve, and the suspension of further development of Chial Reserve pending such potential unwind.

●	Unit availability at the Awaysis Casamora Assets was unchanged between June 30, 2026 and September 30, 2026, which may delay the increase in hospitality revenue we have anticipated as additional units are placed into the rental program.

●	The past 12 month rental average occupancy rate at the Chial Reserve Assets was approximately 12% as of September 30, 2026, and our ability to improve that rate depends on completion of planned amenities and on demand in the Cayo District market, pending the potential future unwinding of Chial Reserve.

●	In the event the potential unwinding of our acquisition of Chial Reserve does not occur, construction of the Chial restaurant facilities was completed after the fiscal year end, and we expect the restaurant to begin contributing food and beverage revenue, and associated operating costs, in fiscal year 2027.

Because villa sales at Chial have been a substantial component of revenue, and because no completed units were held for sale at September 30, 2026 and further because of the potential unwind of our acquisition of Chial Reserve, our revenue in future periods may not be indicative of the revenue reported for the three months ended September 30, 2026.

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

As of September 30, 2026, we owed this affiliate shareholder approximately $1,101,128, which funds were used to cover certain Company expenses and to support our operations.

Between December 20, 2024, and September 30, 2026, the Company borrowed an aggregate of $3,350,154, evidenced by a Secured Promissory Note, dated December 1, 2024, and as amended on April 22, 2025, under a then-planned committed line of credit with BOS Investment Inc. to borrow up to an aggregate of $5,000,000. Since then, the Company and BOS agreed not to pursue an agreement to memorialize the remaining planned $2.0 million line of credit. BOS is an affiliate of Michael Singh, the Company’s Co-CEO. The Company used a portion of the proceeds from the loan for the acquisition of Chial Reserve and the remainder to further develop the Company’s Awaysis Casamora Assets.

Subsequent to the balance sheet date, on October 9th, 2026, the Board of Directors approved pursuing the proposed divestiture and rescission of the acquisition-related transactions of Chial Mountain Ltd, in consideration for the release and satisfaction of the underlying indebtedness and obligations of the Company associated with those transactions (the “Unwind Transaction”). The contemplated Unwind Transaction is expected to involve negotiations with Chial Mountain Ltd., BOS, and other applicable parties to establish the terms under which the Chial Reserve Assets and related interests would be transferred or returned in exchange for the cancellation, release, or satisfaction of the applicable acquisition-related indebtedness and obligations.

On March 16, 2026, Awaysis Belize Ltd, a wholly owned subsidiary of Awaysis Capital, Inc. secured a construction loan from a primary Bank in Belize in the amount of $2,051,500 ($2,000,000 loan and $51,500 in loan and closing cost fees) bearing an interest rate of 8% and a maturity date of September 30, 2036. The terms of the loan consist of the first 6 months allowing interest only payments. The loan will be used to finalize the construction of the Awaysis Casamora properties within the next 12 months, with an estimated date of completion of March 2027.

As of September 30, 2026, we had total liabilities of approximately $12.7 million. The Company did not as of September 30, 2026 have the cash flow or the assets to repay all of such amounts when due. The Company has historically been successful in extending the maturity date of a significant portion of such liabilities, but can give no assurance that it will be successful in the future.

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

The following table provides a summary of the net cash flow activity for each of the periods set forth below:

	Three months ended
	September 30,
	2026	2025
Cash used in operating activities	$(415,245)	$(182,789)
Cash used in investing activities	(8,593)	-
Cash provided by financing activities	170,700	50,912
Change in cash	$(253,138)	$(131,877)

Cash Flows from Operating Activities

Net cash flows used in operating activities were $(415,245) and $(182,789) for the three months ended September 30, 2026 and 2025, respectively. Net cash used in operating activities primarily consisted of selling, marketing, and general operating expenses, as well as increased spending on construction in progress-related costs incurred to prepare properties for sale or rental. The increase in operating cash outflows for the three months ended September 30th, year-over-year reflects an acceleration of construction expenditures as we progress toward operational readiness within the Awaysis Casamora property.

Cash Flows from Investing Activities

During the three months ended September 30, 2026, and 2025, net cash flows used in investing activities were $(8,593) and $0, respectively. Net cash used in investing activities primarily consists of additional costs incurred on our fixed assets and properties.

Cash Flows from Financing Activities

For the three months ended September 30, 2026, and 2025, net cash provided by financing activities was $170,700 and $50,912, respectively. The increase in financing cash inflows reflects additional funding received to support our operational and development activities.

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

The classification of completed real estate units as either inventory or fixed assets is based on management’s intent at the time the property is substantially completed. Properties intended for sale in the ordinary course of business are classified as inventory. Properties intended to be held and utilized in the Company’s hospitality operations, including short-term rental programs, are classified as fixed assets when substantially completed and available for their intended use.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Co-Chief Executive Officers and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of September 30, 2026, the Co-Chief Executive Officers and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our then existing disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2026 to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures, primarily as a result of the late filing of certain reports with the Securities and Exchange Commission, including the failure to file or timely file Current Reports on Form 8-K. In particular, the Company did not file a Current Report on Form 8-K within the required time period following the demand for repayment received from Laya Management Corporation on July 7, 2026 and the resulting default under the related demand promissory note, which is instead reported in Item 5 of Part II of this Report. The Company’s management is seeking to remedy this deficiency, including by implementing procedures to identify events that may require disclosure on Form 8-K and to promptly communicate such events to management and the Company’s securities counsel.

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

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to the risk factors described under Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, filed on October 16, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Laya Management Corporation has issued a demand for repayment of the outstanding non-interest-bearing demand promissory note, which had an outstanding principal balance of $2,514,690 as of September 30, 2026. The demand was received on July 7, 2026, and the note has been in default since July 2026. The total arrearage as of the date of this Report is $2,514,690.

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

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On July 7, 2026, Laya Management Corporation, as assignee from Curah Capital Corporation, a company whose sole shareholder and sole director are the same as those of Laya Management Corporation, issued a demand for repayment of the outstanding non-interest-bearing demand promissory note issued by the Company, and the note has been in default since July 2026. The outstanding principal balance of the note was $2,514,690 as of September 30, 2026, all of which is currently due and payable. As of the date of this Report, the Board of Directors has not approved any formal resolution or repayment arrangement, and management continues to evaluate repayment arrangements and remains in communication with the lender. See Item 3 of Part II of this Report and Note 21 to the condensed consolidated financial statements included in this Report for additional information.

During the three months ended September 30, 2026, no director or officer, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended, of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit No.	Description of Document
3.1	Articles of Incorporation (1)
3.2	Certificate of Amendment of Certificate of Incorporation (1)
3.3	Certificate of Amendment to Articles of Incorporation (1)
3.4	By-Laws (1)
31.1*	Certification of Co-Chief Executive Officer (Michael Singh) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer (Andrew Trumbach) pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Co-Chief Executive Officer (Michael Singh) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Co-Chief Executive Officer and Chief Financial Officer (Andrew Trumbach) pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation
101.DEF	Inline XBRL Taxonomy Extension Definition
101.LAB	Inline XBRL Taxonomy Extension Labels
101.PRE	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

* Filed herewith.

(1)	Incorporated by reference from the exhibit included in the Company’s Amendment No. 1 to the Annual Report for the fiscal year ended June 30, 2024.
(2)	Incorporated by reference from the exhibit included in the Company’s Current Report on Form 8-K filed with the SEC on April 9, 2026.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AWAYSIS CAPITAL, INC.

Date: November 13, 2026	/s/ Michael Singh
Michael Singh
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 13, 2026	/s/ Andrew Trumbach
Andrew Trumbach
Co-Chief Executive Officer and Chief Financial Officer
(Co-Principal Executive Officer, Principal Financial and Accounting Officer)

